Form 10-Q
HIGHLANDS BANKSHARES INC /VA/
filed 1996-05-20
CIK 1008579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934


                      For the Quarter Ended March 31, 1996

                        Commission File Number: 0-27622

                           Highlands Bankshares, Inc.

                  Incorporated in the Commonwealth of Virginia

                            E.I. Number: 54-1796693

                                 P.O. Box 1128
                            Abingdon, Virginia 24212
                                 (540) 628-9181


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         (1)      YES__X__          NO_____
         (2)      YES__X__          NO_____


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                            Common Stock: 1,217,594

                           Highlands Bankshares, Inc.

                                   FORM 10-Q
                      For the Quarter Ended March 31, 1996

                                     INDEX

PART I. FINANCIAL INFORMATION                                          REFERENCE

         Item 1. Financial Statements
                  Consolidated Balance Sheets
                           March 31, 1996 and 1995.........................3
                  Consolidated Statement of Income
                           for the Three Months Ended
                           March 31, 1996 and 1995.........................4
                  Consolidated Statement of Cash Flows
                           for the Three Months Ended
                           March 31, 1996 and 1995.........................5
                  Consolidated Statement of Changes in
                           Stockholders' Equity for the Three
                           Months Ended March 31, 1996 and 1995............6

         Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations....................................7-9


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings........................................10

         Item 2. Changes in Securities....................................10

         Item 3. Defaults Upon Senior Securities..........................10

         Item 4. Submission of Matters to a Vote of
                           Security Holders...............................10

         Item 5. Other Information........................................10

         Item 6. Exhibits and Reports on Form 8-K.........................10

PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS


(Amounts in thousands)                                        March 31,          March 31,
                                                                1996               1995
ASSETS
Cash and due from banks                                       $  5,646           $  3,566
Federal funds sold                                               5,326                810
Investment securities available for sale
     (Amortized cost; $35,880 March 31, 1996; $30,500
     March 31, 1995)                                            35,695             29,627
Loans,net of allowance for credit losses
     $884 March 31, 1996; $848 March 31, 1995                  119,070             96,795
Bank premises and equipment                                      4,321              2,722
Interest receivable                                              1,124                816
Other assets                                                       820                974

           Total Assets                                       $172,002           $135,310



LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits, non-interest bearing                                $ 20,699            $15,475
Deposits, interest bearing                                     136,800            105,868

      Total Deposits                                           157,499            121,343


Short-term borrowings                                               --              2,000

Interest, taxes and other liabilities                            1,455                881

           Total Liabilities                                   158,954            124,224

STOCKHOLDERS' EQUITY

Common stock, $2.50 par value; 10,000,000
     shares authorized; 1,217,594 issued and
     outstanding                                                 3,044              3,042
Surplus                                                          5,133              5,120
Undivided profits                                                4,993              3,499
Unrealized gains (losses) on securities
     available for sale, net of deferred taxes                    (122)              (575)

           Total Stockholders' Equity                           13,048             11,086

           Total Liabilities and Stockholders'
                 Equity                                       $172,002           $135,310



PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)


                                                                           Three months            Three months
                                                                              ended                   ended
                                                                          March 31, 1996          March 31, 1995
INTEREST INCOME
Interest and fees on loans                                                     $ 2,735               $ 2,151
Interest on securities available for sale:
      Taxable                                                                      490                   407
      Exempt from taxable income                                                     8                     6
Interest on federal funds sold                                                      82                    11

           Total Interest Income                                                 3,315                 2,575

INTEREST EXPENSE
Interest on deposits                                                             1,808                 1,276
Interest on short-term borrowings                                                    9                    22

           Total Interest Expense                                                1,817                 1,298

                 Net Interest Income                                             1,498                 1,277

Provision for loan losses                                                           70                    30

                 Net Interest Income After Provision
                      Loan Losses                                                1,428                 1,247

NON-INTEREST INCOME
Securities gains (losses), net                                                      23                    --
Service charges on deposit accounts                                                 91                    76
Other fee income                                                                    11                    22
Other operating income                                                              30                     5

           Total Non-Interest Income                                               156                   103

NON-INTEREST EXPENSE
Salaries and employee benefits                                                     567                   423
Occupancy expense of bank premises                                                 212                   182
Other operating expenses                                                           280                   261

           Total Non-Interest Expense                                            1,059                   866

           Income Before Applicable Income Taxes                                   524                   484

Income tax expense                                                                 161                   166

           Net Income                                                          $   363               $   318

Net Income Per Share (Weighted Average Basis)                                  $   .30               $   .26


PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months          Three Months
                                                                        Ended                 Ended
                    (Amounts in thousands)                         March 31, 1996        March 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   363               $   318
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Provision for loan losses                                         70                    30
        Provision for deferred taxes                                      72                   (16)
        Deferred compensation expense                                     13                     2
        Depreciation                                                      55                    35
        Securities (gains) losses                                        (23)                   --
        Net amortization on securities                                    32                    20
        (Increase) decrease in interest receivable                       (56)                  (10)
        (Increase) decrease in other assets                              (45)                  (26)
        Increase (decrease) in interest, taxes
            and other liabilities                                         51                    16

        Net Cash Provided by Operating Activities                        460                   369

CASH FLOWS FROM INVESTING ACTIVITIES:
    Securities available for sale:
        Proceeds from sale of securities                               4,567                   500
        Proceeds from maturities of debt
            securities                                                 1,293                   522
        Purchase of securities                                        (9,492)               (2,492)
        Net (increase) decrease in federal funds
            sold                                                         209                  (810)
        Net increase in loans                                         (6,211)               (3,905)
        Premises and equipment expenditures                              (42)                 (203)

        Net Cash Used in Investing Activities                         (9,676)               (6,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in certificates of deposit                            5,030                 5,847
    Net increase in demand, savings and other
        deposits                                                       5,142                (1,818)
    Maturity of short-term borrowings                                 (1,000)                1,673

    Net Cash Provided by Financing Activities                          9,172                 5,702

    Net Increase in Cash and Cash Equivalents                             28                  (317)

    Cash and Cash Equivalents at Beginning of Year                     5,618                 3,883

    Cash and Cash Equivalents at End of Quarter                     $  5,646               $ 3,566


PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                           Unrealized Gain
                                                                          (Loss) Securities
  (Amounts in                                             Undivided         Available for
   thousands)             Common Stock       Surplus       Profits              Sale

Balance, 01/01/95            $3,038          $5,116        $3,181              $(1,092)

Net income                       --              --           318                   --

Proceeds from sale
   of stock                       4               4            --                   --

Stock options
   outstanding                   --              --            --                   --

Unrealized gains
   (losses)                      --              --            --                  517

Balance, 03/31/95            $3,042          $5,120        $3,499              $  (575)



Balance, 01/01/96            $3,044          $5,120        $4,630              $    18

Net Income                       --              --           363                   --

Proceeds from sale
   of stock                      --              --            --                   --

Stock options
   outstanding                   --              13            --                   --

Unrealized gains
   (losses)                      --              --            --                 (140)

Balance, 03/31/96            $3,044          $5,133        $4,993              $  (122)


                           HIGHLANDS BANKSHARES, INC.


PART I. ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Highlands Bankshares, Inc., the "Company", was formed December 31, 1995 to operate as a one-bank holding company. The Company acquired 100% of the common stock of Highlands Union Bank, the "Bank", through this corporate restructure. Therefore, all of the comparative material contained within this document is made between Highlands Bankshares, Inc., at March 31, 1996, and Highlands Union Bank, at March 31, 1995. The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

                             RESULTS OF OPERATIONS

Results of operations for the period ended March 31, 1996 reflected net income of $363 thousand, an increase of 13.79% over net income reported for the corresponding period in 1995. Operating results of the Company when measured as a percentage of average equity reveals a decrease in returns on average equity from 12.07% for the three-month period in 1995 to 11.14% for the corresponding period in 1996. This decrease is the result of a $954 thousand average net unrealized loss on available for sale securities offset to stockholders' equity as of March 31, 1995 compared to a $12 thousand average net unrealized gains on available for sale securities for the 1996 period. Return on average assets at
 .87% also reflects a decrease from .97% for the same period in 1995. This decrease on return on average assets is primarily due to the absorption of additional operating costs associated with the opening of a new branch office in December of 1995. Earnings per common share were $.30, increasing from $.26 for the same period in 1995.

Net interest income for the three months ended March 31, 1996 increased 17.31%, approximately $221 thousand over the comparable 1995 period. Average interest-earning assets increased approximately $32.8 million from March 31, 1995 to the current period while average interest-bearing liabilities increased $33.4 million during the same comparative period. The yield on average interest-earning assets increased 15 basis points to 8.48% in 1996 as compared to 8.33% in 1995. The yield on average interest-bearing liabilities increased 24 basis points to 5.49% in 1996 as compared to 5.25% in 1995. This increase in yield on interest-bearing liabilities is necessary to maintain depositors in order to continue funding it's large loan demand.

The first quarter provision for possible loan losses totaled $70 thousand, a $40 thousand increase from the corresponding period in 1995. The Company continually monitors the loan portfolio for signs of credit weakness or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first quarter of 1996 were $94 thousand compared with $18 thousand in 1995. Net charge-offs were .08% of total loans for the quarter ended March 31, 1996 as compared to .02% for the 1995 quarter end. Loan loss reserves increased 4.25% to $884 thousand at March 31, 1996. Reserves as of March 31, 1996 represent .74% of total loans versus .87% for the 1995 period.

                               FINANCIAL POSITION

Total loans have increased from $97.6 million at March 31, 1995 to $120.0 million at March 31, 1996. The loan to deposit ratio has decreased from 80.47% at March 31, 1995 to 76.16% at March 31, 1996. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $220 thousand at March 31, 1996, or .18% of total loans, compared with $501 thousand, or .51% at March 31, 1995.

Securities totaled $35.7 million (market value) at March 31, 1996 which reflects an increase of $6.1 million or 20.48% from the March 31, 1995 total of $29.6 million. The majority of this increase is in purchases of adjustable rate securities in order to match the current volatile rate environment. Securities, as of March 31, 1996, are comprised of U.S. Treasuries, approximately 8.37% of the total securities portfolio, obligations of the U.S Government, approximately 85.67% of the total securities portfolio, municipal issues, approximately 3.84% of the securities portfolio, and equity securities, approximately 2.13% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1996 and 1995.

Total stockholders' equity of the Company was $13.5 million at March 31, 1996, representing an increase of $2.0 million or 17.70% over March 31, 1995. The fluctuations of market prices on available for sale securities causes the significant variations of the stockholders' equity.

The Company maintains a significant level of liquidity in the form of cash and cash balances ($5.7 million at March 31, 1996), overnight investment in Federal Funds Sold ($5.3 million at March 31, 1996) and investment securities available for sale ($35.7 million). Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

HIGHLANDS BANKSHARES, INC.
PART II. OTHER INFORMATION


ITEM 1.          LEGAL PROCEEDINGS

                 None.

ITEM 2.          CHANGES IN SECURITIES

                 (a) N/A

                 (b) N/A

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 (a) N/A

                 (b) N/A

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                 (a) N/A

                 (b) N/A

                 (c) N/A

                 (d) N/A

ITEM 5.          OTHER INFORMATION

                 None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a) Exhibit 27 -- Financial Data Schedule.

                 (b) Reports on Form 8-K -- The Registrant filed one report on Form 8-K during the quarter ended March 31, 1996, on January 24, 1996, which reported the reorganization of Highlands Union Bank into a one-bank holding company structure.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


                                            HIGHLANDS BANKSHARES, INC.




Date: May 15, 1996                             /s/ Samuel L. Neese
                                               -------------------
                                               Samuel L. Neese
                                               Executive Vice President &
                                               Chief Executive Officer
                                               (Duly Authorized Officer)



Date: May 15, 1996                             /s/ James T. Riffe
                                               ------------------
                                               James T. Riffe
                                               Executive Vice President &
                                               Chief Operations Officer
                                               (Principal Accounting Officer)