Form 10-Q
period 1996-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 1996-08-12
CIK 1008579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q


                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           HIGHLANDS BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


                         Commission File Number: 0-27622


                  Virginia                              54-1796693
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


               P.O. Box 1128
             Abingdon, Virginia                             24212
(Address of principal executive offices)                  (Zip Code)



                                 (540) 628-9181
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)      YES__X__         NO_____
                  (2)      YES__X__         NO_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Common Stock: 1,219,468

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1996

                                      INDEX



PART I. FINANCIAL INFORMATION                                                                             REFERENCE
                                                                                                       ---------

         Item 1. Financial Statements
                  Consolidated Balance Sheets
                           June 30, 1996 and 1995.................................................................3
                  Consolidated Statement of Income
                           for the Six Months Ended
                           June 30, 1996 and 1995.................................................................4
                  Consolidated Statement of Cash Flows
                           for the Six Months Ended
                           June 30, 1996 and 1995.................................................................5
                  Consolidated Statement of Changes in Stockholders' Equity
                           for the Six Months Ended
                           June 30, 1996 and 1995.................................................................6

         Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of  Operations.......................................7-9


PART II. OTHER INFORMATION


         Item 1. Legal Proceedings................................................................................9

         Item 2. Changes in Securities............................................................................9

         Item 3. Defaults Upon Senior Securities..................................................................9

         Item 4. Submission of Matters to a Vote of
                           Security Holders....................................................................9-10

         Item 5. Other Information...............................................................................10

         Item 6. Exhibits and Reports on Form 8-K................................................................10


SIGNATURES.......................................................................................................11


                                                        -2-

PART I. ITEM 1. - FINANCIAL INFORMATION


CONSOLIDATED BALANCE SHEETS



                                                                           June 30,              June 30,
                                                                              1996                  1995
                                                                              ----                  ----
(Amounts in thousands)

ASSETS

Cash and due from banks                                                  $    7,226            $    6,366
Federal funds sold                                                                3                 3,285
Investment securities available for sale
   (Amortized cost; $36,491 June 30, 1996;
   $28,653 June 30, 1995)                                                    36,126                28,298
Loans, net of allowance for credit losses
   $886 June 30, 1996; $894 June 30, 1995                                   130,390               102,425
Bank premises and equipment                                                   4,303                 3,515
Interest receivable                                                           1,296                   964
Other assets                                                                    817                   727
                                                                         ----------             ---------

         Total Assets                                                      $180,161              $145,580
                                                                           --------              --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits, non-interest bearing                                          $    22,500            $   17,974
Deposits, interest bearing                                                  140,641               113,817
                                                                          ---------              --------

   Total Deposits                                                           163,141               131,791
                                                                          ---------              --------

Short-term borrowings                                                         1,240                 1,000
                                                                          ---------              --------

Interest, taxes and other liabilities                                         1,409                 1,014
                                                                          ---------              --------

Long-term borrowings                                                          1,000                   -0-

   Total Liabilities                                                        166,790               133,805
                                                                           --------              --------

STOCKHOLDERS' EQUITY

Common stock, $2.50 par value; 10,000,000
   shares authorized; 1,219,468 issued and
   outstanding                                                                3,049                 3,043
Surplus                                                                       5,160                 5,120
Undivided profits                                                             5,403                 3,846
Unrealized gains (losses) on securities
   available for sale, net of deferred taxes                                  (241)                 (234)
                                                                           --------               -------

         Total Stockholders' Equity                                          13,371                11,775
                                                                           --------              --------

         Total Liabilities and Stockholders' Equity                        $180,161              $145,580
                                                                           --------              --------

PART I. ITEM 1. - FINANCIAL INFORMATION


CONSOLIDATED STATEMENTS OF INCOME
                                                                           June 30,              June 30,
                                                                             1996                   1995
                                                                             ----                   ----
(Amounts in thousands, except per share data)

Interest Income
Interest and fees on loans                                                $   5,634             $   4,479
Interest on securities available for sale:
   Taxable                                                                    1,048                   861
   Exempt from taxable income                                                    15                    12
Interest on federal funds sold                                                  131                    60
                                                                           --------              --------

         Total Interest Income                                                6,828                 5,412
                                                                           --------               -------

Interest Expense
Interest on deposits                                                          3,679                 2,733
Interest on short-term borrowings                                                17                    43
                                                                          ---------              --------

         Total Interest Expense                                               3,696                 2,776
                                                                           --------               -------

         Net Interest Income                                                  3,132                 2,636
                                                                           --------               -------

Provision for loan losses                                                       135                    76
                                                                          ---------              --------

         Net Interest Income After Provision Loan Losses                      2,997                 2,560
                                                                           --------               -------

Non-Interest Income
Securities gains (losses), net                                                   23                     -
Service charges on deposit accounts                                             207                   172
Other fee income                                                                 22                    50
Other operating income                                                           61                    13
                                                                           --------              --------

         Total Non-Interest Income                                              313                   235
                                                                            -------               -------

Non-Interest Expense
Salaries and employee benefits                                                1,178                   863
Occupancy expense of bank premises                                              433                   344
Other operating expenses                                                        548                   572
                                                                            -------               -------

         Total Non-Interest Expense                                           2,159                 1,779
                                                                           --------               -------

         Income Before Applicable Income Taxes                                1,151                 1,016

Income tax expense                                                              377                   351
                                                                           --------               -------

         Net Income                                                             774                   665
                                                                           --------               -------

Net Income Per Share (Weighted Average Basis)                             $     .64             $     .55
                                                                          ---------             ---------

PART I. ITEM 1. - FINANCIAL INFORMATION


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months            Six Months
                                                                         Ended June            Ended June
                                                                          30, 1996              30, 1995
                                                                          --------              --------

(Amounts in thousands)

Cash Flows From Operating Activities:

Net income                                                               $      774            $      665
Adjustments to reconcile net income to net
   cash provided by operating activities:
         Provision for loan losses                                              135                    76
         Provision for deferred taxes                                         (167)                   442
         Deferred compensation expense                                           31                     1
         Depreciation                                                           115                    71
         Securities (gains) losses                                             (23)                   -0-
         Net amortization on securities                                          59                    30
         (Increase)decrease in interest receivable                            (228)                 (158)
         (Increase)decrease in other assets                                     215                   (5)
         Increase (decrease) in interest, taxes
              and other liabilities                                               5                   149
                                                                         ----------             ---------

         Net Cash Provided by Operating Activities                              916                 1,271
                                                                          ---------             ---------

Cash Flows From Investing Activities:
   Securities available for sale:
         Proceeds from sale of securities                                     4,569                 1,314
         Proceeds from maturities of debt securities                          3,319                 2,296
         Purchase of securities                                            (12,160)               (3,764)
         Net (increase) decrease in federal funds sold                        5,532               (3,285)
         Net increase in loans                                             (17,555)               (9,523)
         Premises and equipment expenditures                                   (72)                 (981)
                                                                        -----------            ----------

         Net Cash Used in Investing Activities                             (16,367)              (13,943)
                                                                         ----------             ---------

Cash Flows From Financing Activities:
   Net increase in certificates of deposit                                    8,258                14,051
   Net increase in demand, savings and other deposits                         7,556                   426
   Proceeds from issuance of common stock                                         5                     5
   Maturity of short-term borrowings                                          1,240                   673
                                                                          ---------             ---------

   Net Cash Provided by Financing Activities                                 17,059                15,155
                                                                          ---------              --------

   Net Increase in Cash and Cash Equivalents                                  1,608                 2,483

   Cash and Cash Equivalents at Beginning of Year                             5,618                 3,883
                                                                          ---------             ---------

   Cash and Cash Equivalents at End of Quarter                            $   7,226             $   6,366
                                                                          ---------             ---------

PART I. ITEM 1. - FINANCIAL INFORMATION


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Unrealized Gain
                                                                                              (Loss) Securities
                                                                                Undivided        Available for
(Amounts in thousands)                          Common Stock       Surplus       Profits              Sale


Balance, 01/01/95                                    $3,038        $5,116         $3,181            $(1,092)

Net income                                                -             -            665                   -

Proceeds from sale of stock                               5             4              -                   -

Stock options outstanding                                 -             -              -                   -

Unrealized gains (losses)                                 -             -              -                 858

Balance, 06/30/95                                    $3,043        $5,120         $3,846              $(234)
                                                     ------        ------         ------              ------


Balance, 01/01/96                                    $3,044        $5,120         $4,629              $   18

Net Income                                                -             -            774                   -

Proceeds from sale of stock                               5             -              -                   -

Stock options outstanding                                 -            40              -                   -

Unrealized gains (losses)                                 -             -              -               (259)

Balance, 06/30/96                                    $3,049        $5,160         $5,403              $(241)
                                                     ------        ------         ------              ------

PART I. ITEM 2. - FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Highlands Bankshares, Inc., the "Company", was formed December 31, 1995 to operate as a one-bank holding company. The Company acquired 100% of the common stock of Highlands Union Bank, the "Bank", through this corporate restructure. Therefore, all of the comparative material contained within this document is made between Highlands Bankshares, Inc., at June 30, 1996, and Highlands Union Bank, at June 30, 1995. The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

                              Results of Operations

Results of operations for the period ended June 30, 1996 reflected net income of $774 thousand, an increase of 16.39% over net income reported for the corresponding period in 1995. Operating results of the Company when measured as a percentage of average equity reveals a decrease in returns on average equity from 11.72% for the six-month period in 1995 to 11.42% for the corresponding period in 1996. This decrease is the result of a $701 thousand average net unrealized loss on available for sale securities offset to stockholders' equity as of June 30, 1995 compared to a $71 thousand average net unrealized loss on available for sale securities for the 1996 period. Return on average assets at
 .90% also reflects a decrease from .98% for the same period in 1995. This decrease on return on average assets is primarily due to the absorption of additional operating costs associated with the opening of a new branch office in December of 1995. Earnings per common share were $.64, increasing from $.55 for the same period in 1995.

Net interest income for the six months ended June 30, 1996 increased 18.82%, approximately $496 thousand over the comparable 1995 period. Average interest-earning assets increased approximately $32.0 million from June 30, 1995 to the current period while average interest-bearing liabilities increased $29.2 million during the same comparative period. The yield on average interest-earning assets increased 14 basis points to 8.28% in 1996 as compared to 8.14% in 1995. The yield on average interest-bearing liabilities increased 24 basis points to 5.49% in 1996 as compared to 5.25% in 1995. This increase in yield on interest-bearing liabilities is necessary to maintain depositors in order to continue funding its large loan demand.

The second quarter provision for possible loan losses totaled $135 thousand, a $59 thousand increase from the corresponding period in 1995. The Company continually monitors the loan portfolio for signs of credit weakness or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the second quarter of 1996 were $157 thousand compared with $18 thousand in 1995. Net charge-offs were 12.04% of total loans for the quarter ended June 30, 1996 as compared to .02% for the 1995 quarter end. Loan loss reserves decreased 0.89% to $886 thousand at June 30, 1996. Reserves as of June 30, 1996 represent
 .67% of total loans versus .87% for the 1995 period.

                               FINANCIAL POSITION

Total loans have increased from $103.3 million at June 30, 1995 to $131.3 million at June 30, 1996. The loan to deposit ratio has decreased from 77.72% at June 30, 1995 to 79.92% at June 30, 1996. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $254 thousand at June 30, 1996, or 0.19% of total loans, compared with $666 thousand, or 0.65% at June 30, 1995.

Securities totaled $36.1 million (market value) at June 30, 1996 which reflects an increase of $7.8 million or 27.66% from the June 30, 1995 total of $28.3 million. The majority of this increase is in purchases of adjustable rate securities in order to match the current volatile rate environment. Securities, as of June 30, 1996, are comprised of U.S. Treasuries, approximately 6.88% of the total securities portfolio, obligations of the U.S. Government and debt securities, approximately 87.08% of the total securities portfolio, municipal issues, approximately 3.68% of the securities portfolio, and equity securities, approximately 2.35% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1996 and 1995.

Total stockholders' equity of the Company was $13.4 million at June 30, 1996, representing an increase of $1.6 million or 13.55% over June 30, 1995. The fluctuations of market prices on available for sale securities causes the significant variations of the stockholders' equity.

The Company maintains a significant level of liquidity in the form of cash and cash balances ($7.2 million at June 30, 1996), overnight investment in Federal Funds sold ($3 thousand at June 30, 1996) and investment securities available for sale ($36.1 million). Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for conversion to liquid funds in the event of extraordinary needs.

HIGHLANDS BANKSHARES, INC.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

               None.

Item 2.  Changes in Securities
         ---------------------

               (a) N/A

               (b) N/A

Item 3.  Defaults Upon Senior Securities

               (a) N/A

               (b) N/A

Item 4.  Submission of Matters to Vote of Security Holders

               (a) The Annual Meeting of Stockholders was held on May 8,
               1996.

               (b) The following directors were elected to serve a one-year term to the date of the 1997 Annual Meeting of Stockholders:


                                                          Votes         Votes
         Director's Name             Votes For            Against       Withheld
         ---------------             ---------            -------       --------

         James D. Morefield          836,725              200           2,386
         James D. Moore, Jr.         836,925               0            2,386
         J. Carter Lambert           836,725              200           2,386
         Clydes B. Kiser             836,925               0            2,386
         William E. Chaffin          836,725              200           2,386
         William J. Singleton        836,925               0            2,386
         Verne D. Kendrick           836,725              200           2,386
         Charles P. Olinger          836,925               0            2,386
         H. Ramsey White, Jr.        836,925               0            2,386

               (c) N/A

               (d) N/A

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

               (a) N/A

               (b) N/A

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.




                                                     Highlands Bankshares, Inc.




Date:  August 12, 1996                       /s/ Samuel L. Neese
     ______________________                 ___________________________________
                                                  Samuel L. Neese
                                                  Executive Vice President &
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)



Date:  August 12, 1996                       /s/ James T. Riffe
     ______________________                 ___________________________________
                                                  James T. Riffe
                                                  Executive Vice President &
                                                  Chief Operations Officer
                                                  (Principal Accounting Officer)