Form 10-K/A
period 1995-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 1996-09-05
CIK 1008579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-K/A

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995       Commission file number 0-27622


                           HIGHLANDS BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


                 Virginia                                54-1796693
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)


              P.O. Box 1128
            Abingdon, Virginia                             24212
 (Address of principal executive offices)                (Zip Code)


                                 (540) 628-9181
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $2.50 per share


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_____ NO_____

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                             Common Stock: 1,217,594

                           Highlands Bankshares, Inc.

                                   FORM 10-K/A
                      For the Year Ended December 31, 1995


                                     PART II

Item 6.  Selected Financial Data.

                  (a)      Certain Statistical Information is attached hereto as
                           Exhibit 6-A.*

                  (b) The Highlands Bankshares, Inc. and Subsidiary Consolidated Financial Report, dated
                           December 31, 1995, is attached hereto as Exhibit 6-B.

Item 8.  Financial Statements and Supplementary Data.

                  (a) The Highlands Bankshares, Inc. and Subsidiary Consolidated Financial Report, dated
                           December 31, 1995, is attached hereto as Exhibit 6-B.

                  (b) The Registrant's definitive Proxy Statement is attached hereto as Exhibit 8-E.*


                                    PART III

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

                  (a)      Exhibits.

                           1.       The Highlands Bankshares, Inc. and
                                    Subsidiary Consolidated Financial Report, dated December 31, 1995, is attached hereto as Exhibit 6-B.

                           2. The Registrant's definitive Proxy Statement is attached hereto as Exhibit 8-E.*

                  (b)      Reports on Form 8-K -- None.




- --------------------
*        Filed with Form 10-K.

                                                                     Exhibit 6-B


                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1995

                                 C O N T E N T S


                                                                       Page

INDEPENDENT AUDITORS' REPORT                                             F1

FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                            F2
  Consolidated Statements of Income                                      F3
  Consolidated Statements of Stockholders' Equity                        F4
  Consolidated Statements of Cash Flows                            F5 -  F6
  Notes to Consolidated Financial Statements                       F7 - F23

                                                                         Page F1
                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Highlands Bankshares, Inc. and Subsidiary
Abingdon, Virginia

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and Subsidiary as of December 31, 1995, and 1994, and 1993 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and Subsidiary as of December 31, 1995, 1994 and 1993 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, during the year Highlands Bankshares, Inc. exchanged common stock for all the outstanding common stock of Highlands Union Bank. The merger has been accounted for as a pooling of interests. Restatement of prior year financial statements was not deemed necessary due to immateriality.

                                           /s/ BROWN, EDWARDS & COMPANY, L.L.P.

                                                   CERTIFIED PUBLIC ACCOUNTANTS

468 East Main Street
Abingdon, VA 24210
February 28, 1996

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                         Page F2
                           CONSOLIDATED BALANCE SHEETS
                        December 31, 1995, 1994 and 1993
                                 (In thousands)

ASSETS                                                                              1995                1994                1993

Cash and due from banks (Note 18)                                               $  5,618            $  3,883            $  3,145
Federal funds sold                                                                 5,535                   -               7,825
Time balances with banks                                                               -                   -                  99
Investment securities held to
 maturity (Note 3)                                                                     -                   -              24,573
Investment securities
 available for sale (Note 3)                                                      32,276              27,389                   -
Loans, net of allowance for credit
 losses of $908, $836, and $782
 thousand for 1995, 1994 and 1993,
 respectively (Notes 4 and 5)                                                    112,835              92,902              66,430
Bank premises and equipment (Note 6)                                               4,346               2,605               2,418
Interest receivable                                                                1,068                 806                 503
Other assets (Note 9)                                                                865               1,164                 527
                                                                                     ---               -----                 ---

  Total Assets                                                                 $ 162,543           $ 128,749            $105,520
                                                                               =========           =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 7)
  Interest bearing                                                             $ 127,024           $ 101,162            $ 82,315
  Noninterest bearing                                                             20,303              16,152              12,538
                                                                                  ------              ------              ------

  Total Deposits                                                                 147,327             117,314              94,853
                                                                                 -------             -------              ------

 Short term borrowings (Note 8)                                                    1,000                 327                 -
 Interest, taxes and other liabilities                                             1,404                 865                 625
                                                                                   -----                 ---                 ---
                                                                                   2,404               1,192                 625
                                                                                   -----               -----                 ---

  Total Liabilities                                                              149,731             118,506              95,478
                                                                                 -------             -------              ------

STOCKHOLDERS' EQUITY
  Unrealized gains (losses)
  on securities available
  for sale                                                                            18            (  1,092)                  -
  Common stock (Notes 11 and 13)                                                   3,044               3,038               3,014
  Surplus                                                                          5,120               5,116               5,007
  Undivided profits                                                                4,630               3,181               2,021
                                                                                   -----               -----               -----

  Total Stockholders' Equity                                                      12,812              10,243              10,042
                                                                                  ------              ------              ------

  Total Liabilities and Stockholders'
  Equity                                                                       $ 162,543           $ 128,749            $105,520
                                                                               =========           =========            ========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                         Page F3
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1995, 1994 and 1993
                                 (In thousands)

INTEREST INCOME                               1995       1994       1993
  Interest and fees on loans               $  9,590   $  6,765    $  5,103
  Interest on securities being held
   to maturity
    Taxable                                    -          -          1,123
    Exempt from taxable income                 -          -             60
  Interest on securities available
   for sale
    Taxable                                   1,735      1,509        -
    Exempt from taxable income                   58         70        -
  Interest on Federal funds sold                202         76         138
  Interest on deposits with banks              -             5           9
                                           --------    -------     -------
      Total Interest Income                  11,585      8,425       6,433

INTEREST EXPENSE
  Interest on deposits                        6,161      3,985       3,064
                                            -------    -------     -------
    Net interest income                       5,424      4,440       3,369
  Provision for loan losses (Note 5)            143        120         150
                                            -------    -------     -------
    Net interest income after provision
     for loan losses                          5,281      4,320       3,219
                                            -------    -------     -------

NON-INTEREST INCOME
  Securities gains (losses), net           (      1)        15          58
  Service charges on deposit accounts           371        291         242
  Insurance commissions                          25         29          25
  Other service charges, commissions
   and fees                                      58         65          49
  Other operating income, rents                  35         25          21
                                             ------    -------     -------
      Total Non-Interest Income                 488        425         395
                                             ------    -------     -------

NON-INTEREST EXPENSES
  Salaries and employee benefits (Note 12)    1,904      1,555       1,220
  Compensation related to stock options
   granted (Note 13)                              4         78          83
  Occupancy expense of bank premises            212        177         121
  Furniture and equipment expense               510        308         193
  Other operating expenses (Note 20)            911        886         647
                                             ------    -------     -------
      Total Non-Interest Expenses             3,541      3,004       2,264
                                             ------    -------     -------
      Income Before Taxes on Income           2,228      1,741       1,350

  Income Tax Expense (Note 9)                   779        581         442
                                             ------    -------     -------

      Net Income                          $   1,449  $   1,160    $    908
                                          =========  =========    ========

  Net Income Per Share (Note 11)          $    1.19  $     .96    $    .98
                                          =========  =========    ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                         Page F4
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993
                                 (In thousands)
                                                                 Unrealized
                                                                Gain (loss)
                                                                 Securities
                         Common Stock               Undivided    Available
                      Shares   Par Value   Surplus   Profits     for sale
Balance, December 31,
 1992, as restated        912   $ 2,279     $ 2,218   $ 1,113   $  -

  Net income             -         -           -          908      -

  Proceeds from sale
   of stock               294       735       2,734      -         -

  Stock options out-
   standing (Note 13)    -         -             55      -         -
                      -------   -------     -------   -------   -------

Balance, December 31,
 1993, as restated      1,206     3,014       5,007     2,021      -

  Net income             -         -           -        1,160      -

  Proceeds from sale
   of stock                10        24          62      -         -

  Stock options out-
   standing (Note 13)    -         -             47      -         -

  Unrealized gains
   (losses)              -         -           -         -       (1,092)
                      -------   -------     -------   -------   -------

Balance, December 31,
 1994, as restated      1,216     3,038       5,116     3,181    (1,092)

  Net income             -         -           -        1,449      -

  Proceeds from sale
   of stock                 2         6           4      -         -

  Stock options out-
   standing (Note 13)    -         -           -         -         -

  Unrealized gains
   (losses)              -         -           -         -        1,110
                      -------   -------     -------   -------   -------


Balance, December 31,
 1995                   1,218   $ 3,044     $ 5,120   $ 4,630   $    18
                      =======   =======     =======   =======   =======

The Notes to Consolidated Financial Statements are an integral part of these statements.

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                         Page F5
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994, and 1993
                                 (In thousands)


                                             1995         1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $     1,449  $    1,160  $     908
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Provision for loan losses                   143         120        150
    Provision for deferred income taxes         596   (     589) (      74)
    Deferred compensation expense                 4          78       -
    Depreciation                                157         124        102
    Securities (gains) losses                     1   (      15) (      58)
    Net amortization on securities               76         103         68
    Increase in interest receivable      (      262)  (     303) (      48)
    (Increase) decrease in other assets         299   (      48) (     123)
    Increase (decrease) in interest,
     taxes and other liabilities         (       58)        240  (      92)
                                         ----------   ---------  ---------

    Net Cash Provided by Operating
     Activities                               2,405         870        833
                                         ----------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in time
   balances with banks                         -            100       -
  Securities held to maturity:
    Proceeds from sale of
     securities                                -           -         2,516
    Proceeds from maturities of
     debt securities                           -           -         3,500
    Purchase of securities                     -           -     (  13,237)
  Securities available for sale:
    Proceeds from sale of securities            586       1,349       -
    Proceeds from maturities of
     debt securities                          3,209         720       -
    Purchase of securities              (     7,648)  (   6,066)      -
    Net(increase) decrease in
     federal funds sold                 (     5,534)      7,825  (   2,725)
    Net increase in loans               (    20,077)  (  26,592) (  16,731)
    Premises and equipment
     expenditures                       (     1,899)  (     310) (     868)
                                        -----------   ---------  ---------
    Net Cash Used in
     Investing Activities               (    31,363)  (  22,974) (  27,545)
                                        -----------   ---------  ---------





                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                         Page F6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994, and 1993
                                 (In thousands)

                                    Continued


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in certificates
     of deposit                            22,582      17,136     13,773
    Net increase in demand, savings
     and other deposits                     7,432       5,324      9,383
    Increase (decrease) in federal
     funds purchased                     (    327)        327       -
    Net proceeds from Federal Home Loan
     Bank Advances                          1,000        -          -
    Proceeds from issuance of
     common stock                               6          55      3,524
                                         --------    --------   --------
    Net cash provided by
     financing activities                  30,693      22,842     26,680
                                         --------    --------   --------
    Net increase (decrease) in cash
     and cash equivalents                   1,735         738   (     32)
    Cash and cash equivalents at
     beginning of year                      3,883       3,145      3,177
                                         --------    --------   --------
    Cash and cash equivalents at
     end of year                        $   5,618   $   3,883  $   3,145
                                         ========    ========   ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS

  Unrealized  gain (loss) in value
   of securities  available for
   sale (net of tax
   effects of
   $572,293 and $(562,753) at
   December 31, 1995 and 1994,
   respectively                         $   1,111   $(  1,092) $    -
                                         ========    ========   ========

  Investment securities transferred
   to available for sale                $    -      $  24,733  $    -
                                         ========    ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

Cash paid during the year for:
  Interest                              $   5,629   $   3,755  $   3,047
  Income taxes                          $     783   $     579  $     567




The Notes to Consolidated Financial Statements are an integral part of these statements.

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                         Page F7
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  1.          Summary of Significant Accounting Policies

                  The accounting and reporting policies of the Highlands Bankshares, Inc. and Subsidiary conform to generally accepted accounting principles and the predominant practices within the banking industry. The accompanying consolidated financial statements have been prepared on the accrual basis.

                  Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of Highlands Bankshares, Inc. and Subsidiary (the "Company") and its wholly-owned subsidiary, Highlands Union Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

                  Nature of Operations

                  Highlands Bankshares, Inc. and Subsidiary operates in Abingdon, Virginia and surrounding Southwest Virginia, under the laws of the Commonwealth of Virginia. The Company was organized December 29, 1995. Highlands Union Bank, its wholly-owned subsidiary, began banking operations on April 27, 1985.

                  Securities Held to Maturity:

                  Securities classified as held to maturity are those debt securities the Company has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

                  Securities Available for Sale:

                  Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.



                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                         Page F8
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  1.          Summary of Significant Accounting Policies (Continued)

                  Securities Available for Sale (Continued):

                  Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

                  Reserve for Possible Loan Losses:

                  The reserve for possible loan losses for financial statement purposes is based upon management's evaluation of amounts required to maintain the reserve at an adequate level upon consideration of losses charged to the reserve, current economic conditions, changes in the size and character of the loan portfolio, and other relevant factors which, in management's judgement, deserve current recognition.

                  Premises and Equipment

                  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives. Maintenance and repairs are charged to current operations while improvements are capitalized. Disposition gains and losses are reflected in current operations.

                  Cash and Cash Equivalents:

                  For   purposes  of  reporting   cash  flows,   cash  and  cash
                  equivalents include cash on hand and amounts due from banks.

                  Income Taxes

                  Deferred  taxes  are  provided  on  differences   between  the
                  financial reporting and tax basis of certain assets and liabilities.










                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                         Page F9
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  1.          Summary of Significant Accounting Policies (Continued)

                  Income on Loans and Loan Fees:

                  Accrual of interest on commercial loans, mortgages and consumer single-payment loans is based generally on the daily amount of principal outstanding. Interest on installment loans is reported as income over the term of the loan under the simple interest method and the sum-of-the-months'-digits (Rule of 78's) method. The Rule of 78's method is not materially different from the interest method. It is the Bank's policy to discontinue the accrual of interest on loans based on their delinquency status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, interest accrued not collected in the current year is reversed and interest accrued not collected in prior years is charged to the allowance for loan losses.

                  For mortgage loans, the portion of loan origination fees that exceeds the direct costs of underwriting and closing loans is deferred. The deferred fees received are amortized to income over the estimated lives of the mortgage loans using a straight line method. The deferred fees received in connection with installment loans are amortized over the life of the loan. The aforementioned amortization methods are not materially different from the interest method.

                  Earnings Per Share:

                  Earnings per share are calculated based on the weighted average outstanding shares during the year.

                  Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.





                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F10
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  1.          Summary of Significant Accounting Policies (Continued)

                  Reclassification of Financial Statement Presentation

                  Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the 1995 financial statement presentation. Such reclassifications have had no effect on net income as previously reported.

Note  2.          Business Combination

                  On December 29, 1995 Highlands Bankshares, Inc. and Subsidiary issued approximately 1.2 million shares of its common stock in exchange for all the outstanding common stock of Highlands Union Bank. In addition, outstanding employee stock options to purchase Highlands Union Bank common stock were converted into options to purchase shares of Highlands Bankshares, Inc. and Subsidiary The merger has been accounted for as a pooling of interests. Restatement of prior year financial statements was not deemed necessary due to immateriality.

Note  3.          Investment Securities

                  The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of securities being held to maturity and securities available for sale are shown in the following schedules:


                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F11
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  3.          Investment Securities (Continued)

                  Securities being held to maturity:

                                                         1993
                                    ---------------------------------------------
                                                                         Approx-
                                       Gross       Gross                  imate
                                     Amortized  Unrealized  Unrealized    Market
                                        Cost       Gains      Losses      Values
                                     ---------  ----------  ----------  ---------


                  U.S. Treasury
                   securities        $   5,021  $       25  $       16   $  5,030
                  U.S. Government
                   agencies and
                   corporations          1,773          18           8      1,783
                  State and
                   political
                   subdivisions          1,269          71        -         1,340
                  Mortgage Backed
                   securities           15,630         115          47     15,698
                  Other securities         880           2        -           882
                                      --------   ---------   ---------    -------

                                     $  24,573  $      231  $       71   $ 24,733
                                      ========   =========   =========    =======

                  Investment securities being held to maturity with a carrying value of $0, $0 and $2,503 at December 31, 1995, 1994 and 1993, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

                  Gross realized gains and losses for the years ended December 31, 1995, 1994 and 1993 on investment securities held to maturity are as follows:

                                            1995      1994       1993
                                            ----      ----       ----

                  Realized gains          $   -     $   -      $     68
                  Realized losses         $   -     $   -      $(    10)









                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F12
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  3.          Investment Securities (Continued)

                  Securities available for sale:

                                                         1995
                                     --------------------------------------------
                                                                         Approx-
                                       Gross      Gross                   imate
                                     Amortized  Unrealized  Unrealized    Market
                                        Cost       Gains      Losses      Values
                                     ---------  ----------  ----------   --------

                  U.S. Treasury
                   securities        $   3,008  $     -     $       20   $  2,988
                  U.S. Government
                   agencies and
                   corporations          8,139          68          67      8,140
                  State and
                   political
                   subdivisions          1,331          77        -         1,408
                  Mortgage Backed
                   securities           18,861         152         182     18,831
                  Other securities         909        -           -           909
                                      --------   ---------    --------    -------

                                     $  32,248  $      297  $      269   $ 32,276
                                      ========   =========   =========    =======


                                                       1994
                                     --------------------------------------------
                                                                         Approx-
                                       Gross      Gross                   imate
                                     Amortized  Unrealized  Unrealized    Market
                                        Cost       Gains      Losses      Values
                                     ---------  ----------  ----------   --------


                 U.S. Treasury
                   securities        $   4,513  $     -     $      178   $  4,335
                 U.S. Government
                   agencies and
                   corporations          7,987        -            618      7,369
                 State and
                   political
                   subdivisions            816           8           6        818
                 Mortgage Backed
                   securities           14,946          26         873     14,099
                 Other securities          768        -           -           768
                                      --------   ---------   ---------    -------
                                     $  29,030  $       34  $    1,675   $ 27,389
                                      ========   =========   =========    =======


                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F13
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  3.          Investment Securities (Continued)

                  Investment securities available for sale with a carrying value of $3,808, $2,503 and $0 thousand at December 31, 1995, 1994 and 1993 respectively, and a market value of $3,782, $2,443, and $0 thousand at December 31, 1995, 1994 and 1993 were pledged as collateral on public deposits and for other purposes as required or permitted by law.

                  The amortized cost and estimated fair value of securities available for sale at December 31, 1995 by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Approx-
                                                                      imate
                                                         Amortized    Market
                                                            Cost      Value
                                                         ---------   -------

                  Due in one year or less                $  2,127   $  2,112
                  Due after one year through five years     6,139      6,084
                  Due after five years through ten years    4,212      4,340
                                                          -------    -------
                  Due after ten years                        -          -
                                                           12,478     12,536
                                                          -------    -------

                  Mortgage-backed securities               18,861     18,831
                  Other securities                            909        909
                                                          -------    -------
                                                           19,770     19,740
                                                          -------    -------

                                                         $ 32,248   $ 32,276
                                                         ========   ========

                  Gross realized gains and losses for the years ended December 31, 1995, 1994 and 1993 on investment securities available for sale are as follows:

                                                 1995      1994       1993
                                                -------   -------    -------

                  Realized gains               $      3  $     25   $   -
                  Realized losses              $(     4) $(    10)  $   -

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F14
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  4.          Loans

                  The composition of the net loans is as follows:



                                                 1995       1994       1993
                                                 ----       ----       ----

                  Commercial                   $ 12,699   $  8,538   $  3,512
                  Real estate                    76,590     62,955     45,394
                  Installment                    23,342     21,890     17,559
                  Other                           2,743      2,166      2,077
                                                -------    -------    -------

                                                115,374     95,549     68,542
                                                -------    -------    -------

                  Deduct:
                    Unearned discount             1,377      1,550      1,141
                    Allowance for loan losses       908        836        782
                    Unearned net loan fees          254        261        189
                                                -------    -------    -------

                                                  2,539      2,647      2,112
                                                -------    -------    -------

                                               $112,835   $ 92,902   $ 66,430
                                               ========   ========   ========

                  In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for the Impairment of a Loan" which is effective for fiscal years beginning after December 15, 1994. In October 1994, certain provisions of Statement No. 114 were amended by Statement No. 118. Statements 114 and 118 address the methods to be used by a creditor to measure the impairment of a loan and the proper recognition of a change in the value of an impaired loan. The Company has no loans that are considered impaired in conformity with SFAS 114.

                  Nonaccruing loans totaling $235, $0, $77 thousand at December 31, 1995, 1994 and 1993 are included in the above loans. Interest income lost on these nonaccruing loans was approximately $12, $0, $8 for December 31, 1995, 1994 and 1993, respectively.

                  Loans have been pledged as part of the floating blanket lien to secure Federal Home Loan Bank advances. (Note 8)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F15
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  5.          Allowance for Credit Losses

                  Activity in the allowance for credit losses is as follows for the periods ended December 31, 1995, 1994, 1993:

                                               1995      1994      1993
                                               ----      ----      ----

                  Balance, beginning         $   836   $   782   $   636
                  Provisions charged to
                   operations                    143       120       150
                  Loans charged to reserve    (  188)   (   87)   (   22)
                  Recoveries                     117        21        18
                                              ------    ------    ------

                  Balance, ending            $   908   $   836   $   782
                                             =======   =======   =======

Note  6.          Premises and Equipment

                  Premises and equipment, stated at cost, are comprised of the following:
                                               1995      1994      1993
                                               ----      ----      ----

                  Land                       $ 1,301   $   765   $   544
                  Bank premises                2,876     1,785     1,604
                  Equipment                    1,053       783       872
                                              ------    ------    ------
                                               5,230     3,333     3,020
                  Less accumulated
                   depreciation                  884       728       602
                                              ------    ------    ------

                                             $ 4,346   $ 2,605   $ 2,418
                                             =======   =======   =======

                  The depreciation expense is $157, $124, and $102 thousand for 1995, 1994, and 1993, respectively.

Note  7.          Deposits

                  The composition of deposits is as follows:

                                                     December 31,
                                                     ------------
                                               1995      1994     1993
                                               ----      ----     ----

                  Demand                     $ 31,968  $ 27,587  $ 21,954
                  Savings                      17,010    18,257    21,284
                  Time deposits, $100,000 or
                   more                        26,297    18,836    15,112
                  Other time deposits          72,052    52,634    36,503
                                              -------   -------   -------

                                             $147,327  $117,314  $ 94,853
                                             ========  ========  ========

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F16
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  8.          Short Term Borrowings

                  Borrowed funds consist of Federal Home Loan Bank advances which are secured by a floating blanket lien on assets of the Bank, including loans. Short-term borrowings for December 31, 1995, 1994 and 1993 were $1,000, $327 and $0 thousand, respectively.

Note  9.          Income Taxes


                  The components of the net deferred tax asset at December 31, 1995, 1994 and 1993 were as follows:

                                                       1995     1994      1993
                                                       ----     ----      ----

                  Deferred tax assets:
                  Allowance for loan
                   loss                              $   245  $   254   $   236
                  Deferred compensation
                   accruals                               78       77        61
                  Gain (loss) on securities
                   available for sale                   -         563      -
                                                      ------   ------    ------
                                                         323      894       297
                                                      ------   ------    ------
                  Deferred tax liability:
                  Depreciation
                   differences                        (  106)  (   90)   (   82)
                  Gain (loss) on securities
                   available for sale                 (    9)    -         -
                                                      ------   ------    ------
                                                      (  115)  (   90)   (   82)
                                                      ------   ------    ------

                  Net deferred tax asset             $   208  $   804   $   215
                                                     =======  =======   =======

                  The net deferred tax asset is included in the balance sheet under the caption "Other Assets".

                  The components of income tax expense (benefit) related to continuing operations are as follows:

                                                        1995     1994      1993
                                                        ----     ----      ----
                  Federal:
                    Current                          $   755  $   607   $   515
                    Deferred                              24   (   26)   (   73)
                                                      ------   ------    ------

                        Total                        $   779  $   581   $   442
                                                     =======  =======   =======


                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F17
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note  9.          Income Taxes (Continued)

                  The Bank's income tax expense differs from the statutory federal rate of 34% as follows:

                                                        1995     1994      1993
                                                        ----     ----      ----

                  Statutory rate applied to
                   earnings before income taxes      $   758  $   592   $   459
                  Tax exempt interest                 (   20)  (   24)   (   20)
                  Other, net                              41       13         3
                                                      ------   ------    ------

                                                     $   779  $   581   $   442
                                                     =======  =======   =======

Note 10.          Operating Leases

                  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as follows:

                  Year ending December 31:

                    1996                            $    303
                    1997                                 303
                    1998                                 198
                    1999                                 111
                    2000                                -
                                                     -------

                  Total minimum payments required   $    915
                                                    ========

                  Total operating lease expense was $261, $158 and $75 for December 31, 1995, 1994 and 1993 respectively.

Note 11.          Common Stock, Stock Split, and Net Income Per Share

                  On April 13, 1995, the Board authorized a 2 for 1 stock split to be distributed to all shareholders of record as of April 12, 1995. As a result, authorized shares increased from 5,000,000 to 10,000,000 and par value decreased from $5.00 to $2.50 per share. All references in the financial statements to number of shares, per share amounts and market prices of the Bank's common stock have been retroactively restated to reflect the increased number of common shares outstanding.



                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F18
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note 11.          Common Stock, Stock Split, and Net Income Per Share(Continued)

                  At December 31, 1995, 1994 and 1993, the Bank had 1,218, 1,216
                  and 1,206 thousand shares of common stock issued and outstanding, respectively. Net income per share is computed using the weighted average outstanding shares of 1,214, 1,208 and 926 thousand for the periods ended December 31, 1995, 1994 and 1993, respectively. The stock options (Note 12) have an antidilutive effect on earnings per share.

Note 12.          Profit Sharing Plan

                  Effective January 1, 1986, the Bank adopted a profit sharing plan covering substantially all employees with over one year of service. The plan provides for contributions in such amounts as the Board of Directors may annually determine, but not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Bank accrued to the plan $92, $88 and $70 thousand for the years ended December 31, 1995, 1994 and 1993, respectively, which represents approximately 7%, 8% and 8% of qualifying salaries and wages of the Bank.

Note 13.          Stock Option Plan

                  In 1986, the Bank adopted a non-qualified stock incentive option plan for key employees, officers, and directors and reserved 100,000 shares of common stock for issuance thereunder. Options granted under the plan expire ten years from date of grant.

                  Shares under options which subsequently expire, or are cancelled are available for subsequent grant. Option prices are determined by the Board of Directors, but shall not be less than the greater of the par value of such stock or 100% of the book value of such stock as shown by the Bank's last published statement prior to granting of the option. Proceeds received upon exercise of options are credited to common stock, to the extent of par value of the related shares, and the balance is credited to surplus. During 1995, 1994 and 1993 700, 18,600 and 15,500 shares were granted at $9.333, $8.330 and $6.155 per share at grant date, respectively.







                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F19
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note 13.          Stock Option Plan (Continued)

                  Options outstanding at option price for the years ended December 31, are as follows:

                                                               1995                   1994                      1993
                                                               ----                   ----                      ----
                                                       Dollars    Number of     Dollars    Number of    Dollars    Number of
                                                     (Thousands)   Shares     (Thousands)   Shares    (Thousands)   Shares
                                                     -----------   ------     -----------   ------    -----------   ------

                  Options outstanding January 1      $    225      66,742     $    179     66,678     $   124       61,426
                  Granted                                   4         700           78      9,600          83       15,500
                  Exercised                           (     3)   (  2,360)     (    32)   ( 9,536)     (   28)    ( 10,248)
                                                      -------    --------      -------    -------      ------     --------

                  Options outstanding December 31    $    226      65,082     $    225     66,742     $   179       66,678
                                                     ========      ======     ========     ======     =======       ======


                  At the time options are granted, the difference in market value and the option price is recorded as an expense and the related accrual is established. For 1995, 1994 and 1993 $4, $78 and $83 thousand was recorded as compensation as a result of options granted. As of December 31, 1995, 1994 and 1993 $226, $225 and $179 thousand remained as accrued stock options outstanding.

Note 15.          Commitments, Contingencies and Concentrations of Credit

                  The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of their customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $218, $341, and $25 thousand and unused portions of credit lines of $8,202, $7,085 and $4,851 thousand for the years ended December 31, 1995, 1994 and 1993, respectively. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

                  The Bank's exposure to credit loss, in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations that they do for on-balance sheet instruments.

                  The Bank has made arrangements with and has available from other corresponding banks, approximately $28,000,000 of unused lines of credit to fund any necessary cash requirements, the Bank has $1,000,000 of Federal Home Loan Bank advances outstanding as of December 31, 1995.


                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F20
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note 15.          Commitments, Contingencies and Concentrations of Credit
                  (Continued)

                  The Bank grants various types of credit including but not limited to, agribusiness, commercial, consumer, and residential loans to customers primarily located throughout Southwest Virginia. Each customer's credit worthiness is examined on a case by case basis. The amount of collateral obtained, if any, is determined by management's credit evaluation of the customer. Collateral held varies, but may include property, accounts receivable, inventory, plant and equipment, securities and other income producing properties. Although the loan portfolio is generally well diversified and geographically dispersed within the region, aggregate loans extended for real estate mortgages represent greater than 50% of the loan portfolio. A substantial portion of the customers' ability to honor their contractual commitment is largely dependent upon the economic conditions of the region.

Note 16.          Fair Values of Financial Instruments

                  The carrying amounts and fair values of the Bank's financial instruments at December 31 were as follows (asset/liability):

                                                 1995
                                        Carrying      Fair
                                         Amount       Value
                                         ------       -----
                  Cash and short-term
                   investments          $  11,153   $  11,153
                  Investments in
                   securities              32,276      32,276
                  Loans, net              112,835     115,272
                  Deposits               (147,327)   (148,463)
                  Short-term
                   borrowings            (  1,000)   (  1,000)

                  Cash and Short-Term Investments

                  The carrying amount reported in the balance sheets for cash and short-term investments approximates fair value.

                  Investments in Securities

                  The carrying amount reported in the balance sheets for cash and short-term investments approximates fair value.



                                   (Continued)

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F21
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note 16.          Fair Values of Financial Instruments (Continued)

                  Loans

                  The fair values of loans represents the amount at which the loans of the Bank could be exchanged on the open market, as determined based on the current lending rate for similar type of lending arrangements discounted over the remaining life of the loans.

                  Deposits

                  The fair values of deposits represents the amount at which the liabilities of the Bank could be exchanged on the open market, as determined based on the incremental borrowing rate of the Bank for similar types of borrowing arrangements.

                  Short-Term Borrowings

                  The carrying amount reported in the balance sheets for cash and short-term investments approximates fair value.

Note 17.          Related Party Transactions

                  In the normal course of business, the Bank has made loans to directors and officers of the Bank. All loan and commitments made to such officers and directors and to companies in which they are officers or have significant ownership interest have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. The activity of such loans is approximately as follows:

                                                 1995      1994      1993

                  Balance, beginning            $ 5,712   $ 4,518   $ 3,206
                  Loan additions                  3,525     1,899     2,195
                  Amounts collected              (2,920)   (  705)   (  883)
                                                 ------    ------    ------

                  Balance, ending               $ 6,317   $ 5,712   $ 4,518
                                                =======   =======   =======

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F22
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note 18.          Restrictions on Cash

                  The Bank is required to maintain reserve balances in cash with the Federal Reserve Bank. The total of those reserve balances was approximately $616 thousand at December 31, 1995.

Note 19.          Retained Earnings

                  Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared dividends of $5,216 thousand in 1995. The Bank declined to pay cash dividends for 1995 in order to maintain capital necessary to support the present rate of growth.

                  Bank regulations also require the Bank to maintain certain minimum capital levels in relation to Bank assets. At December 31, 1995, regulations required a minimum ratio of capital to risk-weighted assets of 8.00%. The Bank's capital, as defined by the regulations, was 11.11% of risk-weighted assets. In addition, banks are expected to maintain a leverage ratio of at least 4.00%. At December 31, 1995, the Bank's leverage ratio was 7.48%.

Note 20.          Other Operating Expenses

                  Other operating expenses consist of the following:

                                                   1995    1994    1993

                  Data processing                 $  22   $  12   $   5
                  FDIC insurance                    134     214     163
                  Postage and freight               130     105      84
                  Regulatory agency assessments      34      29      22
                  Supplies                          124     106     107
                  Bank stock tax                    126     107      38
                  Other                             341     313     228
                                                   ----    ----    ----

                                                  $ 911   $ 886   $ 647
                                                  =====   =====   =====

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                                                                        Page F23
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995
                                 (In thousands)


Note 21.          Condensed Parent Company Balance Sheet

                  Condensed balance sheet below relates to Highlands Bankshares, Inc. for December 31, 1995 and for the year then ended. Highlands Bankshares, Inc. was formed December 29, 1995 and exchanged common stock for the common stock of Highlands Union Bank. Highlands Bankshares, Inc. only had transactions affecting the balance sheet and accordingly, no condensed income statement or condensed cash flow statement has been presented below.

                  CONDENSED BALANCE SHEET

                                                               1995

                  ASSETS
                    Investments in subsidiaries              $ 12,812
                    Other assets                                   10
                                                              -------

                            Total Assets                     $ 12,822
                                                              =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                    Interest, taxes and other
                     liabilities                             $     10
                                                              -------

                            Total Liabilities                      10
                                                              -------

                  STOCKHOLDERS' EQUITY
                    Unrealized gain (loss)
                     securities                                    18
                    Common stock                                3,044
                    Surplus                                     5,120
                    Undivided profits                           4,630
                                                              -------

                            Total Stockholders'
                             Equity                            12,812
                                                              -------

                            Total Liabilities and
                             Stockholders' Equity            $ 12,822
                                                              =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HIGHLANDS BANKSHARES, INC.



Date:  September 4, 1996               By: /s/ Samuel L. Neese
                                           ----------------------------
                                           Samuel L. Neese
                                           Executive Vice President and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                  Signature                              Title                                  Date




/s/ Samuel L. Neese                            Executive Vice President and             September 4, 1996
- ------------------------------
       Samuel L. Neese                         Chief Executive Officer



/s/ James T. Riffe                             Executive Vice President and             September 4, 1996
- ------------------------------
       James T. Riffe                          Chief Operating Officer
                                               (Chief Financial Officer)


/s/ Robert M. Little, Jr.                      Secretary and Controller                 September 4, 1996
- ------------------------------
     Robert M. Little, Jr.                     (Chief Accounting Officer)



/s/ J.D. Morefield                             Chairman of the Board                    September 4, 1996
- ------------------------------
       J.D. Morefield



/s/ J. Carter Lambert                          Vice Chairman                            September 4, 1996
- ------------------------------
      J. Carter Lambert






/s/ James D. Moore, Jr.                        President and Director                   September 4, 1996
- ------------------------------
     James D. Moore, Jr.



/s/ William E. Chaffin                         Director                                 September 4, 1996
- ------------------------------
     William E. Chaffin



                                               Director                                 September 4, 1996
- ------------------------------
       V.D. Kendrick



/s/ Clydes B. Kiser                            Director                                 September 4, 1996
- ------------------------------
       Clydes B. Kiser


                                               Director                                 September 4, 1996
- ------------------------------
     Charles P. Olinger



                                               Director                                 September 4, 1996
- ------------------------------
    William J. Singleton



/s/ H. Ramsey White, Jr.                       Director                                 September 4, 1996
- ------------------------------
     H. Ramsey White, Jr.