Form 10-Q
period 1996-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 1996-11-14
CIK 1008579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q


                                QUARTERLY REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                         Commission File Number: 0-27622

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)      YES__X__ NO_____
                  (2)      YES__X__ NO_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Common Stock: 1,221,198

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                            REFERENCE

         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance Sheets
                           September 30, 1996 and December 31, 1995...............................................3
                  Consolidated Statement of Income
                           for the Nine Months Ended
                           September 30, 1996 and 1995............................................................4
                  Consolidated Statement of Cash Flows
                           for the Nine Months Ended
                           September 30, 1996 and 1995............................................................5
                  Consolidated Statement of Changes in Stockholders' Equity
                           for the Nine Months Ended
                           September 30, 1996 and 1995............................................................6

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations........................................7-9


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................................10

         Item 2.  Changes in Securities..........................................................................10

         Item 3.  Defaults Upon Senior Securities................................................................10

         Item 4.  Submission of Matters to a Vote of Security Holders............................................10

         Item 5.  Other Information..............................................................................10

         Item 6.  Exhibits and Reports on Form 8-K...............................................................10


SIGNATURES.......................................................................................................11

PART I.  ITEM 1.  - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                  September 30,          December 31,
                                                                                      1996                    1995
(Amounts in thousands)


ASSETS

Cash and due from banks                                                                  $  7,491           $  5,618
Federal funds sold                                                                          1,159              5,535
Investment securities available for sale
       (Amortized cost; $33,936 September 30, 1996;
       $32,248 December 31, 1995)                                                          33,644             32,276
Loans, net of allowance for credit losses
       $943 September 30, 1996; $908 December 31, 1995                                    141,395            112,835
Bank premises and equipment                                                                 4,347              4,346
Interest receivable                                                                         1,345              1,068
Other assets                                                                                  847                865
                                                                                              ---                ---

              Total Assets                                                               $190,228           $162,543
                                                                                         --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits, non-interest bearing                                                          $  23,146          $  20,303
Deposits, interest bearing                                                                147,647            127,024
                                                                                          -------            -------

       Total Deposits                                                                     170,793            147,327
                                                                                          -------            -------

Short-term borrowings                                                                       4,000              1,000
                                                                                            -----              -----

Interest, taxes and other liabilities                                                       1,525              1,404
                                                                                           ------              -----

Long-term borrowings                                                                          -0-                -0-

       Total Liabilities                                                                  176,318            149,731
                                                                                          -------            -------

STOCKHOLDERS' EQUITY

Common stock, $2.50 par value; 10,000,000
       shares authorized; 1,219,468 issued and
       outstanding                                                                          3,053              3,044
Surplus                                                                                     5,167              5,120
Undivided profits                                                                           5,864              4,630
Unrealized gains (losses) on securities
       available for sale, net of deferred taxes                                             (174)                18
                                                                                            -----                ---

              Total Stockholders' Equity                                                   13,910             12,812
                                                                                           ------             ------

              Total Liabilities and Stockholders' Equity                                 $190,228           $162,543
                                                                                         --------           --------


See accompanying notes to the consolidated financial statements.

PART I.  ITEM 1.  - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                            Nine Months Ended    Nine Months Ended
                                                                           September 30, 1996   September 30, 1995
                                                                           ------------------   ------------------
(Amounts in thousands, except per share data)

Interest Income
Interest and fees on loans                                                            $  8,821             $  6,954
Interest on securities available for sale:
       Taxable                                                                           1,568                1,299
       Exempt from taxable income                                                           22                   18
Interest on federal funds sold                                                             140                  137
                                                                                           ---                  ---

              Total Interest Income                                                     10,551                8,408
                                                                                        ------                -----

Interest Expense
Interest on deposits                                                                     5,615                4,368
Interest on short-term borrowings                                                           57                   60
                                                                                            --                   --

              Total Interest Expense                                                     5,672                4,428
                                                                                         -----                -----

              Net Interest Income                                                        4,879                3,980
                                                                                         -----                -----

Provision for loan losses                                                                  190                  123
                                                                                           ---                  ---

              Net Interest Income After Provision Loan Losses                            4,689                3,857
                                                                                         -----                -----

Non-Interest Income
Securities gains (losses), net                                                              23                  (1)
Service charges on deposit accounts                                                        327                  262
Other fee income                                                                            47                   85
Other operating income                                                                      94                   17
                                                                                            --                   --

              Total Non-Interest Income                                                    491                  363
                                                                                           ---                  ---

Non-Interest Expense
Salaries and employee benefits                                                           1,835                1,344
Occupancy expense of bank premises                                                         649                  509
Other operating expenses                                                                   847                  762
                                                                                           ---                  ---

              Total Non-Interest Expense                                                 3,331               2, 615
                                                                                         -----               ------

              Income Before Applicable Income Taxes                                      1,849                1,605

Income tax expense                                                                         615                  550
                                                                                           ---                  ---

              Net Income                                                                 1,234                1,055
                                                                                         -----                -----

Net Income Per Share (Weighted Average Basis)                                          $  1.01               $  .87
                                                                                       -------               ------



See accompanying notes to the consolidated financial statements.

PART I.  ITEM 1.  - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Nine Months      Nine Months
                                                                                          Ended             Ended
                                                                                      September 30,    September 30,
                                                                                          1996              1995
(Amounts in thousands)


Cash Flows From Operating Activities:
Net income                                                                               $  1,234          $  1,055
Adjustments to reconcile net income to net
       cash provided by operating activities:
              Provision for loan losses                                                       190               123
              Provision for deferred taxes                                                  (160)               497
              Deferred compensation expense                                                    53               -0-
              Depreciation                                                                    175               106
              Securities (gains) losses                                                      (23)                 1
              Net amortization on securities                                                   96                62
              (Increase) decrease in interest receivable                                    (277)             (162)
              (Increase) decrease in other assets                                             178              (29)
              Increase (decrease) in interest, taxes
                            and other liabilities                                             121               338
                                                                                              ---               ---

              Net Cash Provided by Operating Activities                                     1,587             1,991
                                                                                            -----             -----

Cash Flows From Investing Activities:
       Securities available for sale:
              Proceeds from sale of securities                                              6,273               567
              Proceeds from maturities of debt securities                                   5,988             5,289
              Purchase of securities                                                     (14,117)           (8,177)
              Net (increase) decrease in federal funds sold                                 4,376           (4,058)
              Net increase in loans                                                      (28,560)          (14,169)
              Premises and equipment expenditures                                           (196)           (1,221)
                                                                                            -----           -------

              Net Cash Used in Investing Activities                                      (26,236)          (21,769)
                                                                                         --------          --------

Cash Flows From Financing Activities:
       Net increase in time deposits                                                       14,497            19,590
       Net increase in demand, savings and other deposits                                   8,969               765
       Proceeds from issuance of common stock                                                  56                 6
       Proceeds (Maturity) of short-term borrowings                                         3,000               673
                                                                                            -----               ---

       Net Cash Provided by Financing Activities                                           26,522            21,034
                                                                                           ------            ------

       Net Increase in Cash and Cash Equivalents                                            1,873             1,270

       Cash and Cash Equivalents at Beginning of Year                                       5,618             3,883
                                                                                            -----             -----

       Cash and Cash Equivalents at End of Quarter                                       $  7,491          $  5,153
                                                                                         --------          --------



Supplemental  disclosures of cash flow information:
Cash paid during the period for:
              Interest                                                                   $  5,672          $  2,776
              Taxes                                                                      $    615          $    351




See accompanying notes to the consolidated financial statements.

PART I.  ITEM 1.  - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)


                                                                                                   Unrealized Gain
                                                                                                        (Loss)
                                                                                                      Securities
                                                                                     Undivided      Available for
                                               Common Stock         Surplus           Profits            Sale
                                               ------------         -------           -------            ----
(Amounts in thousands)

Balance, 01/01/95                                       $3,038            $5,116           $3,181          $(1,092)
                                                                               -
Net income                                                   -                                665                 -

Proceeds from sale of stock                                  5                 4                -                 -

Stock options outstanding                                    -                 -                -                 -

Unrealized gains (losses)                                    -                 -                -               858

Balance, 06/30/95                                       $3,043            $5,120           $3,846           $ (234)
                                                        ------            ------           ------           -------


Balance, 01/01/96                                       $3,044            $5,120           $4,629             $  18

Net Income                                                   -                 -              774                 -

Proceeds from sale of stock                                  5                 -                -                 -

Stock options outstanding                                    -                40                -                 -

Unrealized gains (losses)                                    -                 -                -            ( 259)

Balance, 06/30/96                                       $3,049            $5,160           $5,403           $ (241)
                                                        ------            ------           ------           -------


See accompanying notes to the consolidated financial statements.

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                 (In thousands)

Note A.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Rule 3-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been made to the prior period's financial statements to place them on a comparable basis with the current period's financial statements. Operating results are presented for the nine-month period ended September 30, 1996, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

Note B.  REGULATORY CAPITAL REQUIREMENTS

         Regulators of the Corporation and its subsidiary have implemented risk-based capital guidelines that require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and its subsidiary as of September 30, 1996.


         Entity                             Tier 1      Combined Capital     Leverage
         ------                             ------      ----------------     --------

         Highlands Bankshares, Inc.         10.61%           11.32%           7.62%

         Highlands Union Bank               10.61%           11.32%           7.62%

PART I.  ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

Highlands Bankshares, Inc. (the "Company") was formed December 31, 1995 to operate as a one-bank holding company. The Company acquired 100% of the common stock of Highlands Union Bank (the "Bank") through this corporate restructure. Therefore, all of the comparative material contained within this document is made between the Company at September 30, 1996 and the Bank at September 30, 1995. The following discussion and analysis is provided to address information about the Company's financial condition and results of operations that is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

                              Results of Operations

Results of operations for the period ended September 30, 1996 reflected net income of $1.2 million, an increase of 16.97% over net income reported for the corresponding period in 1995. Operating results of the Company when measured as a percentage of average equity reveals a decrease in returns on average equity from 12.42% for the nine-month period in 1995 to 12.34% for the corresponding period in 1996. Return on average assets at .93% also reflects a decrease from 1.00% for the same period in 1995. This decrease on return on average assets is primarily due to the absorption of additional operating costs associated with the opening of a new branch office in December 1995. Earnings per common share were $1.01, increasing from $.87 for the same period in 1995.

Net interest income for the nine months ended September 30, 1996 increased 22.59%, approximately $899,000 over the comparable 1995 period. Average interest-earning assets increased approximately $24.4 million from September 30, 1995 to the current period, while average interest-bearing liabilities increased $28.5 million during the same comparative period. The yield on average interest-earning assets increased 55 basis points to 8.54% in 1996 as compared to 7.99% in 1995. The yield on average interest-bearing liabilities increased 16 basis points to 5.14% in 1996 as compared to 4.98% in 1995. This increase in yield on interest-bearing liabilities is necessary to maintain depositors in order to continue funding its large loan demand.

The third quarter provision for possible loan losses totaled $190,000, a $67,000 increase from the corresponding period in 1995. The Company continually monitors the loan portfolio for signs of credit weakness or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the third quarter of 1996 were $155,000 compared with $138,000 in 1995. Net charge-offs were 0.11% of total loans for the quarter ended September 30, 1996 as compared to .12% for the 1995 quarter end. Loan loss reserves increased 14.86% to $943,000 at September 30, 1996. Reserves as of September 30, 1996 represent .67% of total loans versus
 .76% for the 1995 period.

                               Financial Position

Total loans have increased from $107.9 million at September 30, 1995 to $142.3 million at September 30, 1996. The loan to deposit ratio has increased from 78.37% at September 30, 1995 to 83.34% at September 30, 1996. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest.
Non-performing assets were $624,000 at September 30, 1996, or 0.44% of total loans, compared with $472,000, or 0.44% at September 30, 1995.

Securities totaled $33.6 million (market value) at September 30, 1996, which reflects an increase of $3.2 million or 10.31% from the September 30, 1995 total of $30.5 million. The majority of this increase is in purchases of adjustable rate securities in order to match the current volatile rate environment.
Securities, as of September 30, 1996, are comprised of U.S. Treasuries, approximately 7.40% of the total securities portfolio, obligations of the U.S. Government and debt securities, approximately 86.44% of the total securities portfolio, municipal issues, approximately 3.64% of the securities portfolio, and equity securities, approximately 2.52% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1996 and 1995.

Total stockholders' equity of the Company was $13.9 million at September 30, 1996, representing an increase of $1.6 million or 13.35% over September 30, 1995. The fluctuations of market prices on available for sale securities causes the significant variations of the stockholders' equity.

The Company maintains a significant level of liquidity in the form of cash and cash balances ($7.5 million at September 30, 1996), overnight investment in federal funds sold ($1.2 million at September 30, 1996) and investment securities available for sale ($33.6 million). Both cash and federal funds sold are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities are available for conversion to liquid funds in the event of extraordinary needs.

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




                                      Highlands Bankshares, Inc.




Date:  11/7/96                        /s/ Samuel L. Neese
                                      ----------------------------------------
                                               Samuel L. Neese
                                               Executive Vice President &
                                               Chief Executive Officer
                                               (Duly Authorized Officer)



Date:  11/7/96                        /s/ James T. Riffe
                                      ----------------------------------------
                                               James T. Riffe
                                               Executive Vice President &
                                               Chief Operations Officer
                                               (Principal Accounting Officer)