Form 10-K
period 1996-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 1997-03-31
CIK 1008579

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Fiscal Year ended:                              Commission File
      December 31, 1996                                 Number:  430893107
      -----------------                                          ---------


                           Highlands Bankshares, Inc.
             (Exact name of registrant as specified in its charter)


Virginia                                                54-1796693
--------                                                ----------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)

340 West Main Street
Abingdon, Virginia                                      24210-1128
------------------                                      ----------
(Address of principal                                   (Zip Code)
executive offices)

Registrant's telephone number, including area code:   (540)628-9181


           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
                                 --------------

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $2.50 par value
                          -----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As  of  December  31,  1996,   there  were  1,221,788  shares  of  Common  Stock
outstanding.

                       Documents Incorporated by Reference



List hereunder the following documents if incorporated by reference and the Part of Form 10-K into which the documents are incorporated:

(1) Part II incorporates information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

(2) Part III incorporates by reference from the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 14, 1997.

(3) Part IV incorporates by reference from: (i) the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, and (ii) the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 14, 1997.

Part I.

Item I.  Business

                                     General

         Highlands Bankshares Inc. (the "Corporation") was incorporated in Virginia in 1995 to serve as the holding company for Highlands Union Bank, (the "Bank"). The stockholders of the Bank approved the Plan of Reorganization at the Annual Meeting on December 13, 1995, and the reorganization was consummated on December 29, 1995 with the Bank becoming a wholly-owned subsidiary of the Corporation. The Bank is a state charted bank with principal offices in Abingdon, Virginia. The Bank was incorporated in 1985.

         At December 31, 1996, the Corporation had total assets of $207,739,000, deposits of $189,471,000, and net worth of $14,617,000.

         The Corporation's principal business activities, which are conducted through the Bank, are attracting checking and savings deposits from the general public through its retail banking offices and originating and servicing loans secured by first mortgage liens on single-family dwellings, including condominium units. All of the retail banking offices are located in Virginia. The Corporation also lends funds to retail banking customers by means of home equity and installment loans, and originates residential constructions loans and loans secured by commercial property, multi-family dwellings and manufactured housing units. The Corporation invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Corporation are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of checking and savings deposits and borrowed funds.

         The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and it's deposit accounts are insured up to $100,000 as applied by FDIC guidelines. The Bank is also a member of the Federal Reserve System, as such, the Bank and the Corporation are subject to the supervision, regulation and examination of the Federal Reserve. As a Virginia state chartered bank the Bank is also subject to supervision, regulation and examination by the Virginia State Corporation Commission.

         The   Corporation's   only  direct  subsidiary  is  the  Bank  and  the
Corporation has no material assets or liabilities, except for the stock of the Bank.

         The Corporation operates four full service and one express facility throughout Washington County and the City of Bristol, Virginia.

         The results of operations for the fiscal years ended December 31, 1996, 1995, and 1994 ("fiscal year 1996", "fiscal year 1995" and "fiscal year 1994", respectively) reflect the Corporation's strategies of expanding its community banking operations.

         See "Management's Discussion and Analysis" of operations and financial condition, included as part of the Annual Report to Stockholders, for a detailed discussion of certain aspects of the Corporation's business.

                               Lending Activities

Residential Mortgage Lending

         The Corporation's lending policy is generally to lend up to 80% of the appraised value of residential property. The Corporation lends up to 95% of the appraised value with the normal requirement of insurance from private mortgage insurance companies. This insurance normally covers amounts in excess of 80% loan to value up to 95%.
         The in-house residential mortgages are comprised of primarily one, three and five year adjustable rate mortgages and a relatively small number of 15 year fixed rate mortgages. Adjustable rate mortgages are indexed to 275 basis points over the average yield on United States Treasury securities adjusted to a constant maturity of one, three or five years. An adjustment limitation (increase or decrease) of 2% per annum or 4% over the life of the loan is included in the three and five year adjustable rate mortgages.
         The corporation's existing loan contracts generally provide for repayment of residential mortgage loans over periods ranging from 15 to 30 years. However, such loans normally have remained outstanding for much shorter periods of time as borrowers refinance or prepay their loans through the sale of their homes.
         Most of the Corporation's residential mortgage loans have "due on sale" clauses which allows the creditor the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property. Most of the Corporation's residential mortgage loans are not assumable.
         Mortgage loans exceeding $450,000 but less than $750,000 must be approved by the loan committee of the Board of Directors. Mortgage loans in excess of $750,000 must be approved by the Board of Directors.
         All of the Corporation's mortgage lending is subject to loan origination procedures established by the Board of Directors. Most originations require a property valuation by state licensed appraisers, for a fee, approved by the Board of Directors. Loan applications are obtained to determine the borrowers ability to repay. Significant items are verified through the use of credit reports, financial statements, etc.
         It is generally the Corporation's policy to require title insurance on first mortgage loans in excess of $100,000 (lower where deemed necessary). It is also generally policy to require an attorney's opinion statement on all first mortgage deeds of trust. Fire and casualty insurance (extended coverage) is generally required on all property serving as security for these loans. Hazard insurance and flood insurance (where required) is generally provided by customer prior to closing of the loan. The borrower is generally responsible for paying insurance premiums and real estate taxes.
         Federal regulations allow the Corporation to originate loans on real estate within the State of Virginia, and within limits, to originate and purchase loans or loan participations secured by real estate located in any part of the United States. During fiscal year 1996 the Corporation's primary lending area was Washington County and the City of Bristol, Virginia.
         Residential loan originations come from many sources. Some of these sources include existing customers, walk-in applications, referrals from real estate brokers and others.
         Federal regulation limits loans to one borrower to a maximum of 15% of unimpaired capital and unimpaired surplus of the Bank.
         The Corporation receives fees in addition to interest in connection with real estate loan originations, loan modifications, late payments, etc. Income from these activities varies from period to period depending on the volume and type of loan made. Although not a significant portion of the Corporation's income, late charges are received when monthly payments are delinquent but are later paid.
         The Corporation also offers secondary market fixed rate mortgages with terms up to 30 years and up to 95%loan to value. These loans and servicing rights generally sold immediately into the secondary market and fees received booked into income. These loans must meet certain criteria generally set by the secondary market and are not a significant portion of the Bank's residential mortgage activity.
         Residential mortgages made up approximately 35.54% of the loan portfolio as of December 31, 1996.

Construction and Commercial Real Estate Lending

         The Corporation generally makes construction loans for periods up to one year on residential and commercial real estate property. These loans are for interim financing and are either paid off or converted to permanent financing when completed. At December 31, 1996 outstanding construction loans (net of undisbursed funds) totaled $2,382,000. These loans are generally made at 80% or less of appraised value at completion. Funds are advanced as the project is completed after an inspection by a staff inspector or the appraiser as deemed appropriate. These loans are made based on established corporate underwriting standards. Most of these construction loans are one to four family dwellings. The Corporation generally charges a 1% origination fee on these construction loans in addition to applicable interest.
         Loans on commercial properties, multi-family dwellings, and apartment buildings are typically made at 75% to 80% of the appraised value. These loans totaled $42,207,000 or 27.13% of total loans held for investment at December 31, 1996.
         Commercial and construction loans, by nature, entail additional risk as compared to residential mortgage lending. They are generally more complex and involve larger balances than typical residential mortgages. Payments are typically dependent upon successful operation of a related real estate project or business as compared to individual earnings on most residential mortgages. Therefore, the market risk is somewhat greater. Construction delays, cost overruns or the inability of the contractor to sell the finished product add an element of risk to such lending.

Consumer lending

         The Corporation offers other types of loans in addition to real estate mortgage and construction loans. Consumer loans of many types are offered by the Corporation. Some of these loans are loans to purchase automobiles, boats, recreational vehicles and manufactured housing, as well as other secured and unsecured consumer loans. The Corporation further makes loans secured by savings accounts at 2% above the rate of the savings instrument. The terms generally do not exceed ten years for manufactured housing loans and five years on other consumer loans. Outstanding consumer loans at December 31, 1996 were $30,656,000.

Commercial and agriculture non-real estate loans

         The Corporation also makes commercial (including agriculture) non-real estate loans. These loans in general have higher risk associated with them than real estate loans. They are generally secured by inventory, equipment, accounts receivable, etc., or unsecured in some cases backed by appropriate financial condition as per the underwriting standards of the Corporation. Agriculture loans are generally secured by machinery, equipment, other miscellaneous assets or unsecured in keeping with the underwriting standards of the Corporation. The timely pay back is dependent upon the successful operation of the business or farm. The outstanding balance of non-real estate commercial loans was $20,370,000 at December 31, 1996 and the outstanding balance of non-real estate agriculture loans was $1,700,000 at December 31, 1996.

                                   Investments

Investment Securities

         The Corporation invests in mortgage-backed securities, agency notes and bonds, collateralized mortgage obligations (CMO's), municipal bonds, equity securities and United States Treasury Notes.

         A substantial portion of the mortgage-backed security portfolio consists of securities that are either insured or guaranteed by FHLMC, FNMA or GNMA. Guaranteed securities are more liquid than individual mortgage loans. At December 31, 1996 the Corporation's mortgage-backed securities portfolio had a carrying value of $22,645,000 or 10.90% of total assets compared to $15,530,000 or 9.55% of total assets at December 31, 1995. Amortized costs of mortgage-backed securities were $22,634,000 at December 31, 1996 and $15,582,000 for the comparable 1995 period. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.

         The Corporation also holds investments in CMO's with a market value at December 31, 1996 of $498,000 and amortized cost of $506,000 compared to a market value of $503,000 and amortized cost of $506,000 at December 31, 1995.

         The Corporation had $998,000 and $2,988,000 invested in United States Treasury Notes at December 31, 1996 and 1995 respectively. These investments represented approximately .48% and 1.84% of total assets at those dates.

         The Corporation had $3,643,000 and $8,140,000 in United States Government-sponsored Agency Obligations at December 31, 1996 and 1995 respectively. These investments represent approximately 1.67% and 5.01% of total assets at those dates.

         The Corporation holds the following equity investments: Federal Reserve Bank Stock of $246,000 and $245,000 as of December 31, 1996 and 1995 respectively; Federal Home Loan Bank Stock of $560,000 and $470,000 for the same dates as above; and Virginia Bankers' Bank Stock of $55,000 and $44,000 for the same dates as above.

         The Corporation also holds investments in municipal bonds of $1,031,000 and $1,407,000 as of December 31, 1996 and 1995 respectively. These investments represented approximately 0.50% and 0.87% of total assets at those dates.

Investment Activities

         Under Federal Reserve regulations, the Bank is required to maintain certain liquidity ratios and does so by investing in certain obligations and other securities which qualify as liquid assets under Federal Reserve regulations. See "Regulation". As a state chartered bank, the Bank's investment authority is limited by federal law which permits investment in, among other things, certain certificates of deposit issued by commercial bank, banker's acceptances, loans to commercial banks for Federal Funds, United States government and agency obligations of state governments, and corporate bonds.

         The Corporation's investment committee, which meets monthly, follows Federal Reserve guidelines with respect to portfolio investment and accounting. Such Federal Reserve guidelines state that insured institutions must account for securities held for investment, sale and/or trading in accordance with generally accepted accounting principles. The Corporation maintains a written investment policy to set forth investment portfolio composition and investment strategy. The investment portfolio composition policy considers, among other factors, the financial condition of the institution, the types of securities, amounts of investments in those securities and safety and soundness considerations pertaining to the institution. The investment strategy considers, among other factors, interest rate risk, anticipated maturity of each type of investment and the intent of the institution with respect to each investment.

                                Sources of Funds

General

         Deposit accounts have traditionally been the principal source of the Corporation's funds for use in lending and for other general business purposes. In addition to deposits, the Corporation derives funds from loan repayments, FHLB advances and loan participation sales. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities.

Deposit Activities

         The Corporation, in its continuing effort to remain a competitive force in its markets, offers a wide variety of deposit services, with varied maturities, minimum-balance requirements and market-sensitive interest rates that are attractive to all types of depositors. The Corporation's deposit products include checking accounts, passbook savings accounts, money market deposit accounts, negotiable orders o f withdrawal accounts, individual retirement accounts and certificates of deposit accounts. The Corporation is able to offer a broad array of products that are consistent with current Federal Reserve regulations, and as a major result, the Corporation's deposit portfolio is, for the most part, sensitive to general market fluctuations.

The following table sets forth the various types of accounts offered by the Corporation at December 31, 1996:


                            Weighted
                            Average               Minimum         Amount
                            Interest              Balance         In                % of
Type of Account             Rate      Term        Deposit         Thousands         Total
---------------             ----      ----        -------         ---------         -----

Checking Account             0.00%    none      $   100.00        $ 26,003          13.72%
Interest Checking            3.48     none          100.00           7,857           4.15
Passbook Accounts 4.01                none           25.00          21,911          11.57
Money Market
    Deposit Accounts         3.76     none          500.00           5,522           2.91
Christmas Club Accts         4.02     none            5.00              19           0.01
Individual Retirement
    Accounts                 6.57     various       500.00          17,019           8.98
Certificates of Deposit
    Accounts                 5.78     various       500.00         111,140          58.66
                                                                   -------          -----

Totals                                                            $189,471         100.00%
                                                                  --------         ------


         The variety of deposit accounts offered by the Corporation and the competitive rates paid on these deposit accounts has increased the Corporation's ability to retain deposits and has allowed it to be more competitive in obtaining new funds, reducing the threat of disintermediation (the flow of funds away from deposit institutions into direct investment vehicles such as government and corporate securities). As customers have become more rate conscious and willing to move funds to higher yielding accounts, the ability of the Corporation to attract and maintain deposits and the Corporation's cost of funds have been, and will continue to be, significantly affected by money market conditions.

         The   following   table  sets  forth   information   relating   to  the
Corporation's deposits flows during the years indicated.

                                              Years Ended December 31
(In Thousands)                               1996           1995           1994
--------------                               -----          ----           ----

Increase (decrease) in deposits before
   interest credited                         $35,813       $25,086       $19,107
Interest credited                              6,331         4,927         3,354
                                             -------       -------       -------

Net increase in deposits                      42,144        30,013        22,461
                                             -------       -------       -------

Total deposits at year end                  $189,471      $147,327      $117,314
                                             -------       -------       -------


Borrowings

         The Corporation may obtain advances from the FHLB upon the security of the capital stock it owns in the bank and certain of its home mortgage loans provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities and the FHLB prescribes the acceptable uses to which the advances pursuant to each program may be used, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the Corporation's net worth or on the FHLB's assessment of the Corporation's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

         The Bank also has established credit arrangements with several of it's correspondent banks. At December 31, 1996 the Bank had approximately $48,942,000 of unused lines of credit, including FHLB unused lines of credit, to fund any necessary cash requirements.

         The following table sets forth certain information as to the Corporation's advances and other borrowings at the dates indicated. See Notes 8 and 14 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for information as to rates, maturities, average balances and maximum amounts outstanding.

                                                        December 31
(In Thousands)                                  1996           1995        1994
--------------                                  ----           ----        ----

Advances from FHLB                              $1,929        $1,000       $-0-
Other borrowings                                   -0-           -0-        725
                                                ------        ------       ----
          Total borrowings                      $1,929        $1,000       $725

                                    Employees

         The Corporation at December 31, 1996, had 103 full time employees. None of these employees are represented by a collective agent, and the Corporation believes its employee relations are excellent.

                                   Competition

         The Corporation encounters competition for both deposits and loans. For deposits, competition comes from other commercial banks, savings and loan associations and/or savings banks, mutual money market funds, credit unions and various other corporate and financial institutions. Competition also comes from interest paying obligations issued by various levels of government and from a variety of securities paying dividends or interest. Competition for loans comes primarily from other commercial banks, savings and loan associations and/or savings banks, insurance companies, mortgage companies and other lending institutions.

                                  Subsidiaries

         The Corporation was incorporated in Virginia in 1995 to serve as the holding company for the Bank. The Bank is a state chartered bank with principal offices in Abingdon, Virginia. The Bank was incorporated in 1985 under the laws of the Commonwealth of Virginia.

                          Federal Home Loan Bank System

         The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System is regulated by the Federal Housing Finance Board ("FHFB"). The FHFB is composed of five members, including the Secretary of Housing and Urban Development and four private citizens appointed by the President with the advice and consent of the Senate for terms of seven years. At least one director must be chosen from organizations with more than a two-year history of representing consumer or community interests on banking services, credit needs, housing or financial consumer protections.

         The Bank, as a member of the FHLB of Atlanta, is required to purchase and maintain stock in its bank in an amount as if 30 percent of the member's assets were home mortgage loans.

         The FHFB is required to adopt regulations establishing standards of community investment or service for members of the Federal Home Loan Banks as a condition for continued access to advances. The regulations are to take into account the record of performance of the institution under the Community Reinvestment Act of 1977 and its record of lending to first time home buyers.

         In addition, new collateral requirements for advances are to be established which will be designed to insure credit quality and marketability of the collateral.

                                   Regulation
General

         The Corporation and it's subsidiary are subject to the supervision, regulation and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of the Commonwealth of Virginia which has jurisdiction over financial institutions and has obtained regulatory approval for it's various activities to the extent required.

Federal and State Laws and Regulations

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in it's entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Corporation and it's subsidiary.

Bank Holding Company Regulation

         The Corporation is registered as a "bank holding company" with the Board of Governors of the Federal Reserve System ("Federal Reserve"), and is subject to supervision by the Federal Reserve under the Bank Holding Corporation Act ("BHC Act"). The Corporation is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Corporation and the subsidiary bank.

         The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for it's authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Bank Regulation

         The Bank, as a state chartered member of the Federal Reserve Systems, is subject to regulation and examination by the Virginia State Corporation Commission and the Federal Reserve Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor.

         The commercial banking business is affected by the monetary policies adopted by the Federal Reserve Board. Changes in the discount rate on member bank borrowings, availability of borrowing at the "discount window", open market operations, the imposition of any changes in reserve requirements against member banks' deposits and certain borrowings by banks and their affiliates, and the limitation of interest rates which member banks may pay on deposits are some of the instruments of monetary policy available to the Federal Reserve Board. Taken together, these controls give the Board a significant influence over the growth and profitability of all banks. Management of the Bank is unable to predict how the Board's monetary policies (or the fiscal policies or economic controls imposed by Federal or state governments) will affect the business and earnings of the Bank or the Corporation, or what those policies or controls will be.

         The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations.

Federal Deposit Insurance Corporation Improvement Act

         The difficulties encountered nationwide by financial institutions during 1990 and 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became effective on December 19, 1991, bolsters the deposit insurance fund, tightens bank and thrift regulation and trims the scope of federal deposit insurance as summarized below.

         FDICIA requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying (i) a maximum ration of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. If an insured institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan to its federal regulatory agency specifying the steps it will take to correct the deficiency.

         Prompt corrective action measures adopted in FDICIA and which became effective on December 19, 1992, impose significant new restrictions and requirements on depository institutions that fail to meet their minimum capital requirements. Under new Section 38 of the Federal Deposit Insurance Act ("FDI Act"), the federal banking regulatory agencies have developed a classification system pursuant to which all depository institutions are placed into one of five categories based on their capital levels and other supervisory criteria: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.

         The Bank exceeded all of its regulatory capital requirements and met the requirements at December 31, 1996 to be classified as "well capitalized". This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Corporation's overall financial condition.

         An undercapitalized depository institution is required to submit a capital restoration plan to its principal federal regulator. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital and is guaranteed by the parent holding company. If a depository institution fails to submit an acceptable plan, it will be treated as if it were significantly undercapitalized.

         Unless its principal federal regulator has accepted its capital plan, an undercapitalized bank may not increase its average total assets in any calendar quarter. If an undercapitalized institution's capital plan has been accepted, asset growth will be permissible only if the growth is consistent with the plan and the institution's ratio of tangible equity to assets increases during the quarter at a rate sufficient to enable the institutions to become adequately capitalized within a reasonable time.

         An institution that is undercapitalized may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates on insured deposits in the institution's normal market areas or in the market area in which the deposits would otherwise be accepted.

         An undercapitalized may not branch, acquire an interest in another business or institution or enter a new line of business unless its capital plan has been accepted and its principal federal regulator approves the proposed action.

         An insured depository institution may not pay management fees to any person having control of the institution nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after making such payment or distribution, the institution would be undercapitalized.

         Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

         If its principal federal regulator determines that an adequately capitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan, restrict its asset growth and prohibit branching, new acquisitions and new lines of business. An institution's principal federal regulator may deem it to be engaging in an unsafe or unsound practices if it receives a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination.

         In addition, regulators must draft a new set of non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels, to take effect December 1, 1993. The legislation also requires regulators to perform annual on-site bank examinations, place limits on real estate lending by banks and tightens auditing requirements.

                           Federal And State Taxation

General

         The following discussion of federal taxation is a summary of certain pertinent federal income tax matters as they pertain to the Corporation. With some exceptions, including particularly the reserve for bad debts discussed below, the Corporation is subject to federal income tax under the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations.

Bad Debt Reserves

         Commercial banks such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions, may within specified formula limits, be deducted in arriving at the Bank's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Bank utilizes the experience method.

         Under the experience method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (1) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years to bear to the sum of the loans outstanding at the close of those six years or (2) the lower of (a) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method (the base year is the last taxable year beginning before 1988), or (b) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.
         The experience and percentage of taxable income methods are not available after fiscal year 1996; instead, bad debts after fiscal year 1996 will be deductible at the time they are charged-off.

Minimum Tax

         A 20% corporate alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and will be payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) 75% of adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

Other

         For federal income tax purposes, the Corporation reports its income and expenses on the accrual basis method of accounting and uses a year ending December 31 for filing its income tax returns. The Corporation may carry back net operating losses to the preceding three taxable years and forward to the succeeding fifteen taxable years.

         The Commonwealth of Virginia imposes an income tax on corporations domiciled in the state. The Virginia taxable income is based on the federal taxable income with certain adjustments for interest and dividend income on obligations of securities of the United States and states other than Virginia. The tax rate is 6% of taxable income.

         See Note 9 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for additional information regarding the income taxes of the Company.


Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential


                                                        Year Ended December 31,
                                        1996                               1995                      1994
                                                          (Dollars in Thousands)
                          Average                Yield/  Average               Yield/   Average              Yield/
                          Balance  Interest      Rate    Balance   Interest     Rate    Balance    Interest   Rate
                          -------  --------      ----    -------   --------     ----    -------    --------   ----
     ASSETS
Interest earning assets
 (taxable-equivalent
  basis (1) :

Loans (net of un-
  earned discount) (2)   $131,449   $12,310      9.36%  $102,216   $ 9,590      9.38%  $ 78,590   $6,765      8.61%
Securities (3)             34,350     2,082      6.06     30,079     1,793      5.96     29,643    1,584      5.34
Federal funds sold          3,822       204      5.34      3,686       202      5.48     2,099       76       3.62
                            -----       ---      ----      -----       ---      ----     -----       --       ----

Total interest-earning
  assets                 $169,621   $14,596      8.61%  $135,981   $11,585      8.52%  $110,332   $8,425      7.64%
                         --------   -------      ----   --------   -------      ----   --------   ------      ----

     LIABILITIES

Interest-bearing
  liabilities :

Savings & time dep.      $142,331   $ 7,714      5.42%  $113,215   $ 6,086      5.38%  $ 91,032   $3,967      4.36%
Other interest-bearing      1,803       108      5.99      1,198        75      6.34        390       18      4.62
                            -----       ---      ----      -----        --      ----        ---       --      ----
  liabilities

Total interest-bearing
  liabilities            $144,134   $ 7,822      5.43%  $114,413   $ 6,161      5.38%  $ 91,422   $3,985      4.36%
                         --------   -------      ----   --------   -------      ----   --------   ------      ----

Net interest income                 $ 6,774                        $ 5,424                        $4,440
Net margin on int.
  earning assets on a
  tax equivalent basis                           3.99%                          3.99%                         4.02%
Average interest
  spread                                         3.18%                          3.14%                         3.28%




(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(2) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(3) The yield on securities classified as available for sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by FAS115

         As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities. The following table attributes changes in net interest income either to changes in average volume or to changes in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                1996 Compared to 1995                          1995 Compared to 1994

                                    Increase          Increase                       Increase        Increase
                                 (decrease) due   (decrease) due                   (decrease) due (decrease) due
                                   to change in     to change in     Net increase   to change in   to change in        Net increase
Increase (Decrease) in              volume              rate          (decrease)       volume           rate            (decrease)
----------------------              ------              ----          ----------       ------           ----            ----------

INTEREST INCOME
Securities....................      $   288            $     1         $     289            25       $     184          $     209
Federal funds sold............            7                 (5)                2            57              69                126
Loans.........................        2,742                (22)            2,720         2,034             791              2,825
                                    -------            -------         ---------         -----       ---------          ---------

Total Income Change                 $ 3,037            $   (26)        $   3,011         2,116       $   1,044          $   3,160
                                    -------            -------         ---------         -----       ---------          ---------



INTEREST EXPENSE
Savings and time
   deposits...................      $ 1,566            $    62         $   1,628           967       $   1,152          $   2,119
Other interest-bearing
   liabilities................           38                 (5)               33            37              20                 57
                                    -------            -------         ---------         -----       ---------          ---------

Total Expense Change                $ 1,604            $    57         $   1,661         1,004       $   1,172          $   2,176
                                    -------            -------         ---------         -----       ---------          ---------

Increase (Decrease) in
   Net Interest Income              $ 1,433            $   (83)        $   1,350         1,112       $    (128)         $    $984
                                    -------            -------         ---------         -----       ---------          ---------


Investment Portfolio

         The following table presents the maturity distribution, market value, book value and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 1996.

                             (Dollars in Thousands)

                           One Year   Five Years
               Within One  Through      Through     After Ten                Total Book       Market
                   Year   Five Years   Ten Years      Years         Yield        Value         Value
                   ----   ----------   ---------      -----         -----        -----         -----

U.S.T.N.'s        $  500      $  498      $  -0-      $   -0-        5.08%      $ 1,003       $   998
U.S. Gov Agency    1,246       5,863       1,184       20,162        5.70        28,505        28,455
State & Muni's        65         148         818          -0-        6.99         1,004         1,031
Other                -0-         -0-         -0-          861        6.75           861           861
                  ------      ------      ------      -------     -------       -------       -------
TOTAL             $1,811      $6,509      $2,002      $21,023        6.06       $31,373       $31,345
                  ------      ------      ------      -------     -------       -------       -------

Loan Portfolio

         The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31, 1996 for each of the past three years:


                                  December 31,
                             (Dollars in thousands)

                      1996                      1995                     1994

Description     Amount    Percentage      Amount     Percentage     Amount     Percentage
-----------     ------    ----------      ------     ----------     ------     ----------
Commercial    $ 20,365       13.14%      $ 12,699       11.16%      $ 8,538        9.11%
Real Estate   $101,491       65.50         76,516       67.27        62,903       67.11
Consumer        30,128       19.44         21,785       19.15        20,131       21.47
Other            2,967        1.92          2,743        2.41         2,166        2.31
                 -----        ----          -----        ----         -----        ----

Total         $154,951      100.00%      $113,743      100.00%      $93,738      100.00%
              --------      ------       --------      ------       -------      ------

         The following table shows the maturity of loans outstanding as of December 31, 1996. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. Loans are classified based upon the period in which the final payment is due.

                               December 31, 1996
                             (Dollars in Thousands)


              Fixed       Floating   Fixed   Floating    Fixed    Floating
               Rate         Rate      Rate     Rate       Rate      Rate      Total
               ----         ----      ----     ----       ----      ----      -----
Commercial   $ 9,355   $     8,148   $ 2,459   $    42   $   361   $  -0-   $  20,365
Real Estate    6,305        36,046    37,160    11,403    10,577      -0-     101,491
Consumer       9,580           -0-    20,081       -0-       467      -0-      30,128
Other            -0-         2,967       -0-       -0-       -0-      -0-       2,967
             -------   -----------   -------   -------   -------     ----   ---------
Total        $25,240   $    47,161   $59,700   $11,445   $11,405   $  -0-   $ 154,951
             -------   -----------   -------   -------   -------     ----   ---------


Non-performing loans

         The loan portfolio of the Bank is reviewed regularly by senior officers to evaluate loan performance. The frequency of the review is based on a rating of credit worthiness of the borrower utilizing various factors such as net worth, credit history, customer relationship, etc. The evaluations emphasize different factors depending upon the type of loan involved. The commercial and real estate type loans are reviewed on the basis of estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.
         Management review of commercial and other loans may result in a determination that a loan should be placed on a non-accrual of interest basis. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full collectability of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.
         The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. As of the three periods ended December 31, 1996, 1995 and 1994, non-accrual loans amounted to $96,000, $235,000 and $0, respectively.

Summary of Loan Loss Experience

         The allowance for loan losses is increased by the provision for loan losses and reduced by loans charged off net of recoveries. The allowance for loan losses is established and maintained at a level judged by management to be adequate to cover any anticipated loan losses to be incurred in the collection of outstanding loans. In determining the adequate level of the allowance for loan losses, management considers the following factors: (a) loan loss experience;
(b) problem loans, including loans judged to exhibit potential charge-off characteristics, loans on which interest is no longer being accrued, loans which are past due and loans which have been classified in the most recent regulatory examination; and (c) anticipated economic conditions and the potential impact these conditions may have on individual classifications of borrowers.

         The following table presents the Corporation's loan loss experience for the past three years:

                            Years Ended December 31,
                             (Dollars in Thousands)


                                                  1996       1995        1994
                                               ---------   ---------  --------
Allowance for loan losses at
 beginning of year                             $    908    $    836    $   782
Loans charged off:
    Commercial                                      170          19         58
    Real Estate                                     -0-         122        -0-
    Consumer                                         85          47         29
    Other                                           -0-         -0-        -0-
                                               --------    --------    -------
    Total                                      $    255    $    188    $    87
                                               --------    --------    -------

Recoveries of loans previously charged off:
    Commercial                                 $     32         -0-         11
    Real Estate                                     -0-         106        -0-
    Consumer                                         13          11         10
    Other                                           -0-         -0-        -0-
                                               --------    --------    -------
    Total                                      $     45    $    117    $    21
                                               --------    --------    -------
Net loans charged off                          $    210    $     71    $    66
Provision for loan losses                           374         143        120
                                               --------    --------    -------
Allowance for loan losses end of year          $  1,072    $    908    $   836
                                               --------    --------    -------
Average total loans (net of unearned income)   $131,449    $103,069    $79,400
Total loans (net of unearned income)
  at year-end                                  $154,951    $113,722    $93,738

Ratio of net charge-offs to average loans           0.160%      0.069%     0.083%
Ratio of provision for loan losses to
  average loans                                     0.285%      0.140%     0.150%
Ratio of provision for loan losses to
  pet charge-off                                  178.100%    201.410%   181.820%
Allowance for loan losses to year-end loans         0.690%      0.880%     0.890%

Allocation of the allowance for loan losses

         The following table provides an allocation of the allowance for loan losses as of December 31, 1996:

                          Year Ended December 31, 1996
                       Percent of Loans on each category

                             (Dollars in Thousands)


                   Allowance for    Percentage of   Percentage of
                     Loan Loss     Total Loan Loss   Total Loans
                  -------------    ---------------  ------------
Commercial              $ 451          42.07%           13.09%
Real Estate               162          15.13            65.29
Consumer                  404          37.69            19.71
Other                       6           0.58             1.91
Unallocated                41           4.53             0.00
                      -------         -------         -------
Total                 $ 1,072         100.00%          100.00
                      -------         -------         -------




Deposits

         The following table provides a breakdown of deposits at December 31 for the years indicated is as follows:

                                                      December 31,
                                                 (Dollars in Thousands)

                                              1996        1995        1994
                                           ---------   ---------    ---------

Non-interest bearing demand deposits       $  26,002   $  20,203    $  16,152
Interest bearing demand deposits              13,379      11,665       11,436
Savings deposits                              21,930      17,010       18,220
Time deposits                                128,160      98,349       71,506
                                           ---------   ---------    ---------
Total Deposits                             $ 189,471   $ 147,327    $ 117,314
                                           ---------   ---------    ---------


         The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:



                                               Year Ended December 31,
                                               (Dollars in Thousands)

                                  1996                  1995                   1994

                           Amount       Rate     Amount        Rate     Amount         Rate
                           ------       ----     ------        ----     ------         ----

Non-interest bearing
 demand deposits          $ 22,569      0.00%   $ 17,410       0.00%   $ 14,218        0.00%
Interest-bearing demand
 deposits                   12,566      3.60      11,294       3.64      10,673        3.42
Savings deposits            20,516      4.01      16,950       4.48      20,907        3.63
Time deposits              109,246      5.89      84,898       5.89      59,454        4.80
                           -------                ------                 ------

Total                     $164,897              $130,552               $105,252
                          --------              --------               --------

         The remaining maturities of time deposits at December 31, 1996 are as follows (in thousands) :

         Maturity

         3 months or less.............................$  28,128
         Over 3 through 12 months.....................   61,171
         Over 12 months...............................   38,861
                                                         ------

              Total                                    $128,160
                                                       --------

Interest Rate Sensitivity Analysis

         The following table provides the maturities of investment securities, loans, and deposits as of December 31, 1996, and measures the interest rate sensitivity gap for each range of maturity indicated:


                                December 31 1996
                             (Dollars in Thousands)
                                    Maturing

                                        Within One      After One But       After Five
                                           Year       Within Five Years        Years          Total
                                           ----       -----------------        -----          -----

ASSETS

  Investment Securities                 $  22,726          $  6,114           $ 2,534       $  31,374
  Loans                                    90,128            58,109             5,642         153,879
  Other Assets                             15,822               -0-             6,664          22,486
                                        ---------          --------          --------       ---------
Total Assets                            $ 128,676          $ 64,223          $ 14,840       $ 207,739
                                        ---------          --------          --------       ---------
LIABILITIES AND SHARE-
  HOLDERS' EQUITY

  Demand Deposits Non-interest          $  17,677          $  8,557          $    -0-       $  26,234
  All Interest-bearing Deposits           103,607            57,780             2,098         163,485
  Other Liabilities                            71               -0-             3,332           4,003
  Shareholders' Equity                        -0-               -0-            14,617          14,617
                                        ---------          --------          --------       ---------
Total Liabilities and Shareholders'
  Equity                                $ 121,355          $ 66,337          $ 20,047       $ 207,739
                                        ---------          --------          --------       ---------
Interest Rate Sensitivity GAP           $   7,321          $ (2,114)         $ (5,207)      $     -0-






Return on Equity and Assets

         The  following  table   highlights   certain  ratios  for  the  periods
indicated:

                                                  Year Ended December 31,
                                                        (Percentage)

                                                    1996     1995       1994
                                                    ----     ----       ----
Net income to:
  Average total assets                               0.97     1.00      1.00
  Average shareholders' equity                      13.01    12.45     11.38
Dividend payout ratio (dividends declared per
  share divided by net income per share)             0.00     0.00      0.00
Average shareholders' equity to average total
  assets ratio                                       7.46     8.05      8.75

Item 2. Properties

         The Corporation's and the Bank's main offices are located at 340 West Main Street, Abingdon, Virginia. The main office are in a two story brick structure owned by the Bank. The Bank utilizes the entire structure for it's banking operations. The Bank maintains a separate drive-thru facility which has five customer service lanes and is located on the main office property. The main office opened for operations in 1985. In addition, the Bank also has two branch locations within Washington County, Virginia. The East Abingdon branch is a one story brick facility located at 24412 Maringo Road which operates as a full service facility. This branch was completed and opened for operations in 1993.The West Abingdon Express branch is a one-story brick express facility which operates with four drive-thru customer service lanes and a walk-up window. This is a limited service facility. The West Abingdon Express branch was completed and opened for operations in 1994 and is located at Exit 14 I-81, Jonesboro Road, Abingdon, Virginia. The Bank also has two full service branch locations within the City of Bristol, Virginia. The East Bristol office is located at 999 Old Airport Road, Bristol, Virginia. This is a two-story brick facility with interior customer loan and deposit areas as well as a four lane drive-thru facility. This office was completed and opened for operations in 1988. The Commonwealth office is located at 821 Commonwealth Avenue, Bristol, Virginia. This is a two story block building with interior full service customer facilities and a four lane drive thru facility. This office was completed and opened for operations in 1995. All of the Bank's locations have ATM's on premises. All properties are owned by the Bank and are free of liens.

Item 3. Legal Proceedings

         The Corporation is not involved in any pending legal proceedings, other than non-material legal proceedings undertaken in the ordinary course of business.


Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the year ended December 31, 1996.

                                    Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         There is no established trading market for the stock of Highlands Bankshares, Inc.. At December 31, 1996 the Corporation has approximately 936 stockholders of record. The Corporation acts as it's own registered Stock Transfer Agent, without charging a transfer fee, ensuring that all applicable federal guidelines relating to stock transfers are enforced. The Corporation maintains a list of individuals who are interested in purchasing it's common stock and connects these people with stockholders' who are interested in selling their stock. These parties negotiate the per share price independent of the Corporation. The stock transfer agent of the Corporation attempts to keep a record of what the stock sales are trading at by asking the parties about the trade price per share Please refer to the table below entitled Common Stock Performance for a breakdown of the trades for the four quarters of 1996. It is the opinion of management that this range accurately reflects the market value of the Corporations common stock at the present time.

                    Common Stock Performance-December 31 1996

                          High               Low        Quarterly Average
                          ----               ---        -----------------

First Quarter          No Activity       No Activity       No Activity

Second Quarter           $20.00             $19.00            $19.29

Third Quarter            $25.00             $20.00            $19.87

Fourth Quarter           $23.00             $20.00            $21.36

         The Corporation's and the Bank's Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition and capital requirements and upon general business conditions. The Corporation's only source of funds for cash dividends will be dividends paid to the Corporation by the Bank, which is subject to regulatory restrictions. During 1996 the Bank declared and paid cash dividends of $500,000 to the Corporation for operating costs. The Corporation did not declare or pay any cash dividends during 1996.

         At December 31, 1996, there were approximately 936 holders of the Corporation's common stock (based on the number of record holders as of that date).


Item 6. Selected Financial Data

         The following table sets forth certain selected consolidated financial data for the past five years.

                            Years Ended December 31,
                  (Dollars in thousands, except per share data)


                                     1996       1995        1994      1993      1992
                                     ----       ----        ----      ----      ----
Income Statement Amounts:

    Gross interest income          $ 14,596   $ 11,585   $  8,425   $  6,433   $ 5,581
    Gross interest expense            7,822      6,161      3,985      3,064     2,718
    Net interest income               6,774      5,424      4,440      3,369     2,863
    Provision for possible loan
      Losses                            374        143        120        150       304
    Net interest income after
      provision                       6,400      5,281      4,320      3,219     2,559
    Other operating income              660        488        425        395       402
    Other operating expense           4,439      3,541      3,004      2,264     1,873
    Income before income taxes
      and other items                 2,621      2,228      1,741      1,350     1,088
    Income taxes                        857        779        581        442       382
    Income before cumulative
      effect of change in
      accounting principles           1,764      1,449      1,160        908       706
    Cumulative effect of change
      in accounting principles          -0-        -0-        -0-        -0-       -0-
    Net income                     $  1,764   $  1,449   $  1,160   $    908       706

Per Share Data (1):

    Net income per share           $   1.45   $   1.19   $   0.96   $   0.98   $ 0.775
    Cash dividends per share            -0-        -0-        -0-        -0-       -0-
    Book value (at year end)          11.97      10.52       8.43       8.33     6.155

Balance Sheet Amounts (at year-
    end):

    Total assets                   $207,739   $162,543   $128,749   $105,520   $78,024
    Total loans (net of unearned
      income)                       154,951    113,743     93,738     67,212    49,213
    Total deposits                  189,719    147,327    117,314     94,853    71,697
    Long-term debt                    1,858        -0-        -0-        -0-       -0-
    Total equity                     14,617     12,812     10,243     10,042     5,610



         (1) Adjusted for 1995 two-for-one stock split, 1992 25% stock dividend and 1990 20% stock dividend.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from pages 4 to 8 of the Annual Report to Stockholders for the fiscal year ended December 31, 1996.

Item 8. Financial Statements and Supplementary Data

         The financial statements and supplementary data required herein are incorporated by reference from pages 9 to 28 of the Annual Report to Stockholders for the fiscal year ended December 31, 1996.

Item 9. Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

         The information required herein is incorporated by reference to "The Board of Directors", "Executive Officers Who Are Not Directors", "Security Ownership of Certain Beneficial Owners" and "Compliance With Filing Requirements Under the Securities Exchange Act of 1934" contained in the definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders to be subsequently filed.

Item 11. Executive Compensation

         The information required herein is incorporated by reference to "Remuneration" contained in the definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders to be subsequently filed.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required herein is incorporated by reference to "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" contained in the definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders to be subsequently filed.

Item 13. Certain Relationships and Related Transactions

         The information required herein is incorporated by reference to "Indebtedness of Management" contained in the definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders to be subsequently filed.

Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1) The following financial statements are incorporated by reference into Item 8 hereof from Exhibit 13 hereof:

                  Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

                  Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1996

                  Consolidated Statements of Stockholder's Equity for each of the years in the three year period ended December 31, 1996

                  Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1996

                  Notes to Consolidated Financial Statements for December 31, 1996, 1995 and 1994

                  Independent Auditors' Report

         (a) (2) There are no financial statement schedules required to be filed herewith

             3a The following exhibits are filed as part of this report on Form 10-K, and this list includes the Exhibit Index.

                                    Exhibits


Exhibit No.                        Document


3(i)              Articles  of   Incorporation,   incorporated   by   reference
                  to  Exhibit  3.1  of  the Registrant's Registration Statement
                  on Form 8-A, filed January 24, 1996.
3(ii)             Bylaws,  incorporated  by  reference  to Exhibit  3.2 of the
                  Registrant's  Registration Statement on Form 8-A, filed
                  January 24, 1996.
13.1              Excerpts from Highlands Bankshares, Inc. 1996 Annual Report*
21                Subsidiaries of the Registrant*
27                Financial Data Schedule* (filed electronically only)

--------------------
*  Filed herewith



         (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

         (c) See (a) (3) above for all exhibits filed herewith and the Exhibit Index.

         (d) Separate financial statements are not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HIGHLANDS BANKSHARES, INC.

Date:  March 26, 1997                     BY:  /S/ Samuel L. Neese
                                              ---------------------
                                              Samuel L. Neese
                                              Executive Vice President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.

                  Signature                                            Title
                  ---------                                            -----

/S/ James D Morefield               03-26-97
--------------------------------------------
James D. Morefield                  Date            Chairman of the Board, and Director


/S/ James D. Morre, Jr.             03-26-97
--------------------------------------------
Dr. James D. Moore, Jr.             Date             President


/S/ J. Carter Lambert               03-26-97
--------------------------------------------
J. Carter Lambert                   Date             Vice Chairman


/S/ Samuel L. Neese                 03-26-97
--------------------------------------------
Samuel L. Neese                     Date             Executive Vice President, and Chief Executive
                                                     Officer

/S/ James T. Riffe                  03-26-97
--------------------------------------------
James T. Riffe                      Date             Executive Vice President and Cashier


/S/ William E. Chaffin              03-26-97
--------------------------------------------
William E. Chaffin                  Date             Director


/S/ V. D. Kendrick                  03-26-97
--------------------------------------------
V.D. Kendrick                       Date             Director


/S/ Clydes B. Kiser                 03-26-97
--------------------------------------------
Clydes B. Kiser                     Date             Director


/S/ Charles P. Olinger              03-26-97
--------------------------------------------
Charles P. Olinger                  Date             Director


/S/ William J. Singleton            03-26-97
--------------------------------------------
William J. Singleton                Date             Director


/S/ H. Ramsey White, Jr.            03-26-97
--------------------------------------------
Dr. H. Ramsey White, Jr.            Date             Director


                                  EXHIBIT INDEX


Exhibit No.                        Document


3(i)              Articles  of   Incorporation,   incorporated   by   reference
                  to  Exhibit  3.1  of  the Registrant's Registration Statement
                  on Form 8-A, filed January 24, 1996.
3(ii)             Bylaws,  incorporated  by  reference  to Exhibit  3.2 of the
                  Registrant's  Registration Statement on Form 8-A, filed
                  January 24, 1996.
13.1              Excerpts from Highlands Bankshares, Inc. 1996 Annual Report*
21                Subsidiaries of the Registrant*
27                Financial Data Schedule* (filed electronically only)

--------------------
*  Filed herewith