Form 10-Q
period 1997-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 1997-05-28
CIK 1008579

SECURITIES AND EXCHANGE C0MMISSION
                              WASHINGTON DC 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1997

                        Commission File Number: 0-27622

                           Highlands Bankshares, Inc.

Incorporated in the State of Virginia          E.I. Number: 54-1796693

                                 P.O. Box 1128
                         Abingdon Virginia 24212-1128

                                 540-628-9181

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X  NO __
YES  X  NO __



                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common Stock:  1,227,838





                          Highlands Bankshares, Inc.

                                 FORM 10-Q
                    For the Quarter Ended March 31, 1997

INDEX

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . 3

          Consolidated Statements of Income
               for the Three Months Ended
               March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
               for the Three Months Ended
               March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Changes in
                Stockholders' Equity for the Three
                Months Ended March 31, 1997 and 1996. . . . . . . . . . . . . 6

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7-9



PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings . . . . .  . . . . . . . . . . . . . . . . . . . 10

 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .10

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .10

 Item 4.  Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . . . . . . . 10

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .10

 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11












PART 1.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                       MARCH 31,  DECEMBER 31,
                                                         1997        1996
                                                         ____        ____
ASSETS

Cash and due from banks                               $   7,505    $   8,008
Federal Funds Sold                                        1,951        7,948
Investment Securities available for sale
  (amortized cost $38,942 March 31,1997;
    $31,373 December 31, 1996)                           38,986       31,345
Loans, net of allowance for credit losses
  $1,125 March 31,1997; $1,072 December 31,
  1996                                                  165,761      153,879
Bank premises and equipment                               5,797        4,583
Interest receivable                                       1,360        1,271
Other assets                                              1,455          705
                                                      _________    _________
          Total Assets                                $ 222,815    $ 207,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits, non-interest bearing                        $  28,906    $  26,003
Deposits, interest bearing                              174,057      163,468
                                                      _________    _________
          Total Deposits                                202,963      189,471

Short-term borrowings                                        89           71
Interest, taxes, and other liabilities                    1,833        1,722
Long-term debt                                            2,738        1,858
                                                      _________    _________
          Total Liabilities                             207,623      193,122

STOCKHOLDERS' EQUITY
Common Stock; $2.50 par value; 10,000,000
  shares authorized; 1,227,838 issued and
  outstanding at March 31, 1997                           3,069        3,054
Surplus                                                   5,203        5,187
Undivided profits                                         6,891        6,394
Unrealized gains (losses) on securities
  available for sale, net of deferred taxes                  29          (18)
                                                      _________    _________
          Total Stockholders' Equity                     15,192       14,617
                                                      _________    _________
          Total Liabilities and
            Stockholders' Equity                      $ 222,815    $ 207,739



See accompanying notes to Consolidated Financial Statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________

                                                        MARCH 31,   MARCH 31,
                                                          1997        1996
                                                          ____        ____
INTEREST INCOME
Interest and fees on loans                             $   3,633    $   2,735
Interest on securities available for sale:
   Taxable                                                   524          490
   Exempt from taxable income                                  8            8
Interest on federal funds sold                                93           82
                                                       _________     ________
          Total Interest Income                            4,258        3,315

INTEREST EXPENSE
Interest on deposits                                       2,299        1,808
Interest on short-term borrowings                             36            9
                                                       _________    _________
          Total Interest Expense                           2,335        1,817
                                                       _________    _________
          Net Interest Income                              1,923        1,498

Provision for loan losses                                    141           70
                                                       _________    _________
          Net Interest Income After Provision
            Loan Losses                                    1,782        1,428
                                                       _________     ________
NON-INTEREST INCOME
Securities gains (losses), net                               (18)          23
Service charges on deposit accounts                          125           91
Other fee income                                              13           11
Other operating income                                        40           30
                                                       _________     ________
         Total Non-interest Income                           160          155
                                                       _________     ________
NON-INTEREST EXPENSE
Salaries and employee benefits                               661          567
Occupancy expense of bank premises                           207          212
Other operating expenses                                     328          280
                                                       _________    _________
          Total Non-interest Expense                       1,196        1,059
                                                       _________    _________
          Income Before Applicable Income Taxes              746          524

Income tax expense                                           249          161
                                                       _________    _________
          Net Income                                   $     497    $     363
                                                       _________    _________
Net Income Per Share (weighted average basis)          $     .40    $     .30
                                                       _________    _________

See Accompanying Notes to Consolidated Financial Statements

PART I. ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                    THREE MONTHS  THREE MONTHS
                                                    ENDED MARCH   ENDED MARCH
                                                      31, 1997      31, 1996
                                                      ________      ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $    497     $     363
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Provision for loan losses                           141            70
       Provision for deferred taxes                          5            72
       Deferred compensation expense                        10            13
       Depreciation                                         65            55
       Securities (gains) losses                            18           (23)
       Net amortization on securities                       27            32
       (Increase) decrease in interest receivable          (89)          (56)
       (Increase) decrease in other assets                (190)          (45)
       Increase (decrease) in interest, taxes
         and other liabilities                              71            51
                                                     _________     _________

       Net Cash Provided by Operating Activities           555          532
                                                     _________     _________
CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from sale of securities                       2,723         4,567
  Proceeds from maturity of securities                   1,484         1,293
  Purchase of securities                               (11,821)       (9,492)
  Net (increase) decrease in Federal funds sold          5,997           209
  Net (increase) in loans                              (12,023)       (6,211)
  Premises and equipment expenditures                   (1,279)          (42)
                                                     _________     _________
       Net Cash used in Investing Activities           (14,919)       (9,676)
                                                     _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in certificates of deposit                  8,883         5,030
Net increase in demand, savings, and other deposits      4,049         5,142
Net increase in short-term borrowings                       18        (1,000)
Net increase in long-term debt                             880             -
Proceeds from sale of stock                                 31             -
                                                     _________     _________
       Net Cash Provided by Financing Activities        13,861         9,172
                                                     _________     _________
Net Increase in Cash and Cash equivalents                 (503)           28

Cash and Cash Equivalents at Beginning of Year           8,008         5,618

Cash and Cash Equivalents at End of Quarter          $   7,505     $   5,646
                                                     _________     _________

See Accompanying notes to Consolidated Financial Statements

PART I.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                                   Unrealized
                                                                   Gain (Loss)
                                                                   Securities
                             Common                    Undivided   Available
                             Stock        Surplus       Profits     For Sale
                            _______       _______       _______     ________
Balance, 01/01/96           $ 3,044       $ 5,120       $ 4,630       $    18

Net Income                        -             -           363             -

Proceeds from sale
  of stock                        -             -             -             -

Stock Options
  Outstanding                     -            13             -             -

Unrealized gains
  (losses)                        -             -             -           (140)

                            _______       _______       _______        _______
Balance, 03/31/96           $ 3,044       $ 5,133       $ 4,993        $  (122)
                            _______       _______       _______        _______


Balance, 01/01/97           $ 3,054       $ 5,187       $ 6,394        $   (18)

Net Income                        -             -           497              -

Proceeds from sale
  of stock                       15            16             -              -

Stock Options
  Outstanding                     -             -             -              -

Unrealized gains
  (losses)                        -             -             -              47
                            _______       _______       _______         _______
Balance, 03/31/97           $ 3,069       $ 5,203       $ 6,891         $    29

                            _______       _______       _______         _______









See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(in thousands)
________________________________________________________________________________

Note 1.  -  General

The consolidated financial statements conform to generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1996 Annual Report to shareholders.

Note 2.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 follows:

                                     1997              1996
                                     ____              ____
Balance, January 1                  $ 1,072           $   908
Provision                               141                70
Recoveries                                2                 7
Charge-offs                             (90)             (101)
                                    _______           _______
Balance, March 31                   $ 1,125           $   884

Note 3.  -  Income Taxes
Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                      1997              1996
                                      ____              ____
Tax expense at statutory rate       $   254            $   178
Increase (reduction) in taxes
  resulting from:
Tax exempt interest                      (3)                (3)
Other, net                               (2)               (14)
                                    _______            _______
Provision for income taxes          $   249            $   161

Note 4. Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of March 31, 1997.

                                               Combined
Entity                           Tier 1        Capital        Leverage
______                           ______        ________       ________
Highlands Bankshares, Inc.        9.68%          10.40%          7.08%

Highlands Union Bank              9.33%          10.04%          6.68%


PART 1.  ITEM 2.

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

     Results of Operations

Results of operations for the period ended March 31, 1997 reflected net income of $497 thousand, an increase of 36.91% over net income for the corresponding period in 1996. Operating results of the Company when measured as a percentage of average equity reveals an increase of return on average equity from 11.14% for the three-month period in 1996 to 13.38% for the corresponding period in 1997.

Return on average assets at .93% reflects an increase from .87% for the same period in 1996. These increases in the profitability ratios are the result of the higher net income for the 1997 first quarter over the corresponding 1996 first quarter.

Net interest income for the three months ended March 31, 1997 increased 28.37% approximately $425 thousand over the comparable
1996 period. Average, interest-earning assets increased approximately $12.18 million from March 31, 1996 to the current period while average interest-bearing liabilities increased $13.62 million during the same comparative period. The yield on average interest-earning assets increased 6 basis points to 8.54% in 1997 as compared to 8.48% in 1996. The yield on average interest-bearing liabilities decreased 2 basis points t 5.47% in 1997 as compared to 5.49% in 1996.

The first quarter provision for possible loan losses totaled $141 thousand, a $71 thousand increase from the corresponding period in 1996. The
Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first quarter of 1997 were $88 thousand compared with $94 thousand in 1996. Net charge-offs were

 .05% of total loans for the quarter ended March 31, 1997 as compared to .17% for the 1996 quarter end. Loan loss reserves increased 26.26% to
$1,125 thousand at March 31, 1997 from the comparable 1996 period. Reserves as of March 31, 1997 represent .67% of total loans versus .74% for the 1996 period.

     Financial Position

Total loans have increased from $120.0 million at March 31, 1996 to $166.9 million at March 31, 1997. The loan to deposit ratio has increased from 76.16% at March 31, 1996 to 82.22% at March 31, 1997. Loan demand continues at a high pace even with a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $756 thousand at March 31, 1997 or .45% if total loans, compared with $220 thousand at March 31, 1996.

Securities totaled approximately $39.0 million (market value) at March
31, 1997 which reflects an increase of $3.3 million or 9.22% from the March 31, 1996 total of $35.7 million. The majority of this increase is in purchase of adjustable rate securities in order to match the current volatile rate environment. Securities, as of March 31, 1997 are comprised of U.S. Treasuries, approximately 7.66% of the total securities portfolio, obligations of the U.S. Government, approximately 87.10% of the securities portfolio, municipal issues, approximately 2.46% of the securities portfolio,and equity securities, approximately 2.78% of the securities portfolio.The Company's entire security portfolio is classified as available for sale for both 1997 and 1996.

Total stockholder's equity of the Company was $15.2 million at March
31, 1997, representing an increase of $2.1 million or 16.42% over March
31, 1996. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($7.5 million at March 31, 1997), overnight investment in Federal Funds Sold ($2.0 million at March 31,
1997), and investment securities available for sale ($39.0 million). Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  N/A

         (b)  N/A

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.





Highlands Bankshares, Inc.





Date: May 13, 1997                          /S/ Samuel L. Neese
                                            Samuel L. Neese
                                            Executive Vice President &
                                            Chief Executive Officer
                                            (Duly Authorized Officer)




Date: May 13, 1997                           /S/ James T. Riffe
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)