Form 10-Q
period 1997-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 1997-08-15
CIK 1008579

SECURITIES AND EXCHANGE C0MMISSION
                              WASHINGTON DC 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1997

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





                          Highlands Bankshares, Inc.

                                 FORM 10-Q
                    For the Quarter Ended June 30, 1997

INDEX

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               June 30, 1997 and December 31, 1996 . . . . . . . . . . . . . 3

          Consolidated Statements of Income
               for the Three and Six Month Periods Ended
               June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
               for the Six Month Periods Ended
               June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .6

          Consolidated Statements of Changes in
                Stockholders' Equity for the Six
                Month Periods Ended June 30, 1997 and 1996. . . . . . . . . . 7

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .8-10



PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings . . . . .  . . . . . . . . . . . . . . . . . . . 11

 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .11

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .11

 Item 4.  Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . . . . . . . 11

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .11

 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

EXHIBIT 27.  Financial Data Schedule . . . . . . . . . . . . . . . . . . . . 13










PART 1.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                       JUNE 30,  DECEMBER 31,
                                                         1997        1996
                                                         ____        ____
ASSETS

Cash and due from banks                               $   7,636    $   8,008
Federal Funds Sold                                            -        7,948
Investment Securities available for sale
  (amortized cost $39,140 June 30,1997;
    $31,373 December 31, 1996)                           39,262       31,345
Loans, net of allowance for credit losses
  $1,321 June 30,1997; $1,072 December 31,
  1996                                                  173,830      153,879
Bank premises and equipment                               5,994        4,583
Interest receivable                                       1,461        1,271
Other assets                                                883          705
                                                      _________    _________
          Total Assets                                $ 229,066    $ 207,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits, non-interest bearing                        $  26,959    $  26,003
Deposits, interest bearing                              179,461      163,468
                                                      _________    _________
          Total Deposits                                206,420      189,471

Short-term borrowings                                     2,287           71
Interest, taxes, and other liabilities                    1,872        1,722
Long-term debt                                            2,739        1,858
                                                      _________    _________
          Total Liabilities                             213,318      193,122

STOCKHOLDERS' EQUITY
Common Stock; $2.50 par value; 10,000,000
  shares authorized; 1,228,462 issued and
  outstanding at June 30, 1997; 1,221,788
  outstanding at December 31, 1996                        3,071        3,054
Surplus                                                   5,229        5,187
Undivided profits                                         7,368        6,394
Unrealized gains (losses) on securities
  available for sale, net of deferred taxes                  80          (18)
                                                      _________    _________
          Total Stockholders' Equity                     15,748       14,617
                                                      _________    _________
          Total Liabilities and
            Stockholders' Equity                      $ 229,066    $ 207,739
                                                      _________    _________

See accompanying notes to Consolidated Financial Statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________

                                            QUARTER ENDED   SIX MONTH PERIOD
                                               JUNE 30,      ENDED JUNE 30,
                                           ________________  ________________
                                             1997     1996     1997     1996
                                             ____     ____     ____     ____
INTEREST INCOME

Interest and fees on loans                 $ 3,945  $ 2,899  $ 7,578  $ 5,634
Interest on securities
  available for sale:
   Taxable                                     574      558    1,098    1,048
   Exempt from taxable income                    7        7       15       15
Interest on federal funds sold                  30       49      123      131
                                           _______  _______  _______  _______
          Total Interest Income              4,556    3,513    8,814    6,828

INTEREST EXPENSE

Interest on deposits                         2,432    1,871    4,731    3,679
Interest on short-term borrowings               51        8       87       17
Interest on federal funds purchased              6        0        6        0
                                           _______  _______  _______  _______
          Total Interest Expense             2,489    1,879    4,824    3,696
                                           _______  _______  _______  _______
          Net Interest Income                2,067    1,634    3,990    3,132
                                           _______  _______  _______  _______
Provision for loan losses                      249       65      390      135
                                           _______  _______  _______  _______
          Net Interest Income After
            Provision Loan Losses            1,818    1,569    3,600    2,997
                                           _______  _______  _______  _______
NON-INTEREST INCOME

Securities gains (losses), net                  11        0       (7)      23
Service charges on deposit accounts            130      116      255      207
Other fee income                                14       11       27       22
Other operating income                          39       31       79       61
                                           _______  _______  _______  _______
         Total Non-interest Income             194      158      354      313
                                           _______  _______  _______  _______
NON-INTEREST EXPENSE

Salaries and employee benefits                 697      611    1,358    1,178
Occupancy expense of bank premises             219      221      426      433
Other operating expenses                       358      268      686      548
                                           _______  _______  _______  _______
          Total Non-interest Expense         1,274    1,100    2,470    2,159
                                           _______  _______  _______  _______

See Acompanying Notes to Consolidated Financial Statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________



          Income Before Applicable
            Income Taxes                       738      627    1,484    1,151

Income tax expense                             261      216      510      377
                                           _______  _______  _______  _______

          Net Income                       $   477  $   411  $   974  $   774
                                           _______  _______  _______  _______
Net Income Per Share (weighted
  average basis)                           $   .39  $   .34  $   .79  $   .64
                                           _______  _______  _______  _______





































See Accompanying Notes to Consolidated Financial Statements

PART I. ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                     SIX MONTHS    SIX MONTHS
                                                     ENDED JUNE    ENDED JUNE
                                                      30, 1997      30, 1996
                                                      ________      ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $    974     $     774
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Provision for loan losses                           390           135
       Provision for deferred taxes                         21          (167)
       Deferred compensation expense                        32            31
       Other compensation expense                           42             -
       Depreciation                                        141           115
       Securities (gains) losses                             7           (23)
       Net amortization on securities                       83            59
       (Increase) decrease in interest receivable         (190)         (228)
       (Increase) decrease in other assets                (178)          215
       Increase (decrease) in interest, taxes
         and other liabilities                              45             5
                                                     _________     _________

       Net Cash Provided by Operating Activities         1,367           916
                                                     _________     _________
CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from sale of securities                       3,426         4,569
  Proceeds from maturity of securities                   3,297         3,319
  Purchase of securities                               (14,580)      (12,160)
  Net (increase) decrease in Federal funds sold          7,948         5,532
  Net (increase) in loans                              (20,341)      (17,555)
  Premises and equipment expenditures                   (1,552)          (72)
                                                     _________     _________
       Net Cash used in Investing Activities           (21,802)      (16,367)
                                                     _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in certificates of deposit               12,156         8,258
  Net increase in demand, savings, and other deposits    4,793         7,556
  Net increase (decrease) in short-term borrowings       2,216         1,240
  Net increase in long-term debt                           881             -
  Proceeds from issuance of common stock                    17             5
                                                     _________     _________
       Net Cash Provided by Financing Activities        20,063        17,059
                                                     _________     _________
Net Increase in Cash and Cash equivalents                 (372)        1,608

Cash and Cash Equivalents at Beginning of Year           8,008         5,618
                                                     _________     _________
Cash and Cash Equivalents at End of Quarter          $   7,636     $   7,226
                                                     _________     _________
See Accompanying notes to Consolidated Financial Statements

PART I.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                                   Unrealized
                                                                   Gain (Loss)
                                                                   Securities
                             Common                    Undivided    Available
                             Stock        Surplus       Profits      For Sale
                            _______       _______       _______      ________
Balance, 01/01/96           $ 3,044       $ 5,120       $ 4,630       $    18

Net Income                        -             -           774             -

Proceeds from sale
  of stock                        5             -             -             -

Stock Options
  Outstanding                     -            40             -             -

Unrealized gains
  (losses)                        -             -             -          (259)
                            _______       _______       _______       _______
Balance, 06/30/96           $ 3,049       $ 5,160       $ 5,404       $  (241)
                            _______       _______       _______       _______


Balance, 01/01/97           $ 3,054       $ 5,187       $ 6,394       $   (18)
Net Income                        -             -           974             -

Proceeds from sale
  of stock                       17             -             -             -

Stock Options
  Outstanding                     -            42             -             -

Unrealized gains
  (losses)                        -             -             -            98
                            _______       _______       _______       _______
Balance, 06/30/97           $ 3,071       $ 5,229       $ 7,368       $    80
                            _______       _______       _______       _______











See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(in thousands)
________________________________________________________________________________

Note 1.  -  General

The consolidated financial statements conform to generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements that have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1996 Annual Report to shareholders.

Note 2.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 follows:

                                     1997              1996
                                     ____              ____
Balance, January 1                  $ 1,072           $   908
Provision                               390               135
Recoveries                                7                 9
Charge-offs                             148               166
                                    _______           _______
Balance, June 30                    $ 1,321           $   886

Note 3. Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which requires the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of June 30, 1997.

                                               Combined
Entity                           Tier 1        Capital        Leverage
______                           ______        ________       ________
Highlands Bankshares, Inc.        9.60%          10.41%          6.96%

Highlands Union Bank              9.26%          10.07%          6.78%


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

     Results of Operations

Results of operations for the period ended June 30, 1997 reflected net income of $974 thousand, an increase of 25.84% over net income reported for the corresponding period in 1996. Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity from 11.42% for the six-month period in 1996 to 12.62% for the corresponding period in 1997.

Return on average assets at .87% remain unchanged from the comparable 1996 period. The increase in the return on average equity is the result of a higher net income for the 1997 second quarter over the corresponding 1996 second quarter.

Net interest income for the six months ended June 30, 1997 increased 27.40%, approximately $858 thousand over the comparable
1996 period. Average interest-earning assets increased approximately $45.90 million from June 30, 1996 to the current period while average interest-bearing liabilities increased $40.57 million during the same comparative period. The yield on average interest-earning assets decreased 22 basis points to 8.36% in 1997 as compared to 8.54% in 1996. The yield on average interest-bearing liabilities decreased 12 basis points to 5.37% in 1997 as compared to 5.49% in 1996.

Through the second quarter of 1997, provision for possible loan losses totaled $390 thousand, a $255 thousand increase from the corresponding period in 1996. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the second quarter of 1997 were $141 thousand compared with $157 thousand in 1996. Net charge-offs were .08% of total loans for the quarter ended June 30, 1997 as compared to
 .13% for the 1996 quarter end. Loan loss reserves increased 49.10% over June 30, 1996 to $1,321 thousand at June 30, 1997. Reserves as of June 30, 1997 represent .75% of total loans versus .67% at June 30, 1996.

     Financial Position

Total loans have increased from $131.3 million at June 30, 1996 to $175.2 million at June 30, 1997. The loan to deposit ratio has increased from 80.47% at June 30, 1996 to 84.85% at June 30, 1997. Loan demand continues at a high pace even with a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $823 thousand at June 30, 1997 or .47% of total loans, compared with $254 thousand at June 30, 1996.

Securities totaled $39.3 million (market value) at June 30, 1997 which reflects an increase of $3.2 million or 8.86% from the June 30, 1996 total of $36.1 million. The majority of this increase is in purchases of adjustable rate securities in order to match the current volatile rate environment. Securities, as of June 30, 1997 are comprised of U.S. Treasuries, approximately 7.63% of the total securities portfolio, obligations of the U.S. Government Agencies, approximately 87.15% of the total securities portfolio, municipal issues, approximately 2.46% of the securities portfolio,and equity securities, approximately 2.76% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1997 and 1996.

Total stockholder's equity of the Company was $15.8 million at June
30, 1997, representing an increase of $2.4 million or 17.79% over June 30, 1996. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($7.6 million at June 30, 1997), and investment securities available for sale ($39.3 million). Cash is immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

HIGHLANDS BANKSHARES, INC.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         (a)  N/A

         (b)  N/A

Item 3.  Defaults Upon Senior Securities

         (a)  N/A

         (b)  N/A

Item 4.  Submission of Matters to Vote of Security Holders

         (a)  The Annual Meeting of Stockholders was held on May 14, 1997.

         (b) The following directors were elected to serve a one-year term to the date of the 1998 Annual Meeting of Stockholders:

                                                     Votes        Votes
             Director's Name         Votes For      Against     Withheld
             _______________         _________      _______     ________

             James D. Morefield        897,628            0        2,188
             James D. Moore, Jr.       897,128          500        2,188
             J. Carter Lambert         897,628            0        2,188
             Clydes B. Kiser           897,628            0        2,188
             William E. Chaffin        897,628            0        2,188
             William J. Singleton      897,628            0        2,188
             Verne D. Kendrick         897,878          750        2,188
             Charles P. Olinger        897,628            0        2,188
             H. Ramsey White, Jr.      897,628            0        2,188

         (c)  N/A

         (d)  N/A

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  N/A

         (b)  N/A

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.





Highlands Bankshares, Inc.





Date: August 8, 1997                        /S/ Samuel L. Neese
                                            Samuel L. Neese
                                            Executive Vice President &
                                            Chief Executive Officer
                                            (Duly Authorized Officer)




Date: August 8, 1997                         /S/ James T. Riffe
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)