Form 10-Q
period 1997-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 1997-11-14
CIK 1008579

SECURITIES AND EXCHANGE C0MMISSION
                              WASHINGTON DC 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1997

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

                          Common Stock:  1,230,650





                          Highlands Bankshares, Inc.

                                 FORM 10-Q
                  For the Quarter Ended September 30, 1997

INDEX

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996.................... 3

          Consolidated Statements of Income
               for the Three and Nine Month Periods Ended
               September 30, 1997 and 1996..................................4

          Consolidated Statements of Cash Flows
               for the Nine Month Periods Ended
               September 30, 1997 and 1996..................................6

          Consolidated Statements of Changes in
                Stockholders' Equity for the Nine
                Month Periods Ended September 30, 1997 and 1996.............7

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations.......................................................8-10



PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings................................................11

 Item 2.  Changes in Securities............................................11

 Item 3.  Defaults Upon Senior Securities..................................11

 Item 4.  Submission of Matters to a Vote of
            Security Holders...............................................11

 Item 5.  Other Information................................................11

 Item 6.  Exhibits and Reports on Form 8-K.................................11

SIGNATURES................................................................ 12

EXHIBIT 27.  Financial Data Schedule.......................................13










PART 1.  ITEM 1. - FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                         ____          ____
ASSETS

Cash and due from banks                               $   8,131    $   8,008
Federal funds sold                                            -        7,948
Investment securities available for sale
  (amortized cost $41,748 September 30,1997;
    $31,373 December 31, 1996)                           41,947       31,345
Loans, net of allowance for credit losses
  $1,478 September 30,1997; $1,072 December 31,
  1996                                                  182,443      153,879
Bank premises and equipment                               6,518        4,583
Interest receivable                                       1,531        1,271
Other assets                                                969          705
                                                      _________    _________
          Total Assets                                $ 241,539    $ 207,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits, non-interest bearing                        $  27,474    $  26,003
Deposits, interest bearing                              188,291      163,468
                                                      _________    _________
          Total Deposits                                215,765      189,471

Short-term borrowings                                     5,662           71
Interest, taxes, and other liabilities                    2,104        1,722
Long-term debt                                            1,715        1,858
                                                      _________    _________
          Total Liabilities                             225,246      193,122

STOCKHOLDERS' EQUITY
Common Stock; $2.50 par value; 10,000,000
  shares authorized; 1,230,650 issued and
  outstanding at September 30, 1997; 1,221,788
  outstanding at December 31, 1996                        3,077        3,054
Surplus                                                   5,249        5,187
Undivided profits                                         7,836        6,394
Unrealized gains (losses) on securities
  available for sale, net of deferred taxes                 131          (18)
                                                      _________    _________
          Total Stockholders' Equity                     16,293       14,617
                                                      _________    _________
          Total Liabilities and
            Stockholders' Equity                      $ 241,539    $ 207,739
                                                      _________    _________


See accompanying notes to consolidated financial statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________

                                            QUARTER ENDED     NINE MONTH PERIOD
                                            SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                           ________________  ________________
                                             1997     1996     1997     1996
                                             ____     ____     ____     ____
INTEREST INCOME

Interest and fees on loans                 $ 4,265  $ 3,187  $11,843  $ 8,821
Interest on securities
  available for sale:
   Taxable                                     599      520    1,697    1,568
   Exempt from taxable income                    9        7       24       22
Interest on federal funds sold                  12        9      135      140
                                           _______  _______  _______  _______
          Total Interest Income              4,885    3,723   13,699   10,551

INTEREST EXPENSE

Interest on deposits                         2,584    1,936    7,315    5,615
Interest on short-term borrowings              108       40      201       57
                                           _______  _______  _______  _______
          Total Interest Expense             2,692    1,976    7,516    5,672
                                           _______  _______  _______  _______
          Net Interest Income                2,193    1,747    6,183    4,879

Provision for loan losses                      313       55      703      190
                                           _______  _______  _______  _______
          Net Interest Income After
            Provision Loan Losses            1,880    1,692    5,480    4,689
                                           _______  _______  _______  _______
NON-INTEREST INCOME

Securities gains (losses), net                   0        0       (7)      23
Service charges on deposit accounts            121      120      376      327
Other fee income                                27       25       54       47
Other operating income                         116       33      195       94
                                           _______  _______  _______  _______
         Total Non-interest Income             264      178      618      491
                                           _______  _______  _______  _______
NON-INTEREST EXPENSE

Salaries and employee benefits                 773      657    2,131    1,835
Occupancy expense of bank premises             288      216      714      649
Other operating expenses                       377      299    1,063      847
                                           _______  _______  _______  _______
          Total Non-interest Expense         1,438    1,172    3,908    3,331
                                           _______  _______  _______  _______



See accompanying notes to consolidated financial statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF INCOME, CONTINUED
(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________



          Income Before Applicable
            Income Taxes                       706      698    2,190    1,849

Income tax expense                             238      238      748      615
                                           _______  _______  _______  _______

          Net Income                       $   468  $   460  $ 1,442  $ 1,234
                                           _______  _______  _______  _______
Net Income Per Share (weighted
  average basis)                           $   .38  $   .38  $  1.17  $  1.01
                                           _______  _______  _______  _______






































See accompanying notes to consolidated financial statements

PART I. ITEM 1.  -  FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                    NINE MONTHS     NINE MONTHS
                                                 ENDED SEPTEMBER ENDED SEPTEMBER
                                                     30, 1997        30, 1996
                                                     ________        ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  1,442      $   1,234
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Provision for loan losses                           703            190
       Provision for deferred taxes                        (49)          (160)
       Deferred compensation expense                        32             53
       Depreciation                                        235            175
       Securities (gains) losses                             7            (23)
       Net amortization on securities                      163             96
       (Increase) decrease in interest receivable         (260)          (277)
       (Increase) decrease in other assets                (264)           178
       Increase (decrease) in interest, taxes
         and other liabilities                             382            121
                                                     _________      _________
       Net Cash Provided by Operating Activities         2,391          1,587
                                                     _________      _________
CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from sale of securities                       3,426          6,273
  Proceeds from maturity of securities                   5,866          5,988
  Purchase of securities                               (19,898)       (14,117)
  Net (increase) decrease in Federal funds sold          7,948          4,376
  Net (increase) in loans                              (29,267)       (28,560)
  Premises and equipment expenditures                   (2,170)          (196)
                                                     _________      _________
       Net Cash used in Investing Activities           (34,095)       (26,236)
                                                     _________      _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in certificates of deposit               20,648         14,497
  Net increase in demand, savings, and other deposits    5,646          8,969
  Net increase (decrease) in short-term borrowings       5,448          3,000
  Proceeds from issuance of common stock                    85             56
                                                     _________      _________
       Net Cash Provided by Financing Activities        31,827         26,522
                                                     _________      _________
Net Increase in Cash and Cash equivalents                  123          1,873
Cash and Cash Equivalents at Beginning of Year           8,008          5,618
                                                     _________      _________
Cash and Cash Equivalents at End of Quarter          $   8,131      $   7,491
                                                     _________      _________
Supplemental disclosures of cash flow information:
  Interest paid                                      $   7,516      $   5,672
                                                     _________      _________
  Taxes paid                                         $     748            615
                                                     _________      _________
See accompanying notes to consolidated financial statements

PART I.  ITEM 1. - FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                                   Unrealized
                                                                   Gain (Loss)
                                                                   Securities
                             Common                    Undivided    Available
                             Stock        Surplus       Profits      For Sale
                            _______       _______       _______      ________
Balance, 01/01/96           $ 3,044       $ 5,120       $ 4,630       $    18

Net income                        -             -         1,234             -

Proceeds from sale
  of stock                        9             -             -             -

Stock options
  outstanding                     -            47             -             -

Unrealized gains
  (losses)                        -             -             -          (192)
                            _______       _______       _______       _______
Balance, 09/30/96           $ 3,053       $ 5,167       $ 5,864       $  (174)
                            _______       _______       _______       _______


Balance, 01/01/97           $ 3,054       $ 5,187       $ 6,394       $   (18)

Net income                        -             -         1,442             -

Proceeds from sale
  of stock                       23             -             -             -

Stock options
  outstanding                     -            62             -             -

Unrealized gains
  (losses)                        -             -             -           149
                            _______       _______       _______       _______
Balance, 09/30/97           $ 3,077       $ 5,249       $ 7,836       $   131
                            _______       _______       _______       _______











See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
(in thousands)
________________________________________________________________________________

Note 1.  -  General

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Rule 10-01 of Rule 3-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments were of a normal recurring nature. Certain reclassifications have been amde to the prior periods financial statements to place them on a comparable basis with the current periods financial statements. Operating results are presented for the nine-month period ended September 30, 1997, and are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information refer to the financial statements and footnotes thereto included as Exhibit 13 to the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

Note 2.  -  Regulatory Capital Requirements

Regulators of the coporation and its subsidiary have implemented risk-based capital guidlines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and its subsidiary as of September 30, 1997.

                                                 Combined
Entity                            Tier 1         Capital          Leverage
______                            ______         _______          ________

Highlands Bankshares, Inc.         9.30%          10.15%             6.79%

Highlands Union Bank               8.96%           9.81%             6.62%

Note 3.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 follows:

                                     1997              1996
                                     ____              ____
Balance, January 1                  $ 1,072           $   908
Provision                               703               190
Recoveries                               14                40
Charge-offs                            (311)             (195)
                                    _______           _______
Balance, September 30               $ 1,478           $   943

PART 1.  ITEM 2.

     Management's Discussion and Analysis of Financial Condition and Results of Operations

Highlands Bankshares, Inc., the "Company," was formed December 31, 1995 to operate as a one-bank holding. The Company aquired 100% of the common stock of Highlands Union Bank, the "Bank," through this corporate restructure. The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

     Results of Operations

Results of operations for the nine-month period ended September 30, 1997 reflected net income of $3.9 million, an increase of 16.86% over net income reported for the corresponding period in 1996. Operating results of the Company when measured as a percentage of average equity reveals a decrease in returns on average equity from 12.34% for the nine-month period in 1996 to 12.27% for the corresponding period in 1997.

Return on average assets at .85% also reflects a decrease from .93% for the same period in 1996. Earnings per common share were $1.17, increasing from $1.01 for the same period in 1996.

Net interest income for the nine months ended September 30, 1997 increased 26.73%, approximately $1.3 million over the comparable
1996 period.  Average interest-earning assets increased approximately
$57.8 million from September 30, 1996 to the current period while average interest-bearing liabilities increased $43.4 million during the same comparative period. The yield on average interest-earning assets decreased 33 basis points to 8.21% in 1997 as compared to 8.54% in 1996. The yield on average interest-bearing liabilities increased 12 basis points to 5.26% in 1997 as compared to 5.14% in 1996. This increase in yield on interest-bearing liabilities is necessary to maintain depositors in order to continue funding its large loan demand.

The provision for possible loan losses for the nine-month period ended September 30, 1997 totaled $703 thousand, a $513 thousand increase from the corresponding period in 1996. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the nine-month period ended September 30, 1997 were $297 thousand compared with $155 thousand in 1996. Net charge-offs were .16% of total loans for the nine-months ended September 30, 1997 as compared to .10% for 1996.

Loan loss reserves increased 37.87% from December 31, 1996 to $1.48 million at September 30, 1997. Reserves as of September 30, 1997 represent .80% of total loans versus .66% at September 30, 1996.

     Financial Position

Total loans have increased from $142.3 million at September 30, 1996 to $183.9 million at September 30, 1997. The loan to deposit ratio has increased from 83.34% at September 30, 1996 to 85.24% at September 30, 1997. Loan demand continues at a high pace even with a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $942 thousand at September 30, 1997 or .51% of total loans, compared with $624 thousand, or .44% at September 30, 1996.

Securities totaled $41.9 million (market value) at September 30, 1997 which reflects an increase of $8.3 million or 24.68% from the September 30, 1996 total of $33.6 million. The majority of this increase is in purchases of adjustable rate securities in order to match the current volatile rate environment. Securities, as of September 30, 1997 are comprised of U.S. Treasuries, approximately 5.97% of the total securities portfolio, obligations of the U.S. Government and debt securities, approximately 89.18% of the total securities portfolio, municipal issues, approximately 2.25% of the securities portfolio, and equity securities, approximately 2.60% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1997 and 1996.

Total stockholders' equity of the Company was $16.3 million at September 30, 1997, representing an increase of $2.4 million or 17.13% over September 30, 1996. The fluctuations of market prices on available for sale securities causes some variations in the stockholders' equity.

The Company maintains a significant level of liquidity in the form of cash and cash balances ($8.1 million at September 30, 1997), and investment securities available for sale ($41.9 million). Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities are available for conversion to liquid funds in the event of extraordinary needs.

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





Highlands Bankshares, Inc.





Date:  November 13, 1997                    /S/ Samuel L. Neese
                                            Samuel L. Neese
                                            Executive Vice President &
                                            Chief Executive Officer
                                            (Duly Authorized Officer)




Date:  November 13, 1997                     /S/ James T. Riffe
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)