Form 10-K
period 1997-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 1998-03-30
CIK 1008579

Securities and Exchange Commission
                   Washington, D.C.  20549


                          FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year ended:               Commission File Number:
    December 31, 1997                           430893107


                 Highlands Bankshares, Inc.
   (Exact name of registrant as specified in its charter)


Virginia                                     54-1796693
________                                     __________
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification Number)

340 West Main Street
Abingdon, Virginia                           24210-1128
____________________                         __________
(Address of principal                        (Zip Code)
executive offices)

Registrant's telephone number, including area code:  (540)628-9181


 Securities registered pursuant to Section 12(b) of the Act:
                         Not Applicable
                         ______________

 Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, $2.50 par value
                _____________________________
                      (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_No___

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K (Section 229.405 of
this chapter) is not contained herein, and will not be
contained, to the best of registrant's knowledge, in
definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

As of December 31, 1997, there were 1,232,250 shares of Common Stock outstanding.

             Documents Incorporated by Reference


List hereunder the following documents if incorporated by reference and the Part of Form 10-K into which the documents are incorporated:

(1) Part II incorporates information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

(2) Part III incorporates by reference from the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 13, 1998.

(3) Part IV incorporates by reference from: (i) the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, and (ii) the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 13, 1998.

The exhibit index is located on page 26.

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

     At December 31, 1997, the Corporation had total assets of $258,236,000, deposits of $236,646,000, and net worth of
$16,802,000.

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

     The Bank is a member of the Federal Deposit Insurance
Corporation ("FDIC"), and it's deposit accounts are insured up to $100,000 as applied by FDIC guidelines. The Bank is also a member of the Federal Reserve System, as such, the Bank and the Corporation are subject to the supervision, regulation and examination of the Federal Reserve. As a Virginia state chartered bank, the Bank is also subject to supervision, regulation and examination by the Virginia
State Corporation Commission.

     The Corporation's only direct subsidiary is the Bank as of December 31, 1997. The Corporation's only material assets as of this date are it's building and land, the net book value of which is approximately $1.3 million, located at 266 West Plumb Alley, Abingdon, Virginia, and the stock of the Bank. The Corporation's only material liability is the note payable on this commercial building, approximately $828,000, which is secured by a first deed of trust.

     The Corporation operates five full service offices and one express facility throughout Washington County, Virginia and the City of Bristol, Virginia, and Marion, Virginia.

     The results of operations for the fiscal years ended
December 31, 1997, 1996, and 1995 ("fiscal year 1997",
"fiscal year 1996" and "fiscal year 1995", respectively) reflect the Corporation's strategies of expanding its community banking operations.

     See "Management's Discussion and Analysis" of operations and financial condition, included as part of the Annual Report to Stockholders, for a detailed discussion of certain aspects of the Corporation's business.

                     Lending Activities

Residential Mortgage Lending

     The Corporation's lending policy is generally to lend up to 80% of the appraised value of residential property.
The Corporation lends up to 95% of the appraised value with the normal requirement
<PAGE 3>

of insurance from private mortgage insurance companies. This insurance normally covers amounts in excess of 80% loan to value up to 95%.
     The in-house residential mortgages are comprised of primarily one, three and five year adjustable rate mortgages and a relatively small number of 15 year fixed rate mortgages. Adjustable rate mortgages are indexed to 275 basis points over the average yield on United States
Treasury securities adjusted to a constant maturity of one, three or five years. An adjustment limitation (increase or decrease) of 4% over the life of the loan is included in the one, three and five year adjustable rate mortgages.
     The corporation's existing loan contracts generally provide for repayment of residential mortgage loans over periods ranging from 15 to 30 years. However, such loans normally have remained outstanding for much shorter periods of time as borrowers refinance or prepay their loans through the sale of their homes.
     Most of the Corporation's residential mortgage loans have "due on sale" clauses which allows the creditor the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property. Most of the Corporation's residential mortgage loans are not assumable.
     Mortgage loans exceeding $450,000 but less than $750,000 must be approved by the loan committee of the Board of Directors. Mortgage loans in excess of $750,000 must be approved by the Board of Directors.
     All of the Corporation's mortgage lending is subject to loan origination procedures established by the Board of Directors. Most originations require a property valuation by state licensed appraisers, for a fee, approved by the Board of Directors. Loan applications are obtained to determine the borrowers ability to repay. Significant items are verified through the use of credit reports, financial statements, etc.
     It is generally the Corporation's policy to require title insurance on first mortgage loans in excess of $100,000 (lower where deemed necessary). It is also the Bank's general policy to require an attorney's opinion statement on all first mortgage deeds of trust. Fire and casualty insurance (extended coverage) is generally required on all property serving as security for these loans. Hazard insurance and flood insurance (where required) is generally provided by customers prior to closing of the loan. The borrower is generally responsible for paying insurance premiums and real estate taxes.
     Federal regulations allow the Corporation to originate loans on real estate within the State of Virginia, and within limits, to originate and purchase loans or loan participations secured by real estate located in any part of the United States. During fiscal year 1997 the Corporation's primary lending area was Washington County, Virginia and the City of Bristol, Virginia.
     Residential loan originations come from many sources.
Some of these sources include existing customers, walk-in applications, referrals from real estate brokers and others.
     Federal regulation limits loans to one borrower to a maximum of 15% of unimpaired capital and unimpaired surplus of the Bank.
     The Corporation receives fees in addition to interest in connection with real estate loan originations, loan modifications, late payments, etc. Income from these activities varies from period to period depending on the volume and type of loan made. Although not a significant portion of the Corporation's income, late charges are received when monthly payments are delinquent but are later paid.
     The Corporation also offers secondary market fixed rate mortgages with terms up to 30 years and up to 95% loan to value. These loans and servicing rights generally sold immediately into the secondary market and fees received booked into income. These loans must meet certain criteria generally set by the secondary market and are not a significant portion of the Bank's residential mortgage activity.
     Residential mortgages made up approximately 31.17% of the loan portfolio as of December 31, 1997.

Construction and Commercial Real Estate Lending

     The Corporation generally makes construction loans for periods up to one year on residential and commercial real estate property. These loans are for interim financing and are either paid off or converted to permanent financing when completed. At December 31, 1997 outstanding construction loans (net of undisbursed funds) totaled $3,716,000. These loans are generally made at 80% or less of appraised value at completion. Funds are advanced as the project is completed after an inspection by a staff inspector or the appraiser as deemed appropriate. These loans are made based on established corporate underwriting standards. Most of these construction loans are one to four family dwellings. The Corporation generally charges a 1% origination fee on these construction loans in addition to applicable interest.
     Loans on commercial properties, multi-family dwellings, and apartment buildings are typically made at 75% to 80% of the appraised value. These loans totaled $40,394,000 or 21.23% of total loans held for investment at December 31, 1997.

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

Consumer lending

     The Corporation offers other types of loans in addition to real estate mortgage and construction loans. Consumer loans of many types are offered by the Corporation. Some of these loans are loans to purchase automobiles, boats, recreational vehicles and manufactured housing, as well as other secured and unsecured consumer loans. The Corporation further makes loans secured by savings accounts at 2% above the rate of the savings instrument. The terms generally do not exceed ten years for manufactured housing loans and five years on other consumer loans. Outstanding consumer loans at December 31, 1997 were $59,653,000.

Commercial and agriculture non-real estate loans

     The Corporation also makes commercial (including agriculture) non-real estate loans. These loans in general have higher risk associated with them than real estate loans. They are generally secured by inventory, equipment, accounts receivable, etc., or unsecured in some cases backed by appropriate financial condition as per the underwriting standards of the Corporation. Agriculture loans are generally secured by machinery, equipment, other miscellaneous assets or unsecured in keeping with the underwriting standards of the Corporation. The timely pay back is dependent upon the successful operation of the business or farm. The outstanding balance of non-real estate commercial loans was $24,395,000 at December 31, 1997 and the outstanding balance of non-real estate agriculture loans was $865,000 at December 31, 1997.

                         Investments

Investment Securities

     The Corporation invests in mortgage-backed securities, agency notes and bonds, collateralized mortgage obligations
(CMO's), municipal bonds, equity securities and United
States Treasury Notes.

     A substantial portion of the mortgage-backed security portfolio consists of securities that are either insured or guaranteed by FHLMC, FNMA or GNMA. Guaranteed securities are more liquid than individual mortgage loans. At December 31, 1997 the Corporation's mortgage-backed securities portfolio had a carrying value of $36,424,000 or 14.10% of total assets compared to $24,494,000 or 11.79% of total assets at December 31, 1996. Amortized costs of mortgage-backed securities were $36,299,000 at December 31, 1997 and $24,499,000 for the comparable 1996 period. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.

     The Corporation also holds investments in CMO's with a market value at December 31, 1997 of $480,000 and amortized cost of $476,000 compared to a market value of $498,000 and amortized cost of $506,000 at December 31, 1996.

     The Corporation carried at fair value, $1,503,000 and $999,000 in United States Treasury Notes at December 31, 1997 and 1996 respectively. These investments represented approximately 0.58% and 0.48% of total assets at those dates.

     The Corporation had $1,486,000 and $3,642,000 in United States Government-sponsored Agency Obligations at December 31, 1997 and 1996 respectively. These investments represent approximately 0.57% and 1.75% of total assets at those dates.

     The Corporation holds the following equity investments:
Federal Reserve Bank Stock of $248,150 and $246,000 as of December 31, 1997 and 1996 respectively; Federal Home Loan Bank Stock of $781,000 and $560,000 for the same dates as above; and Community Bankers' Bank Stock of $54,750 and $54,750 for the same dates as above.

     The Corporation also holds investments in municipal bonds of $972,000 and $1,031,000 as of December 31, 1997 and 1996 respectively. These investments represented approximately 0.38% and 0.50% of total assets at those dates.

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

Deposit Activities

     The Corporation, in its continuing effort to remain a competitive force in its markets, offers a wide variety of deposit services, with varied maturities, minimum-balance requirements and market-sensitive interest rates that are attractive to all types of depositors. The Corporation's deposit products include checking accounts, passbook savings accounts, money market deposit accounts, negotiable orders of withdrawal accounts, individual retirement accounts and certificates of deposit accounts. The Corporation is able to offer a broad array of products that are consistent with current Federal Reserve regulations, and as a major result, the Corporation's deposit portfolio is, for the most part, sensitive to general market fluctuations.

The following table sets forth the various types of accounts offered by the Corporation at December 31, 1997:

                         Weighted
                         Average           Minimum     Amount
                         Interest          Balance       In       % of
Type of Account            Rate    Term    Deposit    Thousands  Total
_______________          ________  ____   ________    _________  _____
Checking Account           0.00%   none   $ 100.00    $ 30,930   13.07%
Interest Checking          3.57    none     100.00       9,704    4.10
Passbook Accounts          4.00    none      25.00      26,808   11.33
Money Market
    Deposit Accounts       3.74    none     500.00       5,361    2.26
Christmas Club Accts       4.00    none       5.00          17    0.01
Individual Retirement
    Accounts               6.56  various    500.00      22,898    9.68
Certificates of Deposit
    Accounts               6.06  various    500.00     140,928   59.55
                                                      ________  ______
Totals                                                $236,646  100.00%
                                                      ________  ______

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

     The following table sets forth information relating to the Corporation's deposits flows during the years indicated.

                                        Years Ended December 31
                                    ______________________________

(In Thousands)                         1997      1996       1995
______________                         ____      ____       ____
Increase (decrease) in deposits
  before interest credited          $ 38,967   $ 35,813   $ 25,086
Interest credited                      8,208      6,331      4,927
                                    ________   ________   ________
Net increase in deposits              47,175     42,144     30,013
                                    ________   ________   ________
Total deposits at year end          $236,646   $189,471   $147,327
                                    ________   ________   ________

Borrowings

     The Corporation may obtain advances from the FHLB upon the security of the capital stock it owns in the bank and certain of its home mortgage loans provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities and the FHLB prescribes the acceptable uses to which the advances pursuant to each program may be used, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the Corporation's net worth or on the FHLB's assessment of the Corporation's creditworthiness.
The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

     The Bank also has established credit arrangements with several of it's correspondent banks. At December 31, 1997 the Bank had approximately $50,886,000 of unused lines of credit, including FHLB unused lines of credit, to fund any necessary cash requirements.

     The following table sets forth certain information as to the Corporation's advances and other borrowings at the dates indicated. See Notes 8 and 10 to the Consolidated
Financial Statements, included as part of the Annual Report to Stockholders, for information as to rates, maturities, average balances and maximum amounts outstanding.

                                         December 31
                                   ________________________
(In Thousands)                      1997     1996     1995
__________________                  ____     ____     ____
Advances from FHLB                 $1,786   $1,929   $1,000
Other borrowings                      828        -        -
                                   ______   ______   ______
          Total borrowings         $2,614   $1,929   $1,000
                                   ______   ______   ______

Employees

     The Corporation at December 31, 1997, had 126 full time employees. None of these employees are represented by a collective agent, and the Corporation believes its employee relations are excellent.

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

     FDICIA requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. If an insured institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan to its federal regulatory agency specifying the steps it will take to correct the deficiency.

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

     The Bank met the requirements at December 31, 1997 to be classified as "adequately capitalized". This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Corporation's overall financial condition.

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

     An undercapitalized institution may not branch, acquire an interest in another business or institution or enter a new line of business unless its capital plan has been accepted and its principal federal regulator approves the proposed action.

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

     In addition, regulators were required to draft a new set of non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels, effective December 1, 1993. The legislation also requires regulators to perform annual on-site bank examinations, place limits on real estate lending by banks and tightens auditing requirements.

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

Other

     For federal income tax purposes, the Corporation reports its income and expenses on the accrual basis method of accounting and uses a year ending December 31 for filing its income tax returns. The Corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years.

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


Distribution of Assets, Liabilities and Shareholders'Equity; Interest
 Rates and Interest Differential

                              Year Ended December 31,
        __________________________________________________________________
                  1997                 1996                 1995
        _____________________ _____________________ ______________________
                                (Dollars in Thousands)

        Average         Yield/Average         Yield/Average         Yield/
        Balance Interest Rate Balance Interest Rate Balance Interest Rate
        _______ ________ ____ _______ ________ ____ _______ ________ ____
     Assets
Interest
 earning
 assets
 (taxable-
 equivalent
 basis <F1>:

Loans (net
 of unearned
 discount
 <F2>   $175,542 $16,203 9.23% $131,449 $12,310 9.36% $102,216 $ 9,590 9.38%
Securities
<F3>      38,158   2,363 6.19    34,350   2,082 6.06    30,079   1,793 5.96
Federal funds
 sold      3,244     169 5.20     3,822     204 5.33     3,686     202 5.48
        ________ _______ ____  ________ _______ ____  ________ _______ ____
Total
 interest-
 earning
 assets
        $216,944 $18,735 8.64% $169,621 $14,596 8.61% $135,981 $11,585 8.52%
        ________ _______ ____  ________ _______ ____  ________ _______ ____
Liabilities
Interest-
 bearing
 liabilities:

Demand,
 savings &
 time
 dep.  $181,846 $10,099 5.55% $142,331 $ 7,714 5.42% $113,215 $ 6,086 5.37%
Other
 interest-
 bearing
 liabilities
          3,366     222 6.59     1,803     108 5.99     1,198      75 6.26
       ________ _______ ____  ________ _______ ____  ________ _______ ____
Total
interest-
bearing
liabilities
       $185,212 $10,321 5.57% $144,134 $ 7,822 5.43% $114,413 $ 6,161 5.38%
       ________ _______ ____  ________ _______ ____  ________ _______ ____
Net interest
 income         $ 8,414                $ 6,774                $ 5,424
Net margin on
 int. earning
 assets on a
 tax equivalent
 basis                  3.88%                  3.99%                  3.99%
Average
interest
spread                  3.07%                  3.18                   3.14%

________________________
<F1>  Tax equivalent adjustments (using 34% federal tax
  rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
<F2>  For the purposes of these computations, non-accruing
  loans are included in the daily average loan amounts outstanding.
<F3>  The yield on securities classified as available for
  sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by FAS 115

     As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities. The following table attributes changes in net interest income either to changes in average volume or to average rates. Changes in interest due to both rate and volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                         1997 Compared to 1996           1996 Compared to 1995
                   _______________________________ _____________________________
                    Increase   Increase            Increase   Increase
                   (decrease) (decrease)          (decrease) (decrease)
                     due to     due to      Net      due to     due to     Net
Increase (Decrease) change in  change in increase  change in  change in increase
 in                  volume      rate    (decrease)  volume      rate (decrease)
___________________  ______      ____    __________  ______      ____  ________
INTEREST INCOME
Securities          $   278   $     3    $   281    $   288   $     1   $   289
Federal funds sold      (36)        1        (35)         7        (5)        2
Loans                 3,905       (12)     3,893      2,742       (22)    2,720
                    _______   _______    _______    _______   _______   _______
Total income change $ 4,147   $    (8)   $ 4,139    $ 3,037   $   (26)  $ 3,011
                    _______   _______    _______    _______   _______   _______

INTEREST EXPENSE
Savings and time
 deposits           $ 2,377   $     8    $ 2,385    $ 1,566   $    62   $ 1,628
Other interest-bearing
   liabilities          113         1        114         38        (5)       33
                    _______   _______    _______    _______   _______   _______
Total Expense
 Change             $ 2,490   $     9    $ 2,499    $ 1,604   $    57   $ 1,661
                    _______   _______    _______    _______   _______   _______
Increase (Decrease) in
  Net Interest
   Income           $ 1,657    $   (17)  $ 1,640    $ 1,433   $   (83)  $ 1,350
                    _______    _______   _______    _______    _______  _______

Investment Portfolio

The following table presents the maturity distribution, market value, book value and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 1997.

(Dollars in Thousands)

                                   Five
                         One Year  Years
                  Within Through  Through After Ten           Total
                  One     Five      Ten      Ten              Book     Market
                  Year    Years    Years    Years    Yield    Value    Value
                  ____    _____    _____    _____    _____    _____    _____
U.S.T.N.'s      $   499  $ 1,004  $     -  $     -    5.90%  $ 1,493  $ 1,503
U.S. Gov Agency     799    4,014    2,168   31,409    6.33    38,275   38,390
State & Muni's        -      305      667        -    7.21       939      972
Other                 -        -        -    1,098    6.64     1,098    1,098
                _______  _______  _______  _______    ____   _______  _______
    TOTAL       $ 1,298  $ 5,323  $ 2,835  $32,507    6.19   $41,805  $41,963
                _______  _______  _______  _______    ____   _______  _______

Loan Portfolio

     The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31, 1997 for each of the past three years:

                                    December 31,
                              (Dollars in thousands)

                   1997                1996               1995
            ___________________ ___________________ ___________________
Description  Amount  Percentage  Amount  Percentage  Amount  Percentage
___________  ______  __________  ______  __________  ______  __________
Commercial  $ 24,395   12.71%   $ 20,365    13.14%  $ 12,699   11.17%
Real Estate  104,818   54.59     101,491    65.50     76,516   67.27
Consumer      59,653   31.07      30,128    19.44     21,785   19.15
Other          3,139    1.63       2,967     1.92      2,743    2.41
            ________  ______    ________   ______   ________  ______
  Total     $192,005  100.00%   $154,951   100.00%  $113,743  100.00%
            ________  ______    ________   ______   ________  ______

     The following table shows the maturity or next repricing opportunity of loans outstanding as of December 31, 1997. Also provided are the amounts due after one year classified according to the sensitivity to changes in interest rates. Fixed rate loans are classified based upon the period in which the final payment is due. Floating rate loans are classified based on next repricing date.

                                December 31, 1997

                             (Dollars in Thousands)

                 Within One       After One But     After Five
                    Year        Within Five Years      Years
              _________________ ________________ _________________
               Fixed   Floating  Fixed  Floating  Fixed   Floating
                Rate     Rate     Rate    Rate     Rate     Rate     Total
                ____     ____     ____    ____     ____     ____     _____
Commercial    $ 4,347  $ 7,861  $11,592  $     - $   595  $      -  $ 24,395
Real Estate    10,265   32,547   29,947   15,656  16,403         -   104,818
Consumer        3,999    1,100   53,772        -     782         -    59,653
Other             925      783    1,336        -      95         -     3,139
              _______  _______  _______  _______  _______  _______  ________
Total         $19,536  $42,291  $96,647  $15,656  $17,875  $     -  $192,005
              _______  _______  _______  _______  _______  _______  ________

Non-performing loans

     The loan portfolio of the Bank is reviewed regularly by senior officers to evaluate loan performance. The frequency of the review is based on a rating of credit worthiness of the borrower utilizing various factors such as net worth, credit history, customer relationship, etc. The evaluations emphasize different factors depending upon the type of loan involved. The commercial and real estate type loans are reviewed on the basis of estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.
     Management review of commercial and other loans may result in a determination that a loan should be placed on a non-accrual of interest basis. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full collectability of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.
     The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. As of the three periods ended December 31, 1997, 1996 and 1995, non-accrual loans amounted to $888,000, $99,000 and $235,000, respectively. Interest income lost on non-accruing loans was approximately $71,000, $6,000, and $12,000 for December 31, 1997, 1996, and 1995 respectively.

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

     The following table presents the Corporation's loan loss experience for the past three years:

                                  Years Ended December 31,
                                   (Dollars in Thousands)

                                1997       1996        1995
                                ____       ____        ____
Allowance for loan losses at
   beginning of year        $   1,072   $     908   $     836

Loans charged off:
  Commercial                       42         170          19
  Real Estate                       -           -         122
  Consumer                        470          85          47
  Other                             -           -           -
                            _________   _________   _________
     Total                  $     512   $     255   $     188
                            _________   _________   _________
Recoveries of loans
  previously charged off:
  Commercial                $       6          32           -
  Real Estate                       -           -         106
  Consumer                         68          13          11
  Other                             -           -           -
                            _________   _________   _________
     Total                  $      74   $      45   $     117
                            _________   _________   _________

Net loans charged off       $     438   $     210   $      71
Provision for loan losses       1,002         374         143
                            _________   _________   _________
Allowance for loan losses
 end of year                $   1,636   $   1,072   $     908
                            _________   _________   _________
Average total loans
 (net of unearned income)   $ 175,542   $ 131,449   $ 102,216
Total loans (net of
 unearned income) at
 year-end                   $ 192,005   $ 154,951   $ 113,743

Ratio of net charge-offs
 to average loans               0.249%      0.160%      0.069%
Ratio of provision for
 loan losses to average loans   0.571%      0.285%      0.140%
Ratio of provision for loan
 losses to net charge-off     228.770%    178.100%    201.410%
Allowance for loan losses
 to year-end loans              0.852%      0.692%      0.798%

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses as of December 31, 1997:

                    Year Ended December 31, 1997

                  Percent of Loans on each category

                       (Dollars in Thousands)

                   Allowance  Percentage Percentage
                      for      of Total      of
                   Loan Loss  Loan Loss  Total Loans
                   _________  _________  ___________
Commercial         $   540      33.01%      12.71%
Real Estate            167      10.21       54.59
Consumer               882      53.91       31.07
Other                    6       0.36        1.63
Unallocated             41       2.51        0.00
                   _______     ______      ______
   Total           $ 1,636     100.00%     100.00
                   _______     ______      ______

Deposits

The following table provides a breakdown of deposits at December 31 for the years indicated is as follows:

                               December 31,
                          (Dollars in Thousands)

                       1997        1996        1995
                       ____        ____        ____
Non-interest bearing
demand deposits     $  30,930   $  26,002   $  20,303
Interest bearing
 demand deposits       15,065      13,379      11,665
Savings deposits       26,808      21,930      17,010
Time deposits         163,843     128,160      98,349
                    _________   _________   _________
   Total Deposits   $ 236,646   $ 189,471   $ 147,327
                    _________   _________   _________

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                  Year Ended December 31,
                                   (Dollars in Thousands)

                           1997              1996              1995
                           ____              ____              ____

                       Amount   Rate     Amount   Rate     Amount   Rate
                       ______   ____     ______   ____     ______   ____
Non-interest bearing
 demand deposits     $  28,177  0.00%  $  22,566  0.00%  $  17,337  0.00%
Interest-bearing
 demand deposits        14,029  3.58      12,566  3.60      11,294  3.64
Savings deposits        24,600  4.00      20,516  4.01      16,950  4.48
Time deposits          143,217  6.01     109,249  5.89      84,971  5.89
                     _________         _________         _________
    Total            $ 210,023         $ 164,897         $ 130,552
                     _________         _________         _________

The remaining maturities of time deposits at December 31, 1997 are as follows (in thousands) :

Maturity

3 months or less....................................$  33,135
Over 3 through 12 months............................   84,993
Over 12 months......................................   45,715
                                                    _________
     Total                                          $ 163,843
                                                    _________

Interest Rate Sensitivity Analysis

The following table provides the maturities of investment securities, loans, and deposits as of December 31, 1997, and measures the interest rate sensitivity gap for each range of maturity indicated: The amounts below also reflect various prepayment assumptions.

                                    December 31 1997
                                 (Dollars in Thousands)
                                        Maturing

                                      After One
                                         But
                           Within One   Within   After Five
                              Year    Five Years   Years      Total
                              ____    __________   _____      _____
Assets
Interest-bearing
  Investment Securities    $  30,030  $   7,493  $   4,440  $  41,963
  Fed Funds Sold               7,213          -          -      7,213
  Loans                       61,825    110,669     17,875    190,369
Noninterest-bearing
  Other Assets                 7,384          -     11,307     18,691
                           _________  _________  _________  _________
Total Assets               $ 106,452  $ 118,162  $  33,622  $ 258,236
                           _________  _________  _________  _________

LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing
  All Interest-
   bearing Deposits        $ 134,384  $  71,332  $       -  $ 205,716
  Other interest-bearing
   Liabilities                   143          -      1,643      1,786
Noninterest-bearing
  Demand Deposits
   Non-interest               21,158      9,772          -     30,930
  Other Liabilities                -        828      2,174      3,002
  Shareholders' Equity             -          -     16,802     16,802
                           _________  _________  _________  _________
Total Liabilities
 and Shareholders'
 Equity                    $ 155,685  $  81,932  $  20,619  $ 258,236
                           _________  _________  _________  _________

Interest Rate
 Sensitivity GAP           $ (49,233) $  36,230  $  13,003  $       -


Return on Equity and Assets

The following table highlights certain ratios for the periods indicated:

                                              Year Ended December 31,
                                                   (Percentage)

                                       1997           1996           1995
                                       ____           ____           ____
Net income to:
  Average total assets                  0.84           0.97          1.00
  Average shareholders' equity         12.53          13.01         12.45

Dividend payout ratio
 (dividends declared per share
 divided by net income per share)       0.00           0.00          0.00

Average shareholders'equity to
 average total assets ratio             6.73           7.46          8.05

Item 2. Properties

     The Corporation's and the Bank's main offices are located at 340 West Main Street, Abingdon, Virginia. The main office is a two story brick structure owned by the Bank. The Bank utilizes the entire structure for it's banking operations. The Bank maintains a separate drive-thru facility which has five customer service lanes and is located on the main office property. The main office opened for operations in 1985. In addition, the Bank also has two branch locations within Washington County, Virginia. The
East Abingdon branch is a one story brick facility located at 24412 Maringo Road which operates as a full service facility. This branch was completed and opened for operations in 1993.The West Abingdon Express branch is a one-story brick express facility which operates with four drive-thru customer service lanes and a walk-up window. This is a limited service facility. The West Abingdon Express branch was completed and opened for operations in 1994 and is located at Exit 14 I-81, Jonesboro Road, Abingdon, Virginia. The Bank also has two full service branch locations within the City of Bristol, Virginia. The East Bristol office is located at 999 Old Airport Road, Bristol, Virginia. This is a two-story brick facility with interior customer loan and deposit areas as well as a four lane drive-thru facility. This office was completed and opened for operations in 1988. The Commonwealth office is located at 821 Commonwealth Avenue, Bristol, Virginia. This is a two story block building with interior full service customer facilities and a four lane drive thru facility. This office was completed and opened for operations in 1995. All of the Bank's locations have ATM's on premises. All properties are owned by the Bank and are free of liens.

     The Corporation acquired a commercial building during
1997 which is located at 266 West Plumb Alley , Abingdon, Virginia. The building is a two-story concrete structure which was originally constructed by another bank for use as
an operations center.  The Corporation assumed the leases of
the building's current tenants.   The second floor of the
structure is leased to third parties. During 1997, the Corporation entered into a leasing arrangement with it's subsidiary to lease the first floor to be used for its operations center. Currently the bookkeeping, proof, accounting, shareholder's services, human resources, internal audit and training departments are located there.
The Corporation has provided as security a first deed of trust on this building for the related $828,000 debt owed at December
31, 1997. The Bank constructed a two-story brick building located at 1425 North Main Street, Marion, Virginia during 1997. This building was placed in service during 1997 and is operational as a full-service branch of the Bank. This Branch building is free of all liens. The Bank also acquired another piece of real estate located on North Main Street, Marion, Virginia which is being developed to house a drive-up ATM. The ATM had not been placed in service as of December 31, 1997.
This property is also free of all liens.

Item 3. Legal Proceedings

     The Corporation is not involved in any pending legal proceedings, other than non-material legal proceedings undertaken in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

Part II.

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

     There is no established trading market for the stock of Highlands Bankshares, Inc.. At December 31, 1997 the Corporation has approximately 966 stockholders of record. The Corporation acts as it's own registered Stock Transfer Agent, without charging a transfer fee, ensuring that all applicable federal guidelines relating to stock transfers are enforced. The Corporation maintains a list of individuals who are interested in purchasing it's common stock and connects these people with stockholders' who are interested in selling their stock. These parties negotiate the per share price independent of the Corporation. The stock transfer agent of the Corporation attempts to keep a record of what the stock sales are trading at by asking the
parties about the trade price per share.   Please refer to
the table below entitled Common Stock Performance for a breakdown of the trades for the four quarters of 1997. It is the opinion of management that this range accurately reflects the market value of the Corporation's common stock at the present time.

               Common Stock Performance-December 31 1997

                                       Quarterly
                       High     Low     Average
                       ____     ___     _______
First Quarter         $25.00   $22.00   $23.00

Second Quarter        $23.50   $22.00   $23.06

Third Quarter         $25.50   $23.00   $24.38

Fourth Quarter        $27.00   $23.00   $25.92

     The Corporation's and the Bank's Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition and capital requirements and upon general business conditions. The Corporation's only source of funds for cash dividends will be dividends paid to the Corporation by the Bank, which is subject to regulatory restrictions. During 1996 the Bank declared and paid cash dividends of $500,000 to the Corporation for operating costs. The Corporation did not declare or pay any cash dividends during 1997.

     At December 31, 1997, there were approximately 966 holders of the Corporation's common stock (based on the number of record holders as of that date).

Item 6. Selected Financial Data

     The following table sets forth certain selected consolidated financial data for the past five years.

                                           Years Ended December 31,
                                (Dollars in thousands, except per share data)


                              1997      1996        1995        1994        1993
                              ____      ____        ____        ____        ____
Income Statement Amounts:

  Gross interest income   $  18,735  $  14,596  $  11,585  $   8,425   $   6,433
  Gross interest expense     10,321      7,822      6,161      3,985       3,064
  Net interest income         8,414      6,774      5,424      4,440       3,369
  Provision for possible
   Loan losses                1,002        374        143        120         150
  Net interest income after
    provision                 7,412      6,400      5,281      4,320       3,219
  Other operating income        888        660        488        425         395
  Other operating expense     5,382      4,439      3,541      3,004       2,264
  Income before income
    taxes and other items     2,918      2,621      2,228      1,741       1,350
  Income taxes                  966        857        779        581         442
  Income before cumulative
    effect of change in
    accounting principles     1,952      1,764      1,449      1,160         908
  Cumulative effect of
    change in accounting
    principles                    -          -          -          -           -
  Net income              $   1,952  $   1,764  $   1,449  $   1,160   $     908

Per Share Data <F1>:

  Net income per share    $    1.59   $    1.45   $    1.19 $    0.96  $    0.98
  Cash dividends per share        -           -           -         -          -
  Book value (at year end)    13.64       11.97       10.52      8.43       8.33

Balance Sheet Amounts (at
  year-end):

  Total assets            $ 258,236   $ 207,739   $ 162,543 $ 128,749  $ 105,520
  Total loans (net of
    unearned income)        192,005     154,951     113,743    93,738     67,212
  Total deposits            236,646     189,471     147,327   117,314     94,853
  Long-term debt              2,614       1,929           -         -          -
  Total equity               16,802      14,617      12,812    10,243     10,042

_______________________
<F1> Adjusted for 1995 two-for-one stock split, 1992 25% stock dividend and 1990 20% stock dividend.

Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference from pages 5 to 9 of the Annual Report to Stockholders for the fiscal year ended December 31, 1997.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required herein are incorporated by reference from pages F-1 to F-23 of the Annual Report to Stockholders for the fiscal year ended December 31,1997.

Item 9. Changes in Accountants and Disagreements with
Accountants on Accounting and Financial Disclosure

     None.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference to "The Board of Directors", "Executive Officers
Who Are Not Directors", "Security Ownership of Certain
Beneficial Owners" and "Compliance With Filing Requirements
Under the Securities Exchange Act of 1934" contained in the definitive proxy statement for the Registrant's 1997 Annual
Meeting of Stockholders to be subsequently filed.

Item 11. Executive Compensation

     The information required herein is incorporated by reference to "Remuneration" contained in the definitive proxy statement for the Registrant's 1997 Annual Meeting of Stockholders to be subsequently filed.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

     The information required herein is incorporated by reference to "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" contained in the definitive proxy statement for the Registrant's 1997
Annual Meeting of Stockholders to be subsequently filed.

Item 13. Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to "Indebtedness of Management" contained in the definitive proxy statement for the Registrant's 1997 Annual
Meeting of Stockholders to be subsequently filed.

Part IV.

Item 14. Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

  (a) (1) The following financial statements are incorporated by reference into Item 8 hereof from Exhibit 13 hereof:

          Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

          Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1997

          Consolidated Statements of Stockholder's Equity for each of the years in the three year period ended December 31, 1997

          Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997

          Notes to Consolidated Financial Statements for
          December 31, 1997, 1996 and 1995

          Independent Auditors' Report

  (a) (2) There are no financial statement schedules required to be filed herewith

       3a The following exhibits are filed as part of this report on Form 10-K, and this list includes the Exhibit Index.

                          Exhibits

       3a None

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

                              HIGHLANDS BANKSHARES, INC.

Date:  March 26, 1998
BY:___________________________
                                    Samuel L. Neese
                                    Executive Vice President and
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.

          Signature                                   Title
          _________                                   _____
/S/ James D Morefield         03-26-98
______________________________________
James D. Morefield            Date      Chairman of the Board, and Director


/S/ James D. Morre, Jr.       03-26-98
______________________________________
Dr. James D. Moore, Jr.       Date      President


/S/ J. Carter Lambert         03-26-98
______________________________________
J. Carter Lambert             Date      Vice Chairman


/S/ Samuel L. Neese           03-26-98
______________________________________
Samuel L. Neese               Date      Executive Vice President, and
                                        Chief Executive Officer

/S/ James T. Riffe            03-26-98
______________________________________
James T. Riffe                Date      Executive Vice President and Cashier


/S/ William E. Chaffin        03-26-98
______________________________________
William E. Chaffin            Date      Director


/S/ V. D. Kendrick            03-26-98
______________________________________
V.D. Kendrick                 Date      Director


/S/ Clydes B. Kiser           03-26-98
______________________________________
Clydes B. Kiser               Date      Director


/S/ Charles P. Olinger        03-26-98
______________________________________
Charles P. Olinger            Date      Director


/S/ William J. Singleton      03-26-98
______________________________________
William J. Singleton          Date      Director


/S/ H. Ramsey White, Jr.      03-26-98
______________________________________
Dr. H. Ramsey White, Jr.      Date      Director

______________________________________________________________________________

HIGHLANDS BANKSHARES, INC.
1997 ANNUAL REPORT
______________________________________________________________________________

FINANCIAL HIGHLIGHTS

                                                     1997/    1997/
Results of Operations    1997      1996      1995    1996     1996
                         ____      ____      ____    ____     ____
                      (In Thousands except share
                          and per share data)      Percentage Change
                      ____________________________ _________________
Net Interest Income   $  8,414  $  6,774  $  5,424  24.21%  24.89%
Net Income <Loss>        1,952     1,764     1,449  10.66   21.74

Financial Condition at Year-End

Assets                 258,236   207,739   162,543  24.31   27.81
Loans                  192,005   154,951   113,743  23.91   36.23
Securities              41,963    31,345    32,276  33.87   <2.88>
Deposits               236,646   189,719   147,327  24.74   28.77
Stockholders' Equity    16,802    14,617    12,812  14.95   14.09
Shares Outstanding       1,232     1,222     1,218   0.82    0.33

Significant Ratios

Return on average
  assets                  0.84      0.97      1.00 <13.40>  <0.03>
Return on average
  equity                 12.53     13.01     12.45  <3.69>   4.50
Average stockholders'
 equity to average
 assets                   6.73      7.46      8.05  <9.79>  <7.33>
Allowance for loan
 losses as a percentage
 of total loans           0.85      0.69      0.80  23.19  <13.75>

Per Share Data
Based on weighted-average shares outstanding

Net Income               $1.59     $1.45     $1.19   9.66   21.85
Stockholders' equity
 (book value) per
 shares outstanding at
 year-end                13.64     11.97     10.52  13.95   13.88


COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER  31,  1997
AND 1996

Net  interest income for the year-ended December 31, 1997 increased 24.21%, approximately  $1.64  million over 1996.  Average interest  earning  assets increased  $47.3  million from 1996 to 1997 while average  interest-bearing liabilities increased $41.1 million.  The yield on average interest-earning assets  for the year ended December 31, 1997 was 8.64% compared with  8.61%
for  the comparable 1996 period.  The 1997 yield on loans decreased  by  13 basis  points  as compared to 1996 period at 9.36%.  The yield  on  average
investments increased 0.10% to 6.11% from December 31, 1996 to  1997.   The
yield  on  average interest-bearing liabilities increased 14  basis  points during 1997 to 5.57% as compared to 5.43% during 1996.  Net income for  the year-ended December 31, 1997 was $1.95 million, an increase of 10.66%  over the  1996  period.  Income tax expense for 1997 increased  12.72%  to  $966 thousand as compared to $857 thousand for the 1996 period.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER  31,  1996
AND 1995

Net  interest income for the year-ended December 31, 1996 increased 24.89%, approximately  $1.35  million over 1995.  Average interest  earning  assets increased  $34.1  million from 1995 to 1996 while average  interest-bearing liabilities increased $29.7 million.  The yield on average interest-earning assets  for the year-ended December 31, 1996 was 8.61% compared with  8.56%
for  the  comparable 1995 period.  The 1996 yield on loans decreased  by  2 basis points as compared to the 1995 period at 9.38%. The  yield on average investments remained constant at 6.01% for December 31,1996 and  1995.  The yield  on  average interest-bearing liabilities increased  5  basis  points during 1996 to 5.43% as compared to 5.38% during 1995.  Net income for  the year-ended December 31, 1996 was $1.76 million, an increase of 21.74%  over the  1995  period.  Income tax expense for 1996 increased  10.01%  to  $857 thousand as compared to $779 thousand for the 1995 period.


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND 1996

Total assets at December 31, 1997 totaled $258.2 million compared to $207.7 million  at  December 31, 1996. This 24.31% growth in assets was  primarily due  to the large volume of loans originated. Total loans increased 23.91%, or  $37.1  million over the comparable 1996 period.  The security portfolio increased  33.87% to $42.0 million during 1997 as contrasted  to  the  1996
period.   Total deposits increased to $236.6 million or 24.74% from  1996's level of $189.7 million. Stockholder's equity increased 14.95% during 1997.
The  Financial Accounting Standards Board's (FASB) Statement on  Accounting
Standards  No.  115 was implemented during 1994.  FASB's SAS  115  required that  all  securities  classified as "Available-for-Sale"  be  adjusted  to market  value  through the use of a valuation account, and that  any  paper gains  or  losses be run through the Stockholder's Equity  section  of  the balance  sheet.  The effect of implementing SAS 115 caused an  decrease  in
Stockholder's  Equity  at December 31, 1996 of $18  thousand,  net  of  the related  deferred tax.  As of December 31, 1997 the Corporation's  security portfolio  had  $104 thousand in paper gains, net of gains deferred  taxes.
The Corporation notes that it does have the ability and intent to carry  to
maturity   approximately   $41.9  million   of   the   "Available-for-Sale"
securities.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND 1995

Total assets at December 31, 1996 totaled $207.7 million compared to $162.5 million  at  December 31,1995.  This 27.81% growth in assets was  primarily due  to the large volume of loans originated. Total loans increased 36.23%, or  $41.2  million over the comparable 1995 period. The security  portfolio decreased  2.88%  to $31.3 million during 1996 as contrasted  to  the  1995 period.  The  majority of principal payments received  were  used  to  fund loans, rather than reinvesting in lower yielding securities, which resulted in  the  2.88% decrease in the security portfolio. Total deposits increased
to   $189.7  million  or  28.77%  from  1995's  level  of  $147.3  million.
Stockholder's Equity increased 14.09% during 1996. The Financial Accounting
Standards  Board's  (FASB) Statement on Accounting Standards  No.  115  was
implemented  during  1994.  FASB's SAS 115  required  that  all  securities classified as "Available-for-Sale" be adjusted to market value through  the use  of  a  valuation account, and that any paper gains or  losses  be  run through  the Stockholder's Equity section of the balance sheet. The  effect of  implementing  SAS  115  caused an increase in Stockholder's  Equity  at
December 31, 1995 of $18 thousand, net of the related deferred tax.  As  of
December 31, 1996 the Corporation's security portfolio had $18 thousand  in paper  losses  and  had net unrealized holding gains of  approximately  $18 thousand,  net of deferred taxes.  The Corporation notes that it does  have the ability and intent to carry to maturity approximately $31.3 million  of the "Available-for-Sale" securities.


COMPARISON OF SIGNIFICANT RATIOS AT DECEMBER 31, 1997 AND 1996

Return  on  average  assets dropped slightly to 0.84%  for  the  year-ended
December 31, 1997 as compared to 0.97% for the comparable 1996 period.  The
24.31%  growth in assets, the absorption of the operational costs from  the new  branch openings, and the addition of over one million to the allowance for  loan loss account  all had significant impact relating to the decrease in  this performance ratio.  Return on average equity decreased 3.69%  from
13.01%   at  December  31,  1996  to  12.53%  at  year-end  1997.   Average
stockholders'  equity to average assets declined to 6.73% at  December  31,
1997  from 7.46% at December 31, 1996.  Non-performing loans to total loans increased  to  0.47% as of December 31, 1997 as compared to 0.01%  for  the comparable 1996 period.  Allowance for loan losses as a percentage of total
loans  increased  23.19% to 0.85% at December 31, 1997.   The  decrease  in
average stockholders' equity to average assets is primarily attributable to the enormous amount of growth which the Corporation  sustained during 1997.

COMPARISON OF SIGNIFICANT RATIOS AT DECEMBER 31, 1996 AND 1995

Return  on  average  assets dropped slightly to 0.97%  for  the  year-ended
December 31, 1996 as compared to the 1.00% for the comparable 1995  period.
The  27.81%  growth  in assets and the absorption of the operational  costs from  the  new Bristol Branch both had significant impact relating  to  the decrease  in  this  performance ratio.  Return on average equity  increased
4.50% from 12.45% at December 31, 1995 to 13.01% at year-end 1996.  Average stockholders'  equity to average assets declined to 7.46% at  December  31,
1996 from 8.05% at December 31, 1995.   Non-performing loans to total loans
increased  to  0.01% as of December 31, 1996 as compared to 0.00%  for  the comparable 1995 period.  Allowance for loan losses as a percentage of total
loans  decreased  7.33% to 0.69% at December 31, 1996.   The  decreases  in
average  stockholder's  equity to average assets  and  allowance  for  loan losses  as  a  percentage of total loans reflects the  enormous  amount  of growth which the Corporation has sustained during 1996.


COMPARISON OF PER SHARE DATA FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

Net income per share, on a weighted average basis, increased 9.66% to $1.59 at  December 31, 1997 as compared to $1.45 for the comparable 1996  period.
Book  value  per share of common stock increased by 13.95%  to  $13.64  per share  as  compared  to $11.97 at December 31, 1996.  The  Corporation  had
approximately $104 thousand in paper gains as of December 31 1997,  net  of
deferred  taxes,  due  to  FASB;s SAS 115 which affected   the  book  value
computation.

COMPARISON OF PER SHARE DATA FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

Net  income  per  share, on a weighted average basis, increased  21.85%  to
$1.45  at  December 31, 1996 as compared to $1.19 for the  comparable  1995 period.  Book value per share of common stock increased by 13.88% to $11.97 per  share as compared to $10.52 at December 31, 1995. The Corporation  had
approximately $18 thousand in paper losses as of December 31, 1996, net  of deferred taxes, due to FASB's SAS 115, which had virtually no effect on the book value computation.


                    HIGHLANDS BANKSHARES, INC.
                               &
                      HIGHLANDS UNION BANK

                       BOARD OF DIRECTORS

                         J.D. Morefield
                            Chairman

J. Carter Lambert                       Dr. James D. Moore, Jr.
Vice Chairman                           President

William E. Chaffin                      V.D. Kendrick
Clydes B. Kiser                         Charles P. Olinger
William J. Singleton                    Dr. H. Ramsey White, Jr.

                         BOARD COMMITTEES

Loan Committee           Audit Committee        Investment Committee
William E. Chaffin       V.D. Kendrick          J.D. Morefield
J.D. Morefield           J. Carter Lambert      James D. Moore, Jr.
James D. Moore, Jr.      Charles P. Olinger
Charles P. Olinger
Charles P. Olinger       H. Ramsey White, Jr.
H. Ramsey White, Jr.     William E. Chaffin
                         William J. Singleton

Personnel/Compensation   Appraisal Committee    Building Committee
Clydes B. Kiser          V.D. Kendrick          V.D. Kendrick
J. Carter Lambert        J.D. Morefield         Clydes B. Kiser
J.D. Morefield           J. Carter Lambert      J.D. Morefield
Charles P. Olinger       Samuel L. Neese        James D. Moore, Jr.
H. Ramsey White, Jr.     C.B. Hale              William E. Chaffin
                         William J. Singleton

                      HIGHLANDS BANKSHARES, INC.
                              OFFICERS

Dr. James D. Moore, Jr.   Samuel L. Neese            James T. Riffe
President                 Executive Vice President   Excutive Vice President
                          Chief Executive Officer    Chief Operating Officer

Robert M. Little, Jr.     James R. Edmondson         Melinda S. Bishop
Controller                Assistant Controller       Senior Internal Auditor

Monica M. Anderson
Internal Auditor


      PERSONNEL

                     HIGHLANDS UNION BANK OFFICERS

                         Dr. James D. Moore, Jr.
                               President

Samuel L. Neese           James T. Riffe            C. B. Hale
Executive Vice President, Executive Vice President, Business Development
Chief Executive Officer   Cashier, CRA Officer &    & CRA Outreach Officer
                          Chief Operations Officer

W. Clark Hutton           Gary L. Dutton            Tim L. Robinson
Senior Vice President,    Vice President, Senior    Vice President, Senior
Senior Loan Officer       Loan Officer-Washington   Loan Officer-Bristol
                          County

Charles E. Holmes         C. Wayne Perry            John W. Snodgrass
Vice President,           Vice President, Credit    Vice President, Branch
Commercial Loan Officer   Review & Compliance       Manager
                          Officer

Robert M. Little, Jr.     James R. Edmondson        Christine S. Eldreth
Controller                Vice President,           Vice President, Loan
                          Accounting                Operations, Consumer
                                                    Loan Officer

Edward T. Farmer          Curtis B. Fleenor         Lynda S. Hayes
Vice President,           Vice President, Main      Vice President,
Operations, P.C.          Office, Consumer Lending  Financial Services
Coordinator               Manager                   Manager

Beth A. Morefield         M. Suleen Reeder          David O. Rhea
Vice President, Dealer    Vice President, Mortgage  Loan Vice President,
Finance Manager           Loan Officer, Manager of  Commercial Loan Officer
                          Mortgage

Darlene M. Rose           Marie F. Shy              Melinda S. Bishop
Vice President, Manager   Vice President, Branch    Senior Internal Auditor
of Consumer Loan          Manager
Operations

Monica M. Anderson        Robert M. Howard          Janice M. Eldreth
Internal Auditor          Human Resource Officer,   Assistant Vice President,
                          Training Officer          Computer Operations
                                                    Officer

Beverly A Sharrett        Robin G. Frost            Edna M. Moore
Assistant Vice President, Assistant Vice President, Assistant Vice President,
Assistant Branch Manager, Branch Officer            Mortgage Loan Officer
Consumer Loan Officer                               Manager of Secondary
                                                    Market Mortgage

Malinda W. Pickett        Mark B. Redman            Mary Jane Robinson
Assistant Vice President, Assistant Vice President, Assistant Vice President,
Branch Manager            Branch Manager, Security  Student Loan Officer,
                          Officer                   Consumer Loan Officer
Mark W. Farris
Loan Officer

      PERSONNEL




Dear Shareholders:

We   are   pleased   to  report  the  extraordinary   growth
experienced during recent years by Highlands Bankshares Inc.
continued  in  1997.  Assets increased  by  $50  million  or
24.3%, net loans increased by $36 million or 23.7%, and  net earnings  increased by $188,000 or 10.6%.  Return on  equity was  12.53%  and return on assets was .84%.  This  was  down slightly  from 1996 primarily due to the large  increase  in contributions to loan loss reserve in 1997 compared to 1996.
The  loan  portfolio has increased $77 million the last  two
years.   To  support  this significant growth  in  the  loan
portfolio,  a  total of $1,000,750 was contributed  to  loan loss reserve in 1997 compared to $374,000 in 1996.

At year-end 1997, Highlands Union Bank's assets had grown to in  excess  of $1/4 billion.  Since opening for business  in
1985,  your  company's growth rates have far  surpassed  the
industry    averages.    A   combination   of   high-quality
traditional  personal  service as well  as  state-of-the-art technology  services afford us the opportunity to  fill  the needs and expectations of today's customers.

We  are  also  extremely proud of the regional and  national recognition Highlands Union Bank received in 1997.  The bank was  named  "Business of the Year" at the 1997 Greater  Tri-
Cities  Business  Awards presented by The Business  Journal,
NationsBank  and  Brown, Edwards &  Company.   In  addition,
Highlands  Union was recognized by the national publication,
Working  Woman magazine, as one of the nation's best  small-
business-friendly  lenders.   According  to  the  magazine's
survey  utilizing data released by the U.S.  Small  Business
Administration  (SBA), Highlands Union is  one  of  only  27 banks  in the U.S. to have received a perfect score  --  and the only bank in Virginia.

Several  exciting initiatives were begun in 1997,  including the  opening of a new Highlands Union Bank branch in Marion,
Va.   In  addition,  the bank began offering  customers  the
convenience of telebanking and Visa check cards.    Also  in
1997,  a new financial services division of Highlands  Union was  formed. Through an affiliation with Independent Bankers
Association  Financial Services, fixed  annuities,  variable annuities, mutual funds and discount brokerage services (all non-insured products) were made available.

As  a  result  of the growth and expansion,  your  bank  has outgrown the operational space at the main office.  We  were fortunate to find the former NationsBank operation center on
Valley  Street,  Abingdon,  available  for  purchase.   This
additional  space,  purchased  and  occupied  in   mid-1997,
allowed  for the relocation of most operational services  to the  center,  thus providing additional space  at  the  main office for customer service.

To provide the capital needed to support the continued growth, we began the process of issuing $7.5 million in capital securities. The issue is scheduled to be finalized in January 1998. It is an issue of Trust Preferred Stock issued by Highlands Capital Trust I and underwritten by McKinnon and Company Inc.

As we move into the future, the directors, officers and employees of Highlands Bankshares Inc. and Highlands Union
Bank will continue to explore opportunities for growth and earnings enhancement.

We look forward to 1998 with excitement. On behalf of the directors, officers and employees, thank you for your continued confidence and support.

Sincerely,


Samuel L. Neese                              James T. Riffe
Chief Executive Officer                      Chief Operating Officer

      SHAREHOLDER'S LETTER




                  HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL REPORT

                              DECEMBER 31, 1997



      COVER



                               C O N T E N T S


                                                             Page

INDEPENDENT AUDITOR'S REPORT                                   F1

FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                  F2
  Consolidated Statements of Income                            F3
  Consolidated Statements of Stockholders' Equity              F4
  Consolidated Statements of Cash Flows                        F5
  Notes to Consolidated Financial Statements             F6 - F23


      CONTENTS

                     INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Highlands Bankshares, Inc. and Subsidiary
Abingdon, Virginia

We have audited the accompanying consolidated balance sheets of  Highlands Bankshares, Inc. and Subsidiary as of December
31,  1997,  1996,  and  1995  and the  related  consolidated statements  of income, stockholders' equity, and cash  flows for  the  years then ended.  These financial statements  are
the   responsibility   of   the  Bank's   management.    Our
responsibility  is to express an opinion on these  financial statements based on our audits.

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

In   our  opinion,  the  consolidated  financial  statements
referred  to above present fairly, in all material respects, the  financial  position of Highlands Bankshares,  Inc.  and
Subsidiary  as of December 31, 1997, 1996 and 1995  and  the
results  of its operations and its cash flows for the  years then  ended in conformity with generally accepted accounting principles.


                         /s/ Brown, Edwards & Company, L.L.P.
                         CERTIFIED PUBLIC ACCOUNTANTS

468 East Main Street
Abingdon, VA 24210
February 13, 1998

      F1


                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      December 31, 1997, 1996 and 1995
                               (In thousands)

                                        1997       1996      1995
                                        ____       ____      ____
ASSETS
 Cash and due from banks (Note 18)   $   7,712  $   8,008  $   5,618
 Federal funds sold                      7,213      7,948      5,535
 Investment securities available
   for sale (Note 3)                    41,963     31,345     32,276
 Loans, net of allowance for loan
  losses of $1,636, $1,072 and $908
  for 1997, 1996 and 1995,
  respectively (Notes 4 and 5)         190,369    153,879    112,835

 Premises and equipment (Note 6)         7,062      4,583      4,346
 Interest receivable                     1,495      1,271      1,068
 Other assets (Note 9)                   2,422        705        865
                                     _________  _________  _________
      Total Assets                   $ 258,236  $ 207,739  $ 162,543
                                     _________  _________  _________

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits (Note 7)
   Interest bearing                  $ 205,716  $ 163,468  $ 127,024
   Noninterest bearing                  30,930     26,003     20,303
                                     _________  _________  _________
      Total Deposits                   236,646    189,471    147,327
                                     _________  _________  _________
 Short term borrowings (Note 8)              -          -      1,000
 Interest, taxes and other
   liabilities                           2,174      1,722      1,404
 Long-term debt (Note 10)                2,614      1,929          -
                                     _________  _________  _________
                                         4,788      3,651      2,404
                                     _________  _________  _________
      Total Liabilities                241,434    193,122    149,731
                                     _________  _________  _________
STOCKHOLDERS' EQUITY
   Common stock (Notes 12 and 14)        3,081      3,054      3,044
   Surplus                               5,271      5,187      5,120
   Undivided profits                     8,346      6,394      4,630
   Net unrealized gains (losses)
     on securities available for
     sale, net of taxes of $54,
     $(9), and $9 in 1997, 1996 and
     1995, respectively                    104        (18)        18
                                     _________  _________  _________
      Total Stockholders' Equity        16,802     14,617     12,812
                                     _________  _________  _________
      Total Liabilities and
       Stockholders' Equity          $ 258,236  $ 207,739  $ 162,543
                                     _________  _________  _________

The Notes to Consolidated Financial Statements are an integral part of these statements.
      F2

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1997, 1996 and 1995
                               (In thousands)

                                       1997       1996       1995
                                       ____       ____       ____
INTEREST INCOME
   Loans receivable and fees
    on loans                        $   16,203  $  12,310  $   9,590
   Securities available for sale         2,363      2,082      1,793
   Federal funds sold                      169        204        202
                                    __________  _________  _________
            Total Interest Income       18,735     14,596     11,585
                                    __________  _________  _________
 INTEREST EXPENSE
  Deposits                              10,099      7,714      6,086
  Federal funds purchased                   29          9         11
  Other borrowed funds                     176         99         64
  Long-term debt                            17          -          -
                                    __________  _________  _________
        Total interest expense          10,321      7,822      6,161
                                    __________  _________  _________
 Net interest income                     8,414      6,774      5,424

 Provision for loan losses               1,002        374        143
                                    __________  _________  _________
        Net interest income after
         provision for loan losses       7,412      6,400      5,281
                                    __________  _________  _________
 NON-INTEREST INCOME
   Securities gains (losses), net           10         23         (1)
   Service charges on deposit accounts     514        474        371
   Insurance commissions                    25         24         25
   Other service charges,
    commissions and fees                   207         96         58
   Other operating income, rents           132         43         35
                                    __________  _________  _________
          Total Non-Interest Income        888        660        488
                                    __________  _________  _________
 NON-INTEREST EXPENSES
   Salaries and employee benefits
    (Note 13)                            2,972      2,481      1,904
   Compensation related to stock
    options granted (Note 14)               32         53          4
   Occupancy expense of bank premises      441        298        212
   Furniture and equipment expense         596        564        510
   Other operating expenses (Note 20)    1,341      1,043        911
                                    __________  _________  _________
          Total Non-Interest Expenses    5,382      4,439      3,541
                                    __________  _________  _________
   Income Before Income Taxes            2,918      2,621      2,228

   Income Tax Expense (Note 9)             966        857        779
                                    __________  _________  _________
   Net Income                       $    1,952  $   1,764  $   1,449
                                    __________  _________  _________

 Earnings Per Common Share (Note 12)$     1.59  $    1.45  $    1.19
                                    __________  _________  _________
 Earnings Per Common Share-assuming
  dilution                          $     1.52  $    1.38  $    1.14
                                    __________  _________  _________

The Notes to Consolidated Financial Statements are an integral part of these statements.
       F3

                    HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                               Net
                                                           Unrealized
                                                           Gain (loss)
                                                               on
                                                           Securities  Total
                          Common Stock                      Available  Stock-
                        ________________           Undivided   for     holders'
                        Shares Par Value  Surplus   Profits    sale    Equity
                        ______ _________  _______   _______    ____    ______
Balance,
 December 31, 1994      1,216    $3,038    $5,116   $3,181  $(1,092) $10,243

   Net income               -         -         -    1,449        -    1,449

   Common stock issued
    for stock options
    exercised               2         6         -        -        -        6

   Stock options
    granted (Note 14)       -         -         4        -        -        4

   Net changes in
    unrealized gains
    (losses) on available
    for sale securities,
    net of taxes of $572    -         -         -        -    1,110    1,110
                        _____    ______    ______   ______  _______  _______
Balance,
 December 31, 1995      1,218     3,044     5,120    4,630       18   12,812

   Net income               -         -         -    1,764        -    1,764

    Common stock
    issued for stock
    options exercised       4        10        14        -        -       24
    Stock options
    granted (Note 14)       -         -        53        -        -       53

    Net changes in
    unrealized gains
    (losses) on available
    for sale securities,
    net of taxes of
    $(19)                   -         -         -        -      (36)     (36)
                        _____    ______    ______   ______  _______  _______
Balance,
 December 31, 1996      1,222    $3,054    $5,187   $6,394  $   (18) $14,617

   Net income               -         -         -    1,952        -    1,952

   Common stock
    issued for stock
    options exercised      10        27        52        -        -       79

   Stock options
     granted (Note 14)      -         -        32        -        -       32

   Net changes in
    unrealized gains
    (losses) on available
    for sale securities,
    net of taxes of
    $(63)                   -         -         -        -      122      122
                        _____    ______    ______   ______  _______  _______
Balance,
 December 31, 1997      1,232    $3,081    $5,271   $8,346  $   104  $16,802
                        _____    ______    ______   ______  _______  _______

The Notes to Consolidated Financial Statements are an integral part of these statements.
      F4

                HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended December 31, 1997, 1996 and 1995
                              (In thousands)

                                           1997      1996     1995
                                           ____      ____     ____
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                           $  1,952  $  1,764  $  1,449
   Adjustments to reconcile net
    income to net cash provided by
    operating activities:
      Provision for loan losses            1,002       374       143
      Provision for deferred income taxes   (124)      (67)      596
      Deferred compensation expense           32        53         4
      Depreciation and amortization          328       214       157
      Net realized (gains) losses on
       available for sale securities         (10)      (23)        1
      Net amortization on securities         122       125        76
      (Increase) decrease in interest
       receivable                           (224)     (203)     (262)
      (Increase) decrease in other
       assets                             (1,593)      227       299
      Increase (decrease) in interest,
       taxes and other liabilities           452       318       (58)
                                        ________  ________  ________
          Net Cash Provided by
           Operating Activities            1,937     2,782     2,405
                                        ________  ________  ________

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Securities available for sale:
      Proceeds from sale of securities    14,560    12,779       586
      Proceeds from maturities of debt
       securities                            565     2,125     3,209
      Purchase of securities             (25,740)  (14,128)   (7,648)
   Net (increase) decrease in
    federal funds sold                       735    (2,413)   (5,534)
   Net increase in loans                 (37,492)  (41,418)  (20,077)
   Premises and equipment expenditures    (2,800)     (446)   (1,899)
                                        ________  ________  ________
             Net Cash Used in
              Investing Activities       (50,172)  (43,501)  (31,363)
                                        ________  ________  ________
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in certificates
    of deposit                            35,683    29,811    22,582
   Net increase in demand, savings
    and other deposits                    11,492    12,333     7,432
   Increase (decrease) in federal
    funds purchased                            -         -      (327)
   Proceeds from issuance of
    long-term debt                           840         -         -
   Repayment of long-term debt               (12)        -         -
   Repayment of short-term borrowings       (143)      929     1,000
   Proceeds from issuance of common stock     79        36         6
                                        ________  ________  ________
          Net cash provided by
           financing activities           47,939    43,109    30,693
                                        ________  ________  ________
          Net increase (decrease) in
           cash and cash equivalents        (296)    2,390     1,735

 CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                        8,008     5,618     3,883
                                        ________  ________  ________
 CASH AND CASH EQUIVALENTS AT
  END OF YEAR                           $  7,712  $  8,008  $  5,618
                                        ________  ________  ________
 SUPPLEMENTAL DISCLOSURE OF NON-CASH
   TRANSACTIONS:

   Unrealized gain (loss) in
    value of securities available for
    sale (net of tax effects of $63,
    $(19), and $572 at December 31,
    1997, 1996 and 1995, respectively   $    122  $    (36) $  1,110
                                        ________  ________  ________
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

 Cash paid during the year for:
   Interest                             $  9,802  $  7,595  $  5,629
                                        ________  ________  ________
   Income taxes                         $  1,011  $    901  $    783
                                        ________  ________  ________

The Notes to Consolidated Financial Statements are an integral part of these statements.
      F5

               HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997
                           (In thousands)

Note  1.  Summary of Significant Accounting Policies

Basis of Presentation:

The accounting and reporting policies of Highlands Bankshares, Inc. and Subsidiary conform to generally accepted accounting principles and the predominant practices within the banking industry. The accompanying consolidated financial statements have been prepared on the accrual basis.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of Highlands Bankshares, Inc. and Subsidiary (the "Company") and its wholly-owned subsidiary, Highlands Union Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations:

Highlands Bankshares, Inc. and Subsidiary operates in Abingdon, Virginia and surrounding Southwest Virginia, under the laws of the Commonwealth of Virginia. The Company was organized December 29, 1995. Highlands Union Bank, its wholly-owned subsidiary, began banking operations on April 27, 1985. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the Federal Reserve Board and the Virginia State Bureau of Financial Institutions.

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

Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Loans Receivable and Allowance for Loan Losses:

The reserve for possible loan losses for financial statement purposes is based upon management's evaluation of amounts required to maintain the reserve at an adequate level upon consideration of losses charged to the reserve, current economic conditions, changes in the size and character of the loan portfolio, and other relevant factors which, in management's judgment, deserve current recognition.

Premises and Equipment:

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives. Maintenance and repairs are charged to current operations while improvements are capitalized. Disposition gains and losses are reflected in current operations.

                                 (Continued)
      F6

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note  1.  Summary of Significant Accounting Policies (Continued)

Intangible Assets:

Organizational costs are stated at cost less accumulated amortization. Amortization is computed on the straight-line method over 60 months.

Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents are those amounts included in the balance sheet caption "Cash and due from banks".

Income Taxes:

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.
Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Income on Loans and Loan Fees:

Accrual of interest on commercial loans, mortgages and consumer single-payment loans is based generally on the daily amount of principal outstanding. Interest on installment loans is reported as income over the term of the loan under the simple interest method and the sum-of-the-months'- digits (Rule of 78's) method. The Rule of 78's method is not materially different from the interest method. Beginning with 1996 the Bank has discontinued the use of the "Rule of 78's".

It is the Bank's policy to discontinue the accrual of interest on loans based on their delinquency status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the net realizable value of collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed and interest accrued and not collected in prior years is charged to the allowance for credit losses when the loan is actually charged off.

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

Earnings Per Common Share:

Earnings per common share are calculated based on the weighted average outstanding shares during the year. Earnings per common share assuming dilution are calculated based on the weighted average outstanding shares during the year plus stock options outstanding at year end.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

                                 (Continued)
      F7

                  HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note  1.  Summary of Significant Accounting Policies (Continued)

Reclassification of Financial Statement Presentation:

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

Note  2.  Business Combination

On December 29, 1995 Highlands Bankshares, Inc. issued approximately 1.2 million shares of its common stock in exchange for all the outstanding common stock of Highlands Union Bank. In addition, outstanding employee stock options to purchase Highlands Union Bank common stock were converted into options to purchase shares of Highlands Bankshares, Inc. The merger has been accounted for as a pooling of interests.

Note  3.  Investment Securities

Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost and market value of securities classified as available for sale are as follows:

                                                 1997
                             _________________________________________
                                          Gross       Gross
                             Amortized Unrealized  Unrealized   Fair
                                Cost      Gains      Losses    Values
                                ____      _____      ______    ______
 U.S. Treasury securities    $  1,493   $     10   $      -   $  1,503
 U.S. Government agencies
  and corporations              1,500          -         14      1,486
 State and political
  subdivisions                    939         33          -        972
 Mortgage Backed Securities    36,775        129          -     36,904
 Other securities               1,098          -          -      1,098
                             ________   ________   ________   ________
                             $ 41,805   $    172   $     14   $ 41,963
                             ________   ________   ________   ________

                                              1996
                             _________________________________________
                                          Gross     Gross
                             Amortized Unrealized Unrealized   Fair
                                Cost      Gains     Losses     Value
                                ____      _____     ______     _____
 U.S. Treasury securities    $  1,003   $      -   $      4   $    999
 U.S. Government agencies
  and corporations              3,500          -         38      3,462
 State and political
  subdivisions                  1,004         27          -      1,031
 Mortgage Backed Securities    25,005          -         13     24,992
 Other securities                 861          -          -        861
                             ________   ________   ________   ________
                             $ 31,373   $     27   $     55   $ 31,345
                             ________   ________   ________   ________

                                 (Continued)
      F8
                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note  3.  Investment Securities (Continued)

                                             1995
                             _________________________________________
                                         Gross      Gross
                              Amortized Unrealized Unrealized   Fair
                                Cost      Gains     Losses      Value
                                ____      _____     ______      _____
 U.S. Treasury securities    $  3,008   $      -   $     20   $  2,988
 U.S. Government agencies
  and corporations              8,139         68         67      8,140
 State and political
  subdivisions                  1,331         77          -      1,408
 Mortgage Backed Securities    18,861        152        182     18,831
 Other securities                 909          -          -        909
                             ________   ________   ________   ________
                             $ 32,248   $    297   $    269   $ 32,276
                             ________   ________   ________   ________

Investment securities available for sale with a carrying value of $3,571, $1,003, and $3,808 at December 31, 1997, 1996 and 1995 respectively, and a market value of $3,595, $998, and $3,782 at December 31, 1997, 1996 and 1995
were pledged as collateral on public deposits and for other purposes as required or permitted by law.

The amortized cost and estimated fair value of securities available for sale at December 31, 1997 by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Approximate
                                         Amortized   Market
                                            Cost     Value
                                            ____     _____
Due in one year or less                  $    500  $    499
Due after one year through five years       2,643     2,639
Due after five years through ten years        789       823
Due after ten years                             -         -
                                         ________  ________
                                            3,932     3,961
                                         ________  ________

Mortgage-backed securities                 36,775    36,904
Other securities                            1,098     1,098
                                         ________  ________
                                           37,873    38,002
                                         ________  ________
                                         $ 41,805  $ 41,963
                                         ________  ________

                                 (Continued)
      F9

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note  3.  Investment Securities (Continued)

Gross realized gains and losses for the years ended December 31, 1997, 1996 and 1995 on investment securities available for sale are as follows:

                           1997     1996     1995
                           ____     ____     ____
Realized gains            $  34    $  50    $   3
Realized losses           $ (24)   $ (27)   $  (4)

Note  4.  Loans

The composition of the net loans is as follows:

                   1997       1996       1995
                   ____       ____       ____
Commercial      $  24,404  $  20,370  $  12,699
Real estate       104,899    101,570     76,590
Installment        59,798     30,656     23,342
Other               3,139      2,967      2,743
                _________  _________  _________
                  192,240    155,563    115,374
                _________  _________  _________

Deduct:
Unearned discount     127        455      1,377
Allowance for
 loan losses        1,636      1,072        908
Net deferred loan
 fees                 108        157        254
                _________  _________  _________
                    1,871      1,684      2,539
                _________  _________  _________
                $ 190,369  $ 153,879  $ 112,835
                _________  _________  _________

In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for the Impairment of a Loan" which is effective for fiscal years beginning after December 15, 1995. In October 1995, certain provisions of Statement No. 114 were amended by Statement No.
118. Statements 114 and 118 address the methods to be used by a creditor to measure the impairment of a loan and the proper recognition of a change in the value of an impaired loan. The Company has no loans that are considered impaired in conformity with SFAS 114.

Nonaccruing loans totaling $888, $99, and $235 at December 31, 1997, 1996 and 1995 are included in the above loans. Interest income lost on these nonaccruing loans was approximately $71, $6, and $12, for December 31, 1997, 1996 and 1995, respectively.

Loans have been pledged as part of the floating blanket lien to secure Federal Home Loan Bank advances. (Note 8)
      F10

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note  5.  Allowance for Loan Losses

Activity in the allowance for loan losses is as follows for the periods ended December 31, 1997, 1996, 1995:

                            1997       1996     1995
                            ____       ____     ____
Balance, beginning      $   1,072  $     908  $     836
Provisions charged to
 operations                 1,002        374        143
Loans charged to reserve     (512)      (255)      (188)
Recoveries                     74         45        117
                        _________  _________  _________
Balance, ending         $   1,636  $   1,072  $     908
                        _________  _________  _________

Note  6.  Premises and Equipment

Premises and equipment, stated at cost, are comprised of the following:

                            1997      1996       1995
                            ____      ____       ____
Land                    $   1,847  $   1,451  $   1,301
Bank premises               4,445      2,909      2,876
Equipment                   2,184      1,316      1,053
                        _________  _________  _________
                            8,476      5,676      5,230
Less accumulated
 depreciation               1,414      1,093        884
                        _________  _________  _________
                        $   7,062  $   4,583  $   4,346
                        _________  _________  _________

The depreciation expense is $321, $209, and $157 thousand for 1997, 1996, and 1995, respectively.

Note  7.  Deposits

The composition of deposits is as follows:

                                    December 31,
                           _______________________________
                               1997      1996    1995
                               ____      ____    ____
Demand                     $  45,995  $  39,381  $  31,968
Savings                       26,808     21,930     17,010
Time deposits, $100,000 or
 more                         37,890     31,007     26,297
Other time deposits          125,953     97,153     72,052
                           _________  _________  _________
                           $ 236,646  $ 189,471  $ 147,327
                           _________  _________  _________

                                 (Continued)
      F11

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note  7.  Deposits (Continued)

The remaining maturities of time deposits at December 31, 1997 are as follows:

Three months or less            $   33,135
Three through twelve months         84,993
Over twelve months                  45,715
                                __________
                                $  163,843
                                __________

Note  8.  Short Term Borrowings

Borrowed funds consist of Federal Home Loan Bank advances which are secured by a floating blanket lien on loans of the Bank. Short-term borrowings for December 31, 1997, 1996 and 1995 were $0, $0, and $1,000, respectively. Specific mortgage loans with a balance of $55,787 at December 31, 1997 were pledged to the FHLB as collateral.

Note  9.  Income Taxes

The components of the net deferred tax asset at December 31, 1997, 1996 and 1995 were as follows:

                            1997    1996     1995
                            ____    ____     ____
Deferred tax assets:
Allowance for loan
 loss                    $   471  $   323  $   245
Deferred compensation
 accruals                     84       90       78
Gain (loss) on securities
 available for sale            -        9        -
                         _______  _______  _______
                             555      422      323
                         _______  _______  _______
Deferred tax liability:
Depreciation
 differences                (155)    (128)    (106)
Gain (loss) on securities
 available for sale          (54)      (-)      (9)
                         _______  _______  _______
                            (209)    (128)    (115)
                         _______  _______  _______
Net deferred tax asset   $   346  $   294  $   208
                         _______  _______  _______

The net deferred tax asset is included in the balance sheet under the caption "Other Assets".
                                 (Continued)
      F12

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note  9.  Income Taxes (Continued)

The components of income tax expense (benefit) related to continuing operations are as follows:

                         1997      1996      1995
                         ____      ____      ____
Federal:
  Current             $  1,090  $    924  $    755
  Deferred                (124)      (67)       24
                      ________  ________  ________
      Total           $    966  $    857  $    779
                      ________  ________  ________

The Bank's income tax expense differs from the statutory federal rate of 34% as follows:

                                 1997     1996    1995
                                 ____     ____    ____
Statutory rate applied to
 earnings before income taxes $   992  $   891  $   758
Tax exempt interest               (10)     (15)     (20)
Other, net                        (16)      19       41
                              _______  _______  _______
                              $   966  $   857  $   779
                              _______  _______  _______

Note 10. Long-Term Debt

During the year, Highlands Bankshares Inc. and Subsidiary had the following long-term debt agreements:

                                                  1997    1996   1995
                                                  ____    ____   ____
Note payable Federal Home Loan Bank dated
June 6, 1996 for $1,000,000 with an annual
interest rate of 6.07%, due June 8, 1998.  The
note requires annual interest payments.  The
loan is secured by a floating blanket lien on
assets of the Bank, including loans.             $ 1,000 $ 1,000 $     -

Note payable Federal Home Loan Bank dated
June 6, 1996 for $1,000,000 with an annual
interest rate of 7.02%, due June 6, 2003.  The
note requires semi-annual installments of
$71,429 plus interest.  The loan is secured by a
floating blanket lien on assets of the Bank,
including loans.                                     786     929       -

                                  (Continued)
      F13
                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)


Note 10. Long-Term Debt (Continued)

                                                   1997     1996     1995
                                                   ____     ____     ____
Note payable to Company's Subsidiary
(amount participated with other financial
institutions only) dated March 4, 1997 for
$900,000 with an annual interest rate of
8.25%, due March 4, 2002.  The note
requires monthly installments of $7,669
with a balloon payment at maturity.  The
loan is secured by a first deed of trust on
a commercial building.                           $   828  $     -  $      -
                                                 _______  _______  ________

    Total long-term debt                         $ 2,614  $ 1,929  $      -
                                                 _______  _______  ________

     Principal maturities of notes payable at December 31, 1997 are as follows:

          1998               $1,162
          1999                  163
          2000                  165
          2001                  166
          2002                  885
    Thereafter                   71
                             ______
                             $2,612
                             ______

Note 11.  Operating Leases

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as follows:

Year ending December 31:
          1998               $  198
          1999                  111
          2000                    -
          2001                    -
          2002                    -
Total minimum                ______
 payments required           $  309
                             ______

Total operating lease expense was $330, $359, and $261 for December 31, 1997, 1996 and 1995 respectively.

                                 (Continued)
      F14

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note 11.  Operating Leases (Continued)

The Company occupies a building for use by its' subsidiary, and leases the remaining space. The following is a schedule by years of future minimum rental payments due to be received under operating leases that have initial or remaining noncancelable terms in excess of one year as follows:

Year Ending December 31:
       1998                $     88
       1999                      72
       2000                      28
       2001                       -
       2002                       -
                           ________
    Total minimum
  payments required        $    188
                           ________

Total operating lease income was $90, $0 and $0 for December 31, 1997, 1996 and 1995, respectively.

Note 12.  Common Stock, Stock Split, and Earnings Per Common Share

On April 13, 1996, the Board authorized a 2 for 1 stock split to be distributed to all shareholders of record as of April 12, 1996. As a result, authorized shares increased from 5,000,000 to 10,000,000 and par value decreased from $5.00 to $2.50 per share. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

At December 31, 1997, 1996 and 1995, the Company had 1,232, 1,222, and 1,218
shares of common stock issued and outstanding, respectively. Earnings per common share is computed using the weighted average outstanding shares of 1,228, 1,220, and 1,214 for the periods ended December 31, 1997, 1996 and 1995, respectively. The stock options (Note 14) have an antidilutive effect on earnings per share.

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

                                                      1997
                                       ___________________________________
                                         Income        Shares    Per-Share
                                      (Numerator)  (Denominator)  Amount
                                      ___________  _____________  ______
Net income                             $ 1,952
                                       _______
Basic Earnings per Common Share
  Income available to common
  stockholders                           1,952        1,228      $  1.59
                                                                 _______
Effect of Dilutive Stock options
  outstanding                                -           54
                                       _______      _______
Diluted Earnings per Common Share
  Income available to common
  stockholders + assumed conversions   $ 1,952      $ 1,282      $  1.52
                                       _______      _______      _______

                                 (Continued)
      F15

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note 12.  Common Stock, Stock Split, and Earnings Per Common Share (Continued)

                                                     1996
                                     ___________________________________
                                        Income      Shares     Per-Share
                                     (Numerator) (Denominator)   Amount
                                     ___________ _____________   ______
Net income                             $ 1,764
                                       _______
Basic Earnings per Common Share
  Income available to common
  stockholders                           1,764       1,220       $ 1.45
                                                                 ______
Effect of Dilutive Stock options
  outstanding                                -          59
                                       _______     _______
Diluted Earnings per Common Share
  Income available to common
  stockholders + assumed conversions   $ 1,764     $ 1,279       $ 1.38
                                       _______     _______       ______

                                                     1995
                                     ___________________________________
                                        Income       Shares    Per-Share
                                     (Numerator) (Denominator)   Amount
                                     ___________ _____________   ______
Net income                             $ 1,449
                                       _______
Basic Earnings per Common Share
  Income available to common
  stockholders                           1,449       1,214       $ 1.19
                                                                 ______
Effect of Dilutive Stock options
  outstanding                                -          60
                                       _______     _______
Diluted Earnings per Common Share
  Income available to common
  stockholders + assumed conversions   $ 1,449     $ 1,274       $ 1.14
                                       _______     _______       ______

Note 13.  Profit Sharing and Retirement Savings Plan

Effective January 1, 1986, the Bank adopted a profit sharing plan covering substantially all employees with over one year of service. The plan provides for contributions in such amounts as the Board of Directors may annually determine, but not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Bank accrued to the plan $0, $120, and $92 for the years ended December 31, 1997, 1996 and 1995, respectively, which represents approximately 0%, 6%, and 7% of qualifying salaries and wages of the Bank.

On July 1, 1997 the Bank converted its existing profit sharing plan to a 401(K) saving plan. The plan is available to substantially all employees meeting minimum eligibility requirements. The Bank will make matching contributions of 50% of employee contributions to the plan up to 6% of base pay, and additional voluntary contributions by participating employees are available up to an additional 9% of base pay which are not matched by the Bank. The Bank also guarantees a 2% contribution to all employees exclusive of employee contributions and employer matching. The cost of Bank contributions under the savings plan was $5, $0, and $0 in 1997, 1996 and 1995 respectively.
      F16

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note 14.  Stock Option Plan

In 1996, Highlands Bankshares, Inc. adopted a non-qualified stock incentive option plan, which is identical to and replaced the plan adoped by Highlands Union Bank in 1986, for key employees, officers, and directors and reserved 150,000 shares of common stock for issuance thereunder. Options granted under the plan expire ten years from date of grant.

Shares under options which subsequently expire, or are canceled are available for subsequent grant. Option prices are determined by the Board of Directors, but shall not be less than the greater of the par value of such stock or 100% of the book value of such stock as shown by the Company's last published statement prior to granting of the option. Proceeds received upon exercise of options are credited to common stock, to the extent of par value of the related shares, and the balance is credited to surplus. During 1997, 1996 and 1995 11,650, 12,900, and 700 shares were granted at $23.00,
$15.000, and $9.333 per share at grant date, respectively.

Options outstanding at option price for the years ended December 31, are as follows:

                            1997                1996               1995
                    ___________________ __________________ ___________________

                      Dollars Number of  Dollars Number of  Dollars  Number of
                    (Thousands) Shares  (Thousands) Shares (Thousands) Shares
                    ___________ ______  ___________ ______ ___________ ______
Options outstanding
 January 1          $  266     73,788    $  226     65,082    $  225    66,742
Granted                 32     11,650        53     12,900         4       700
Exercised              (18)   (10,462)      (13)    (4,194)       (3)   (2,360)
                    ______    _______    ______    _______    ______   _______
Options outstanding
 December 31        $  280     74,976    $  266     73,788    $  226    65,082
                    ______    _______    ______    _______    ______   _______

At the time options are granted, the difference in the market value of the stock and the option price is recorded as an expense and the related accrual is included in surplus. For 1997, 1996 and 1995 $32, $53 and $4 thousand was recorded as compensation as a result of options granted. The 1997 stock options were granted at the current market value of the stock. As of December 31, 1997, 1996 and 1995 $280, $266 and $226 thousand remained as accrued stock options outstanding included in surplus.

Note 15.  Commitments, Contingencies and Concentrations of Credit

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of their customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $2,408, $2,026, and $218 and unused portions of credit lines of $12,297, $10,335 and $8,202 for the years ended December 31, 1997, 1996 and 1995, respectively. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Bank's exposure to credit loss, in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations that they do for on-balance sheet instruments.

The Bank has made arrangements with and has available from other corresponding banks, approximately $50,886 of unused lines of credit to fund any necessary cash requirements. The Bank has $1,786 of Federal Home Loan Bank advances outstanding as of December 31, 1997.

                                 (Continued)
      F17

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

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

Note 16.  Fair Values of Financial Instruments

The carrying amounts and fair values of the Bank's financial instruments at December 31 were as follows (asset/liability):

                                 1997                 1996
                        ____________________  ____________________
                         Carrying     Fair     Carrying    Fair
                          Amount      Value     Amount     Value
                          ______      _____     ______     _____
Cash and short-term
   investments          $  14,925  $  14,925  $  15,956  $  15,956
Investments in
   securities              41,963     41,963     31,345     31,345
Loans, net                190,369    195,020    153,879    156,977
Deposits                 (236,646)  (237,429)  (189,471)  (190,071)
Long-term
   debt                    (2,614)    (2,448)    (1,929)    (1,837)


Cash and Short-Term Investments

The carrying amount reported in the balance sheets for cash and short-term investments approximates fair value.

Investments in Securities

The carrying amount reported in the balance sheets for cash and short-term investments approximates fair value.

Loans

The fair values of loans represent the amount at which the loans of the Bank could be exchanged on the open market, as determined based on the current lending rate for similar types of lending arrangements discounted over the remaining life of the loans.

Deposits

The fair values of deposits represent the amount at which the liabilities of the Bank could be exchanged on the open market, as determined based on the incremental borrowing rate of the Bank for similar types of borrowing arrangements.
                                 (Continued)
      F18

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note 16.  Fair Values of Financial Instruments (Continued)

Long-Term Debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Stand-by Letters of Credit, and Financial
Guarantees

The amount of off-balance sheet commitments to extend credit, stand-by letters of credit, and financial guarantees, is considered equal to fair value. Because of the uncertainty involved in attempting to assess the likelihood and timing of commitments being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the given value of the commitment.

Note 17.  Related Party Transactions

In the normal course of business, the Bank has made loans to and received deposits from directors and officers of the Bank. All loans and commitments made to such officers and directors and to companies in which they are officers or have significant ownership interest have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than the normal risk of collectibility or present other unfavorable features. The activity of such loans and deposits are approximately as follows:

                         1997     1996      1995
                         ____     ____      ____
Balance, beginning    $  5,541  $  6,317  $  5,712
Loan additions           3,889     2,712     3,525
Amounts collected       (3,664)   (3,488)   (2,920)
                      ________  ________  ________

Balance, ending       $  5,766  $  5,541  $  6,317
                      ________  ________  ________
Unused Commitments    $    216  $    107  $    247
                      ________  ________  ________

Note 18.  Restrictions on Cash

The Bank is required to maintain reserve balances in cash with the Federal Reserve Bank. The total of those reserve balances at December 31, 1997 and 1996 were $1,034 and $789, respectively.

Note 19.  Undivided Profits and Capital

Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Bank could have declared dividends of $3,189, $3,211 and $3,517 in 1997, 1996 and 1995 respectively. The Bank declined to pay cash dividends for 1997 and 1995, in order to maintain the capital necessary to support the present rate of growth.

                                 (Continued)
      F19

                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note 19.  Undivided Profits and Capital (Continued)

The Bank is subject to various regulatory capital requirements administered by its primary regulator, the Federal Reserve Board. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Reserve Board of Richmond dated May 8, 1997 stated that the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

The Bank's actual and required capital amounts and ratios are as follows (dollars in thousands):

                                                 For   To Be Well Capitalized
                                               Capital    under the Prompt
                                               Adequacy  Corrective Action
                                  Actual       Purposes      Provisions
                             ______________ ______________ ______________
                              Amount  Ratio  Amount  Ratio  Amount  Ratio
                              ______  _____  ______  _____  ______  _____
As of December 31, 1997:
Total Risk-Based Capital
  (to Risk-Weighted Assets)  $17,874   9.74%  $14,686 > 8.0%  $18,358 > 10.0%
Tier I Capital                                        -               -
  (to Risk-Weighted Assets)   16,238   8.85%    7,343 > 4.0%   11,015 >  6.0%
Tier I Capital                                        -               -
  (to Adjusted Total Assets)  16,238   6.53%    9,942 > 4.0%   12,427 >  5.0%
                                                      -               -
As of December 31, 1996:
Total Risk-Based Capital
  (to Risk-Weighted Assets)  $15,213  10.12%  $12,022 > 8.0%  $15,028 > 10.0%
Tier I Capital                                        -               -
  (to Risk-Weighted Assets)   14,141   9.41%    6,011 > 4.0%    9,016 >  6.0%
Tier I Capital                                        -               -
  (to Adjusted Total Assets)  14,141   6.82%    8,298 > 4.0%   10,372 >  5.0%
                                                      -               -

                                 (Continued)
      F20
                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note 19.  Undivided Profits and Capital (Continued)

As of December 31, 1995:
Total Risk-Based Capital
  (to Risk-Weighted Assets)  $13,702  13.00%  $ 8,432 > 8.0%  $10,540 > 10.0%
Tier I Capital                                        -               -
  (to Risk-Weighted Assets)   12,753  12.10%    4,216 > 4.0%    6,324 >  6.0%
Tier I Capital                                        -               -
  (to Adjusted Total Assets)  12,753   8.32%    6,131 > 4.0%    7,664 >  5.0%
                                                      -               -

Note 20.  Other Operating Expenses

Other operating expenses consist of the following:

                                1997     1996     1995
                                ____     ____     ____
Data processing               $     9  $     9  $    22
FDIC insurance                     24        2      134
Postage and freight               197      161      130
Regulatory agency assessments      40       33       34
Supplies                          183      146      124
Bank stock tax                    151      122      126
Other                             737      570      341
                              _______  _______  _______
                              $ 1,341  $ 1,043  $   911
                              _______  _______  _______

Note 21.  Subsequent Events

In January, 1998, Highlands Bankshares, Inc. issued $7,500 in Trust-Preferred Capital Securities with a rate of 9.25% and a maturity of 30 years. Trust-Preferred Capital Securities have two primary benefits: the interest payments are tax deductible and the debt can be included in the Tier I capital ratio up to 25% of the total capital after the issue.

In January 1998, Highlands Bankshares, Inc. paid off their note payable to Highlands Union Bank. The balance of the note payable at December 31, 1997 was $828.

Note 22.  Condensed Parent Company Financial Statements

The condensed financial statements below relate to Highlands Bankshares, Inc. for December 31, 1997 and 1996 and for the years then ended. Highlands Bankshares, Inc. was formed December 29, 1995 and exchanged common stock for the common stock of Highlands Union Bank.

                                 (Continued)
      F21
                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note 22.  Condensed Parent Company Financial Statements (Continued)

CONDENSED BALANCE SHEETS

                                 1997      1996      1995
                                 ____      ____      ____
ASSETS
  Cash                         $      1  $    331  $      -
  Investments in subsidiaries    16,343    14,122    12,812
  Premises and equipment, net     1,276       141         -
  Other assets                       86        24        10
                               ________  ________  ________
          Total Assets         $ 17,706  $ 14,618  $ 12,822
                               ________  ________  ________

LIABILITIES AND STOCKHOLDERS' EQUITY
  Interest, taxes and other
     liabilities               $     23  $      -  $     10
                               ________  ________  ________
  Long-term debt                    886         -         -
                               ________  ________  ________
          Total Liabilities    $    909  $      -  $     10
                               ________  ________  ________
STOCKHOLDERS' EQUITY
  Net unrealized gains (losses)
   on securities                    104       (18)       18
  Common stock                    3,081     3,055     3,044
  Surplus                         5,271     5,187     5,120
  Undivided profits               8,341     6,394     4,630
                               ________  ________  ________
          Total Stockholders'
            Equity               16,797    14,618    12,812
                               ________  ________  ________
          Total Liabilities
           and Stockholders'
           Equity              $ 17,706  $ 14,618  $ 12,822
                               ________  ________  ________

CONDENSED INCOME STATEMENTS
                                            1997     1996
                                            ____     ____
Cash dividends received from subsidiary  $      -  $    500
Revenues                                      102         -
Long-term debt interest expense               (61)        -
Operating expense                             (57)       (5)
                                         ________  ________
                                         $    (16) $    495
Income tax (expense) benefit                    5        (2)
Equity in undistributed earnings
 of subsidiary                              1,963     1,271
                                         ________  ________
Net income                               $  1,952  $  1,764
                                         ________  ________

                                 (Continued)
      F22
                 HIGHLANDS BANKSHARES, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             December 31, 1997
                               (In thousands)

Note 22.  Condensed Parent Company Financial Statements (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

                                                 1997      1996
                                                 ____      ____
Cash flows from operating activities:
  Net income                                  $  1,952  $  1,764
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                   25         5
    Equity in undistributed earnings of
     subsidiary                                 (1,963)   (1,271)
    (Increase) decrease in other assets            (62)      (24)
    Increase (decrease) in other liabilities        25        (2)
                                              ________  ________
       Net cash provided by operating activities   (23)      472
                                              ________  ________
Cash flows from investing activities:
  Net purchases of premises and equipment       (1,154)     (141)
                                              ________  ________

      Net cash provided by investing activities (1,154)     (141)
                                              ________  ________
Cash flows from financing activities:
  Net increase in long-term debt                   900         -
  Repayment of long-term debt                      (14)        -
  Purchase of subsidiary stock                     (39)        -
                                              ________  ________

      Net cash provided by financing activities    847         -

  Net increase (decrease) in cash
    and cash equivalents                          (330)      331

  Cash and cash equivalents
    at beginning of year                           331         -
                                              ________  ________
  Cash at end of year                         $      1  $    331
                                              ________  ________

      F23