Form 10-Q
period 1998-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 1998-05-14
CIK 1008579

SECURITIES AND EXCHANGE C0MMISSION
                              WASHINGTON DC 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1998

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

                          Common Stock:  1,238,400





                          Highlands Bankshares, Inc.

                                 FORM 10-Q
                    For the Quarter Ended March 31, 1998

INDEX

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . 3

          Consolidated Statements of Income
               for the Three Months Ended
               March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
               for the Three Months Ended
               March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Changes in
                Stockholders' Equity for the Three
                Months Ended March 31, 1998 and 1997. . . . . . . . . . . . . 6

          Notes to Consolidated Financial Statements. . . . . . . . . . . . . 7

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8-9



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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11










PART 1.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                       MARCH 31,  DECEMBER 31,
                                                         1998        1997
                                                         ____        ____
ASSETS

Cash and due from banks                               $   8,168    $   7,712
Federal Funds Sold                                        8,826        7,213
Investment Securities available for sale
  (amortized cost $60,488 March 31,1998;
    $41,805 December 31, 1997)                           60,532       41,963
Loans, net of allowance for credit losses
  $1,714 March 31,1998; $1,636 December 31, 1997        199,920      190,369
Bank premises and equipment                               7,281        7,062
Interest receivable                                       1,770        1,495
Other assets                                              2,832        2,422
                                                      _________    _________
          Total Assets                                $ 289,329    $ 258,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits, non-interest bearing                        $  33,521    $  30,930
Deposits, interest bearing                              221,037      205,716
                                                      _________    _________
          Total Deposits                                254,558      236,646

Short-term borrowings                                       143            -
Interest, taxes, and other liabilities                    2,481        2,174
Long-term debt                                           15,144        2,614
                                                      _________    _________
          Total Liabilities                             272,326      241,434

STOCKHOLDERS' EQUITY
Common Stock; $2.50 par value; 10,000,000
  shares authorized; 1,238,400 issued and
  outstanding at March 31, 1998                           3,096        3,081
Surplus                                                   5,255        5,271
Undivided profits                                         8,624        8,346
Unrealized gains (losses) on securities
  available for sale, net of deferred taxes                  28          104
                                                      _________    _________
          Total Stockholders' Equity                     17,003       16,802
                                                      _________    _________
          Total Liabilities and
            Stockholders' Equity                      $ 289,329    $ 258,236




See accompanying notes to Consolidated Financial Statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________

                                                        MARCH 31,   MARCH 31,
                                                          1998        1997
                                                          ____        ____
INTEREST INCOME
Interest and fees on loans                             $   4,489    $   3,589
Interest on securities available for sale:
   Taxable                                                   714          524
   Exempt from taxable income                                  8            8
Interest on federal funds sold                               120           93
                                                       _________     ________
          Total Interest Income                            5,331        4,214

INTEREST EXPENSE
Interest on deposits                                       2,960        2,299
Interest on borrowings                                       167           36
                                                       _________    _________
          Total Interest Expense                           3,127        2,335
                                                       _________    _________
          Net Interest Income                              2,204        1,879

Provision for loan losses                                    302          141
                                                       _________    _________
          Net Interest Income After Provision
            Loan Losses                                    1,902        1,738
                                                       _________     ________
NON-INTEREST INCOME
Securities gains (losses), net                                32          (18)
Service charges on deposit accounts                          113          125
Other fee income                                              75           57
Other operating income                                        63           40
                                                       _________     ________
         Total Non-interest Income                           283          204
                                                       _________     ________
NON-INTEREST EXPENSE
Salaries and employee benefits                               858          661
Occupancy expense of bank premises                           279          207
Other operating expenses                                     446          328
                                                       _________    _________
          Total Non-interest Expense                       1,583        1,196
                                                       _________    _________
          Income Before Applicable Income Taxes              602          746

Income tax expense                                           201          249
                                                       _________    _________
          Net Income                                   $     401    $     497
                                                       _________    _________
Basic earnings per share                               $     .32    $     .40
                                                       _________    _________
Diluted earnings per share                             $     .31    $     .38
See Accompanying Notes to Consolidated Financial Statements

PART I. ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                    THREE MONTHS  THREE MONTHS
                                                    ENDED MARCH   ENDED MARCH
                                                      31, 1998      31, 1997
                                                      ________      ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                            $    401     $     497
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Provision for loan losses                           302           141
       Provision for deferred taxes                          -             5
       Deferred compensation expense                       (25)           10
       Depreciation                                        115            65
       Securities (gains) losses                           (32)           18
       Net amortization on securities                       99            27
       Amortization capital issue costs                      3             -
       (Increase) decrease in interest receivable         (275)          (89)
       (Increase) decrease in other assets                (375)         (190)
       Increase (decrease) in interest, taxes
         and other liabilities                             184            71
                                                     _________     _________

       Net Cash Provided by Operating Activities           397           555
                                                     _________     _________
CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from sale of securities                       2,914         2,723
  Proceeds from maturity of securities                   5,666         1,484
  Purchase of securities                               (27,330)      (11,821)
  Net (increase) decrease in Federal funds sold         (1,613)        5,997
  Net (increase) in loans                               (9,853)      (12,023)
  Premises and equipment expenditures                     (334)       (1,279)
                                                     _________     _________
       Net Cash used in Investing Activities           (30,550)      (14,919)
                                                     _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in certificates of deposit                  9,911         8,883
Net increase in demand, savings, and other deposits      8,001         4,049
Net increase in short-term borrowings                      143            18
Net increase in long-term debt                          12,530           880
Proceeds from sale of stock                                 24            31
                                                     _________     _________
       Net Cash Provided by Financing Activities        30,609        13,861
                                                     _________     _________
Net Increase in Cash and Cash equivalents                  456          (503)

Cash and Cash Equivalents at Beginning of Year           7,712         8,008

Cash and Cash Equivalents at End of Quarter          $   8,168     $   7,505
                                                     _________     _________
See Accompanying notes to Consolidated Financial Statements

PART I.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                            Accumulated
                                                               Other
                                                           Comprehensive
                     Common Stock                 Retained    Income
                  Shares     Amount    Surplus    Earnings    (Loss)      Total
                  ______    _______    _______    ________   ________   ________
Balance, 01/01/97  1,222    $ 3,054    $ 5,187    $ 6,394    $   (18)   $14,617

Comprehensive
 income
Net income             -          -          -        497          -        497
Net changes in
 unrealized gains
 (losses) on
 investment
 securities
 available for
 sale, net of
 taxes                 -          -          -          -         47         47
Total comprehensive                                                     _______
 income                                                                     544

Dividends paid         -          -          -          -          -          -
Sale of stock          5         15         16          -          -         31
                  ______    _______    _______    _______    _______    _______
Balance, 03/31/97  1,227    $ 3,069    $ 5,203    $ 6,891    $    29    $15,192
                  ______    _______    _______    _______    _______    _______
Balance, 01/01/98  1,232    $ 3,081    $ 5,271    $ 8,346    $   104    $16,802

Comprehensive
 income
Net Income             -          -          -        401          -        401
Net changes in
 unrealized gains
 (losses) on
 investment
 securities
 available for
 sale, net of
 taxes                 -          -          -          -        (76)       (76)
Total comprehensive                                                     _______
 income                                                                     325

Dividends paid
 ($0.10 per share)     -          -          -       (123)         -       (123)
Stock options
 exercised             6         15        (16)         -          -         (1)
                  ______    _______    _______    _______    _______    _______
Balance, 03/31/98  1,238    $ 3,096    $ 5,255    $ 8,624    $    28    $17,003

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(in thousands)
________________________________________________________________________________

Note 1.  -  General

The consolidated financial statements conform to generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1997 Annual Report to shareholders.

Note 2.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 follows:

                                     1998              1997
                                     ____              ____
Balance, January 1                  $ 1,636           $ 1,072
Provision                               302               141
Recoveries                               60                 2
Charge-offs                            (284)              (90)
                                    _______           _______
Balance, March 31                   $ 1,714           $ 1,125


Note 3.  -  Income Taxes
Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:
                                      1998              1997
                                      ____              ____
Tax expense at statutory rate       $   211            $   254
Increase (reduction) in taxes
  resulting from:
Tax exempt interest                      (6)                (3)
Other, net                               (4)                (2)
                                    _______            _______
Provision for income taxes          $   201            $   249

Note 4. Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of March 31, 1998.
                                               Combined
Entity                           Tier 1        Capital        Leverage
______                           ______        ________       ________
Highlands Bankshares, Inc.        8.58%           9.44%          6.18%
Highlands Union Bank              9.30%          10.18%          6.78%

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

     Results of Operations

Results of operations for the period ended March 31, 1998 reflected net income of $401 thousand, a decrease of 19.32% over net income for the corresponding period in 1997. Operating results of the Company when measured as a percentage of average equity reveals a decrease of return on average equity from 13.38% for the three-month period in 1997 to 9.47% for the corresponding period in 1998.

Return on average assets at .58% reflects a decrease from .93% for the same period in 1997. These decreases in the profitability ratios over the comparable period are the result of the absorption of costs associated with opening a new branch in December of 1997, additional cost relating to the $7.5 million capital issue in January of 1998 and the continued increased funding of loan loss reserve.

Net interest income for the three months ended March 31, 1998 increased 17.30% approximately $325 thousand over the comparable
1997 period. Average, interest-earning assets increased approximately $56.87 million from March 31, 1997 to the current period while average interest-bearing liabilities increased $51.95 million during the same comparative period. The yield on average interest-earning assets decreased 1 basis point to 7.88% in 1998 as compared to 7.89% in 1997. The yield on average interest-bearing liabilities increased 14 basis points to 5.61% in 1998 as compared to 5.47% in 1997.

The first quarter provision for possible loan losses totaled $302 thousand, a $161 thousand increase from the corresponding period in 1997. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first quarter of 1998 were $224 thousand compared with $88 thousand in 1997. Net charge-offs were

 .11% of total loans for the quarter ended March 31, 1998 as compared to .05% for the 1997 quarter end. Loan loss reserves increased 52.28% to
$1,714 thousand at March 31, 1998 from the comparable 1997 period. Reserves as of March 31, 1998 represent .85% of total loans versus .67% for the 1997 period.

The Company completed a $7.5 million dollar capital issue on January 23, 1998. These trust preferred debt securities were issued by Highlands Capital Trust, a wholly owned subsidiary of Highlands Bankshares, Inc. These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company's discretion. This capital was raised to meet current and future opportunities of the Company.

     Financial Position

Total loans have increased from $166.9 million at March 31, 1997 to $201.6 million at March 31, 1998. The loan to deposit ratio has decreased from 82.22% at March 31, 1997 to 79.21% at March 31, 1998. Loan demand continues at a high pace even with a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $2.6 million at March 31, 1998 or 1.29% of total loans, compared with $756 thousand at March 31, 1997.

Securities totaled approximately $60.5 million (market value) at March
31, 1998 which reflects an increase of $21.5 million or 55.26% from the March 31, 1997 total of $39.0 million. The majority of this increase is in purchase of adjustable rate securities in order to match the current volatile rate environment. Securities, as of March 31, 1998 are comprised of U.S. Treasuries, approximately 0.83% of the total securities portfolio, obligations of the U.S. Government, approximately 92.12% of the securities portfolio, municipal issues, approximately 4.98% of the securities portfolio, and equity securities, approximately 2.07% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1998 and 1997.

Total stockholder's equity of the Company was $17.0 million at March
31, 1998, representing an increase of $1.8 million or 12.03% over March
31, 1997. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($8.2 million at March 31, 1998), overnight investment in Federal Funds Sold ($8.8 million at March 31,
1998), and investment securities available for sale ($60.5 million). Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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



Highlands Bankshares, Inc.


Date: May 13, 1998                          /S/ Samuel L. Neese
                                            Samuel L. Neese
                                            Executive Vice President &
                                            Chief Executive Officer
                                            (Duly Authorized Officer)


Date: May 13, 1998                           /S/ James T. Riffe
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)