Form 10-Q
period 1998-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 1998-08-13
CIK 1008579

SECURITIES AND EXCHANGE C0MMISSION
                              WASHINGTON DC 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1998

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

               Class:  Common Stock, par value $2.50 per share
                Outstanding June 30, 1998:  1,238,430 shares




                          Highlands Bankshares, Inc.

                                 FORM 10-Q
                    For the Quarter Ended June 30, 1998

INDEX

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . 3

          Consolidated Statements of Income
               for the Three and Six Month Periods Ended
               June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
               for the Six Month Periods Ended
               June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .6

          Consolidated Statements of Changes in
                Stockholders' Equity for the Six
                Month Periods Ended June 30, 1998 and 1997. . . . . . . . . . 8

          Notes to Consolidated Financial Statements. . . . . . . . . . . . . 9

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10-11



PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings . . . . .  . . . . . . . . . . . . . . . . . . . 12

 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .12

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .12

 Item 4.  Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . . . . . . . 12

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . .12

 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

EXHIBIT 27.  Financial Data Schedule . . . . . . . . . . . . . . . . . . . . 14








PART 1.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                       JUNE 30,  DECEMBER 31,
                                                         1998        1997
                                                         ____        ____
ASSETS

Cash and due from banks                               $   7,076    $   7,712
Federal funds sold                                        4,971        7,213
Investment securities available for sale
  (amortized cost $59,607 June 30,1998;
    $41,805 December 31, 1997)                           59,490       41,963
Loans, net of allowance for credit losses
  $1,798 June 30,1998; $1,636 December 31,
  1997                                                  211,063      190,369
Bank premises and equipment                               7,680        7,062
Interest receivable                                       1,834        1,495
Other assets                                              2,870        2,422
                                                      _________    _________
          Total assets                                $ 294,984    $ 258,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits, non-interest bearing                        $  34,086    $  30,930
Deposits, interest bearing                              226,737      205,716
                                                      _________    _________
          Total deposits                                260,823      236,646

Short-term borrowings                                       143            -
Notes payable-long term                                   6,643        2,614
Other long-term debt                                      7,500            -
Interest, taxes and other liabilities                     2,576        2,174
                                                      _________    _________
          Total liabilities                             277,685      241,434

STOCKHOLDERS' EQUITY
Common stock; $2.50 par value; 10,000,000
  shares authorized; 1,238,430 issued and
  outstanding at June 30, 1998; 1,232,250
  outstanding at December 31, 1997                        3,096        3,081
Surplus                                                   5,255        5,271
Undivided profits                                         9,025        8,346
Unrealized gains (losses) on securities
  available for sale, net of deferred taxes                 (77)         104
                                                      _________    _________
          Total stockholders' equity                     17,299       16,802
                                                      _________    _________
          Total liabilities and
            stockholders' equity                      $ 294,984    $ 258,236
                                                      _________    _________

See accompanying notes to consolidated financial statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________

                                            QUARTER ENDED   SIX MONTH PERIOD
                                               JUNE 30,      ENDED JUNE 30,
                                           ________________  ________________
                                             1998     1997     1998     1997
                                             ____     ____     ____     ____
INTEREST INCOME

Interest and fees on loans                 $ 4,712  $ 3,865  $ 9,201  $ 7,454
Interest on securities
  available for sale:
   Taxable                                     793      574    1,507    1,098
   Exempt from taxable income                   52        7       60       15
Interest on federal funds sold                  52       30      172      123
                                           _______  _______  _______  _______
          Total interest income              5,609    4,476   10,940    8,690
                                           _______  _______  _______  _______
INTEREST EXPENSE

Interest on deposits                         3,094    2,432    6,054    4,731
Interest on borrowings                         287       27      454       63
Interest on federal funds purchased             12        6       12        6
                                           _______  _______  _______  _______
          Total interest expense             3,393    2,465    6,520    4,800
                                           _______  _______  _______  _______
          Net interest income                2,216    2,011    4,420    3,890

Provision for loan losses                      302      249      604      390
                                           _______  _______  _______  _______
          Net interest income after
            provision loan losses            1,914    1,762    3,816    3,500
                                           _______  _______  _______  _______
NON-INTEREST INCOME

Securities gains (losses), net                  12       11       44       (7)
Service charges on deposit accounts            117      127      230      252
Other fee income                                94       72      169      129
Other operating income                          99       76      162      116
                                           _______  _______  _______  _______
         Total non-interest income             322      286      605      490
                                           _______  _______  _______  _______
NON-INTEREST EXPENSE

Salaries and employee benefits                 889      697    1,747    1,358
Occupancy expense of bank premises             299      255      578      462
Other operating expenses                       439      358      885      686
                                           _______  _______  _______  _______
          Total non-interest expense         1,627    1,310    3,210    2,506
                                           _______  _______  _______  _______

See accompanying notes to consolidated financial statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION

(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________

                                            QUARTER ENDED   SIX MONTH PERIOD
                                               JUNE 30,      ENDED JUNE 30,
                                           ________________  ________________
                                             1998     1997     1998     1997
                                             ____     ____     ____     ____
          Income before applicable
            income taxes                       609      738    1,211    1,484

Income tax expense                             208      261      409      510
                                           _______  _______  _______  _______

          Net income                       $   401  $   477  $   802  $   974
                                           _______  _______  _______  _______
Basic earnings per share                   $   .33  $   .39  $   .65  $   .79
                                           _______  _______  _______  _______
Diluted earnings per share                 $   .33  $   .39  $   .64  $   .77
                                           _______  _______  _______  _______































See accompanying notes to consolidated financial statements

PART I. ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                     SIX MONTHS    SIX MONTHS
                                                     ENDED JUNE    ENDED JUNE
                                                      30, 1998      30, 1997
                                                      ________      ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $    802     $     974
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Provision for loan losses                           604           390
       Provision for deferred taxes                          -            21
       Deferred compensation expense                       (25)           32
       Other compensation expense                            -            42
       Depreciation                                        231           141
       Securities (gains) losses                           (44)            7
       Net amortization on securities                      242            83
       (Increase) decrease in interest receivable         (339)         (190)
       (Increase) decrease in other assets                (353)         (178)
       Increase (decrease) in interest, taxes
         and other liabilities                             402            45
                                                     _________     _________

       Net cash provided by operating activities         1,520         1,367
                                                     _________     _________
CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from sale of securities                       4,866         3,426
  Proceeds from maturity of securities                  11,994         3,297
  Purchase of securities                               (34,860)      (14,580)
  Net (increase) decrease in Federal funds sold          2,242         7,948
  Net (increase) in loans                              (21,299)      (20,341)
  Premises and equipment expenditures                     (849)       (1,552)
                                                     _________     _________
       Net cash used in investing activities           (37,906)      (21,802)
                                                     _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in certificates of deposit               10,858        12,156
  Net increase in demand, savings, and other deposits   13,319         4,793
  Net increase (decrease) in short-term borrowings         143         2,216
  Proceeds from issuance of common stock                    24            17
  Cash dividends paid                                     (123)            -
  Net increase in long-term debt                        11,529           881
                                                     _________     _________
       Net cash provided by financing activities        35,750        20,063
                                                     _________     _________
Net increase in cash and cash equivalents                 (636)         (372)
Cash and cash equivalents at beginning of year           7,712         8,008
                                                     _________     _________
Cash and cash equivalents at end of quarter          $   7,076     $   7,636
                                                     _________     _________
See accompanying notes to consolidated financial statements
/TABLE

PART I. ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                     SIX MONTHS    SIX MONTHS
                                                     ENDED JUNE    ENDED JUNE
                                                      30, 1998      30, 1997
                                                      ________      ________
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
  Interest                                           $   5,794     $   4,545

  Income taxes                                       $     468     $     543






































See accompanying notes to consolidated financial statements

PART I.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                         Accumulated Other
                     Common Stock                 Retained Comprehensive
                  Shares     Amount    Surplus    Earnings Income (Loss)  Total
                  ______    _______    _______    ________   ________   ________
Balance, 01/01/97  1,222    $ 3,054    $ 5,187    $ 6,394    $   (18)   $14,617

Comprehensive income
Net income             -          -          -        974          -        974
Net changes in
 unrealized gains
 (losses) on
 investment securities
 available for sale,
 net of taxes          -          -          -          -         98         98
                  ______    _______    _______    _______    _______    _______
Total comprehensive
 income                -          -          -        974         98      1,072
                  ______    _______    _______    _______    _______    _______
Dividends paid         -          -          -          -          -          -
Stock options
 exercised             6         17         42          -          -         59
                  ______    _______    _______    _______    _______    _______
Balance, 06/30/97  1,228    $ 3,071    $ 5,229    $ 7,368    $    80    $15,748
                  ______    _______    _______    _______    _______    _______

Balance, 01/01/98  1,232    $ 3,081    $ 5,271    $ 8,346    $   104    $16,802

Comprehensive income
Net income             -          -          -        802          -        802
Net changes in
 unrealized gains
 (losses) on
 investment securities
 available for sale,
 net of taxes          -          -          -          -       (181)      (181)
                  ______    _______    _______    _______    _______    _______
Total comprehensive
 income                -          -          -        802       (181)       621
                  ______    _______    _______    _______    _______    _______
Dividends paid
 ($0.10 per share)     -          -          -       (123)         -       (123)
Stock options
 exercised             6         15        (16)         -          -         (1)
                  ______    _______    _______    _______    _______    _______
Balance, 06/30/98  1,238    $ 3,096    $ 5,255    $ 9,025    $   (77)   $17,299
                  ______    _______    _______    _______    _______    _______



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

Note 2.  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 follows:

                                     1998              1997
                                     ____              ____
Balance, January 1                  $ 1,636           $ 1,072
Provision                               604               390
Recoveries                              127                 7
Charge-offs                            (569)             (148)
                                    _______           _______
Balance, June 30                    $ 1,798           $ 1,321

Note 3.  -  Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                     1998              1997
                                     ____              ____
Tax expense at statutory rate       $   412           $   505
Increase (reduction) in taxes
  resulting from:
Tax exempt interest                     (20)               (5)
Other, net                               17                10
                                    _______           _______
Provision for income taxes          $   409           $   510

Note 4.  -  Regulatory Capital

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which requires the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of June 30, 1998.

Entity                           Tier 1        Tier 2        Leverage
______                           ______        ______        ________
Highlands Bankshares, Inc.        8.56%         9.37%          5.92%
Highlands Union Bank              9.27%        10.11%          6.52%


Note 5.  - Other Long-Term Debt

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

     Results of Operations

Results of operations for the period ended June 30, 1998 reflected net income of $802 thousand, a decrease of 17.66% over net income reported for the corresponding period in 1997. Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity from 12.62% for the six-month period in 1997 to 9.42% for the corresponding period in 1998.

Return on average assets at .57% reflects a decrease from .87% for the comparable 1997 period. These decreases in the profitability ratios over the comparable period are the result of the absorption of the additional costs associated with the opening of a new branch in December of 1997, additional costs relating to the $7.5 million capital issue in January of 1998 and the continued increased funding of the Bank's loan loss reserve.

Net interest income for the six months ended June 30, 1998 increased 13.62%, approximately $530 thousand over the comparable
1997 period. Average interest-earning assets increased approximately $47.50 million from June 30, 1997 to the current period while average interest-bearing liabilities increased $61.16 million during the same comparative period. The yield on average interest-earning assets increased 15 basis points to 8.51% in 1998 as compared to 8.36% in 1997. The yield on average interest-bearing liabilities decreased 9 basis points to 5.28% in 1998 as compared to 5.37% in 1997.

Through the second quarter of 1998, the provision for possible loan losses totaled $604 thousand, a $214 thousand increase from the corresponding period in 1997. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first six months of 1998 were $442 thousand compared with $141 thousand in 1997. Net charge-offs were .21% of total loans for the six months ended June 30, 1998 as compared to .08% for the six months ended June 30, 1997. Loan loss reserves increased 36.11% to $1.79 million at June 30, 1998 as compared to June 30, 1997. Reserves as of June 30, 1998 represent .85% of total loans versus .70% for the 1997 period.

     Financial Position

Total loans have increased from $175.2 million at June 30, 1997 to $212.9 million at June 30, 1998. The loan to deposit ratio has decreased from 84.85% at June 30, 1997 to 81.61% at June 30, 1998. Loan demand continues at a high pace even with a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $2.8 million at June 30, 1998, or 1.30% of total loans, compared with $823 thousand, at June 30, 1997.

Securities totaled $59.5 million (market value) at June 30, 1998 which reflects an increase of $20.2 million or 51.4% from the June 30, 1997 total of $39.3 million. The majority of this increase is in purchases of adjustable rate securities in order to match the current volatile rate environment. The Corporation has also increased its investments in municipal securities. Securities, as of June 30, 1998, are comprised of obligations of the U.S. Government, approximately 89.65% of the total securities portfolio, municipal issues, approximately 8.24% of the securities portfolio, and equity securities, approximately 2.11% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1998 and 1997.

Total stockholder's equity of the Company was $17.3 million at June
30, 1998, representing an increase of $1.6 million or 9.85% over June 30, 1997. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($7.1 million at June 30, 1998), overnight investment in Federal Funds Sold (4.9 million at June 30, 1998) and investment securities available for sale ($59.5 million).

Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversation to liquid funds in the event of extraordinary needs.

HIGHLANDS BANKSHARES, INC.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         (a)  N/A

         (b)  N/A

Item 3.  Defaults Upon Senior Securities

         (a)  N/A

         (b)  N/A

Item 4.  Submission of Matters to Vote of Security Holders

         (a)  The Annual Meeting of Stockholders was held on May 13, 1998.

         (b) The following directors were elected to serve a one-year term to the date of the 1999 Annual Meeting of Stockholders:

                                                     Votes        Votes
             Director's Name         Votes For      Against     Withheld
             _______________         _________      _______     ________

             James D. Morefield        809,393            0          900
             James D. Moore, Jr.       808,793          600          900
             J. Carter Lambert         802,082            0        7,311
             Clydes B. Kiser           809,393            0          900
             William E. Chaffin        809,393            0          900
             William J. Singleton      809,393            0          900
             Verne D. Kendrick         809,393            0          900
             Charles P. Olinger        809,393            0          900
             H. Ramsey White, Jr.      809,017          376          900

         (c)  N/A

         (d)  N/A

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  N/A

         (b)  N/A

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.





Highlands Bankshares, Inc.





Date: August 13, 1998                       /S/ Samuel L. Neese
                                            Samuel L. Neese
                                            Executive Vice President &
                                            Chief Executive Officer
                                            (Duly Authorized Officer)




Date: August 13, 1998                        /S/ James T. Riffe
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)