Form 10-Q
period 1998-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 1998-11-12
CIK 1008579

SECURITIES AND EXCHANGE C0MMISSION
                              WASHINGTON DC 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998

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

               Class:  Common Stock, par value $2.50 per share
              Outstanding September 30, 1998:  1,239,926 shares




                          Highlands Bankshares, Inc.

                                 FORM 10-Q
                 For the Quarter Ended September 30, 1998

INDEX

PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997 . . . . . . . . . . 3

          Consolidated Statements of Income
               for the Quarters and Nine Month Periods Ended
               September 30, 1998 and 1997 . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
               for the Nine Month Periods Ended
               September 30, 1998 and 1997 . . . . . . . . . . . . . . . . .6

          Consolidated Statements of Changes in
                Stockholders' Equity for the Nine
                Month Periods Ended September 30, 1998 and 1997 . . . . . . 8

          Notes to Consolidated Financial Statements. . . . . . . . . . . . 9

 Item 2 Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . 10-12



PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings . . . .  . . . . . . . . . . . . . . . . . . . 13

 Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . .13

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .13

 Item 4.  Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . . . . . . 13

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .13

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

EXHIBIT 27.  Financial Data Schedule . . . . . . . . . . . . . . . . . . . 15








PART 1.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                       SEPT. 30,    DEC. 31,
                                                         1998        1997
                                                         ____        ____
ASSETS

Cash and due from banks                               $   8,650    $   7,712
Federal funds sold                                        1,779        7,213
Investment securities available for sale
  (amortized cost $56,289 September 30,1998;
    $41,805 December 31, 1997)                           56,405       41,963
Loans, net of allowance for credit losses
  $1,905 September 30,1998; $1,636 December 31, 1997    221,952      190,369
Bank premises and equipment                               8,054        7,062
Interest receivable                                       1,873        1,495
Other assets                                              2,919        2,422
                                                      _________    _________
          Total assets                                $ 301,632    $ 258,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits, non-interest bearing                        $  34,646    $  30,930
Deposits, interest bearing                              232,128      205,716
                                                      _________    _________
          Total deposits                                266,774      236,646

Short-term borrowings                                       164            -
Interest, taxes and other liabilites                      2,603        2,174
Notes payable-long term                                  14,176        2,614
                                                      _________    _________
          Total other liabiliites                        16,943        4,788
                                                      _________    _________
          Total liabilities                             283,717      241,434
                                                      _________    _________
STOCKHOLDERS' EQUITY
Common stock; $2.50 par value; 10,000,000
  shares authorized; 1,239,926 issued and
  outstanding at September 30, 1998; 1,232,250
  outstanding at December 31, 1997                        3,100        3,081
Surplus                                                   5,263        5,271
Undivided profits                                         9,475        8,346
Unrealized gains (losses) on securities
  available for sale, net of deferred taxes                  77          104
                                                      _________    _________
          Total stockholders' equity                     17,915       16,802
                                                      _________    _________
          Total liabilities and
            stockholders' equity                      $ 301,632    $ 258,236
                                                      _________    _________

See accompanying notes to consolidated financial statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________

                                            QUARTER ENDED    NINE MONTH PERIOD
                                            SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                           ________________  ________________
                                             1998     1997     1998     1997
                                             ____     ____     ____     ____
INTEREST INCOME

Interest and fees on loans                 $ 4,994  $ 4,265  $14,195  $11,843
Interest on securities
  available for sale:
   Taxable                                     776      599    2,283    1,697
   Exempt from taxable income                   33        9       93       24
Interest on federal funds sold                  21       12      193      135
                                           _______  _______  _______  _______
          Total interest income              5,824    4,885   16,764   13,699
                                           _______  _______  _______  _______
INTEREST EXPENSE

Interest on deposits                         3,151    2,584    9,205    7,315
Interest on borrowings                         275       97      729      185
Interest on federal funds purchased             41       11       53       16
                                           _______  _______  _______  _______
          Total interest expense             3,467    2,692    9,987    7,516
                                           _______  _______  _______  _______
          Net interest income                2,357    2,193    6,777    6,183

Provision for loan losses                      351      313      955      703
                                           _______  _______  _______  _______
          Net interest income after
            provision loan losses            2,006    1,880    5,822    5,480
                                           _______  _______  _______  _______
NON-INTEREST INCOME

Securities gains (losses), net                  71        -      115       (7)
Service charges on deposit accounts            141      121      371      376
Other fee income                               107       27      276       54
Other operating income                         118      116      280      195
                                           _______  _______  _______  _______
         Total non-interest income             437      264    1,042      618
                                           _______  _______  _______  _______
NON-INTEREST EXPENSE

Salaries and employee benefits               1,023      773    2,770    2,131
Occupancy expense of bank premises             328      288      906      714
Other operating expenses                       461      377    1,346    1,063
                                           _______  _______  _______  _______
          Total non-interest expense         1,812    1,438    5,022    3,908
                                           _______  _______  _______  _______

See accompanying notes to consolidated financial statements

PART I.  ITEM 1.  -  FINANCIAL INFORMATION

(unaudited)
(Amounts in thousands, except per share data)
________________________________________________________________________________

                                            QUARTER ENDED   NINE MONTH PERIOD
                                            SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                           ________________  ________________
                                             1998     1997     1998     1997
                                             ____     ____     ____     ____
          Income before applicable
            income taxes                       631      706    1,842    2,190

Income tax expense                             181      238      590      748
                                           _______  _______  _______  _______

          Net income                       $   450  $   468  $ 1,252  $ 1,442
                                           _______  _______  _______  _______
Basic earnings per share                   $   .36  $   .38  $  1.01  $  1.17
                                           _______  _______  _______  _______
Diluted earnings per share                 $   .34  $   .36  $   .99  $  1.11
                                           _______  _______  _______  _______































See accompanying notes to consolidated financial statements

PART I. ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                    NINE MONTHS   NINE MONTHS
                                                    ENDED SEPT.   ENDED SEPT.
                                                      30, 1998      30, 1997
                                                      ________      ________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  1,252     $   1,442
Adjustments to reconcile net income to net
  cash provided by operating activities:
       Provision for loan losses                           955           703
       Provision for deferred taxes                          -           (49)
       Deferred compensation expense                       (25)           32
       Depreciation                                        366           235
       Securities (gains) losses                          (115)            7
       Net amortization on securities                      383           163
       (Increase) decrease in interest receivable         (378)         (260)
       (Increase) decrease in other assets                (508)         (264)
       Increase (decrease) in interest, taxes
         and other liabilities                             454           382
                                                     _________     _________

       Net cash provided by operating activities         2,384         2,391
                                                     _________     _________
CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from sale of securities                       8,497         3,426
  Proceeds from maturity of securities                  21,341         5,866
  Purchase of securities                               (44,589)      (19,898)
  Net (increase) decrease in federal funds sold          5,434         7,948
  Net (increase) in loans                              (32,538)      (29,267)
  Premises and equipment expenditures                   (1,358)       (2,170)
                                                     _________     _________
       Net cash used in investing activities           (43,213)      (34,095)
                                                     _________     _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in certificates of deposit               13,332        20,648
  Net increase in demand, savings, and other deposits   16,796         5,646
  Net increase (decrease) in short-term borrowings         164         5,448
  Proceeds from issuance of common stock                    36            85
  Cash dividends paid                                     (123)            -
  Net increase in long-term debt                        11,562             -
                                                     _________     _________
       Net cash provided by financing activities        41,767        31,827
                                                     _________     _________
Net increase in cash and cash equivalents                  938           123

Cash and cash equivalents at beginning of year           7,712         8,008
                                                     _________     _________
Cash and cash equivalents at end of quarter          $   8,650     $   8,131
                                                     _________     _________
See accompanying notes to consolidated financial statements
/TABLE

PART I. ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                     NINE MONTHS   NINE MONTHS
                                                     ENDED SEPT.   ENDED SEPT.
                                                      30, 1998      30, 1997
                                                      ________      ________
Supplemental disclosures of cash flow
 information:
Cash paid during the year for:
  Interest                                           $   9,310     $   7,516

  Income taxes                                       $     638     $     748






































See accompanying notes to consolidated financial statements

PART I.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)
(Amounts in thousands)
________________________________________________________________________________

                                                         Accumulated Other
                     Common Stock                 Retained Comprehensive
                  Shares     Amount    Surplus    Earnings Income (Loss)  Total
                  ______    _______    _______    ________   ________   ________
Balance, 01/01/97  1,222    $ 3,054    $ 5,187    $ 6,394    $   (18)   $14,617

Comprehensive income
Net income             -          -          -      1,442          -      1,442
Net changes in
 unrealized gains
 (losses) on
 investment securities
 available for sale,
 net of taxes          -          -          -          -        149        149
                  ______    _______    _______    _______    _______    _______
Total comprehensive
 income                -          -          -      1,442        149      1,591
                  ______    _______    _______    _______    _______    _______
Dividends paid         -          -          -          -          -          -
Stock options
 exercised             9         23         62          -          -         85
                  ______    _______    _______    _______    _______    _______
Balance, 09/30/97  1,231    $ 3,077    $ 5,249    $ 7,836    $   131    $16,293
                  ______    _______    _______    _______    _______    _______

Balance, 01/01/98  1,232    $ 3,081    $ 5,271    $ 8,346    $   104    $16,802

Comprehensive income
Net income             -          -          -      1,252          -      1,252
Net changes in
 unrealized gains
 (losses) on
 investment securities
 available for sale,
 net of taxes          -          -          -          -        (27)       (27)
                  ______    _______    _______    _______    _______    _______
Total comprehensive
 income                -          -          -      1,252        (27)     1,225
                  ______    _______    _______    _______    _______    _______
Dividends paid
 ($0.10 per share)     -          -          -       (123)         -       (123)
Stock options
 exercised             8         19         (8)         -          -         11
                  ______    _______    _______    _______    _______    _______
Balance, 09/30/98  1,240    $ 3,100    $ 5,263    $ 9,475    $    77    $17,915
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

Note 2.  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 follows:

                                     1998              1997
                                     ____              ____
Balance, January 1                  $ 1,636           $ 1,072
Provision                               955               703
Recoveries                              155                14
Charge-offs                            (841)             (311)
                                    _______           _______
Balance, September 30               $ 1,905           $ 1,478
                                    _______           _______

Note 3.  -  Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:
                                     1998              1997
                                     ____              ____
Tax expense at statutory rate       $   626           $   745
Increase (reduction) in taxes
  resulting from:
Tax exempt interest                     (32)               (8)
Other, net                               (4)               11
                                    _______           _______
Provision for income taxes          $   590           $   748
                                    _______           _______

Note 4.  -  Regulatory Capital

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of September 30, 1998.

Entity                           Tier 1        Tier 2        Leverage
______                           ______        ______        ________
Highlands Bankshares, Inc.       10.58%        12.92%          7.42%
Highlands Union Bank              9.21%        10.12%          6.51%


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

     Results of Operations

Results of operations for the period ended September 30, 1998 reflected net income of $1,252 thousand, a decrease of 13.18% over net income reported for the corresponding period in 1997. Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity from 12.27% for the nine-month period in 1997 to 9.62% for the corresponding period in 1998.

Return on average assets at .59% reflects a decrease from .85% for the comparable 1997 period. These decreases in the profitability ratios over the comparable period are the result of the absorption of the additional costs associated with the opening of a new branch in December of 1997, additional costs relating to the $7.5 million capital issue in January of 1998 and the continued increased funding of the Bank's loan loss reserve.

Net interest income for the nine months ended September 30, 1998 increased 12.39%, approximately $748 thousand over the comparable
1997 period. Average interest-earning assets increased approximately $43.47 million from September 30, 1997 to the current period while average interest-bearing liabilities increased $55.72 million during the same comparative period. The yield on average interest-earning assets increased 19 basis points to 8.40% in 1998 as compared to 8.21% in 1997. The yield on average interest-bearing liabilities increased 13 basis points to 5.39% in 1998 as compared to 5.26% in 1997.

Through the third quarter of 1998, the provision for possible loan losses totaled $955 thousand, a $252 thousand increase from the corresponding period in 1997. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs through the third quarter of 1998 were $686 thousand compared with $297 thousand in 1997. Net charge-offs were .31% of total loans for the nine months ended September 30, 1998 as compared to .16% for the corresponding nine months ended September 30, 1997. Loan loss reserves increased 28.89% to $1,905 thousand for the twelve months ending September 30, 1998. Reserves as of September 30, 1998 represent .85% of total loans versus .80% for the 1997 period.

     Financial Position

Total loans have increased from $184.8 million at September 30, 1997 to $223.9 million at September 30, 1998. The loan to deposit ratio has decreased from 85.59% at September 30, 1997 to 83.77% at September 30, 1998. Loan demand continues at a high pace even with a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $3.2 million at September 30, 1998, or 1.45% of total loans, compared with $942 thousand, at September 30, 1997.

Securities totaled $56.4 million (market value) at September 30, 1998 which reflects an increase of $14.5 million or 34.5% from the September 30, 1997 total of $41.9 million. The majority of this increase is in purchases of adjustable rate securities in order to match the current volatile rate environment. The Corporation has also increased its investments in municipal securities. Securities, as of September 30, 1998, are comprised of obligations of the U.S. Government, approximately 87.38% of the total securities portfolio, municipal issues, approximately 10.31% of the securities portfolio, and equity securities, approximately 2.31% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1998 and 1997.

Total stockholder's equity of the Company was $17.9 million at September
30, 1998, representing an increase of $1.6 million or 9.96% over September 30, 1997. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($8.7 million at September 30, 1998), overnight investment in Federal Funds Sold ($1.8 million at September 30, 1998) and investment securities available for sale ($56.4 million).

Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversation to liquid funds in the event of extraordinary needs.

     Year 2000 Issue

It has been widely publicized that many computer applications will not operate past the year 2000 without modifications. This problem results from the fact that some computer systems store dates in a two digit format (i.e., 98) instead of a four digist format (1998). On January 1, 2000 it is possible that some systems with time sensitive software programs will recognize that year as "00" and may incorrectly interpret the year as 1900 rather than 2000. In the Fall of 1997 the Company adopted a formalized plan of action to minimize the risk of the Year 2000 event. As part of the plan the Company appointed an
<PAGE 11>
internal oversight committee to assess, monitor, and review vendor compliance and certification and to identify clearly all systems and equipment used in day to day operations of the Company that might be affected. This assessment forms the basis for our full remediation and testing process. During 1998, the Company has completed the assessment phase, worked on contingency plans and undertaken steps to verify that all vendors, suppliers and other related business parties will be ready for the year 2000. The Company is currently conducting tests of its mission critical systems including its core application accounting systems and is on track with the FFIEC time frames. The following table identifies each phase and its estimated timetable for completion.

            Phase                              Completed by

1.  Awareness                                September 30, 1997
2.  Assessment                               December 31, 1997
3.  Implementation & Approval                March 31, 1999
4.  Final Review & Approval                  June 30, 1999
5.  Monitoring                               Through Year 2000

The Company has estimated that the total costs directly relating to fixing the Year 2000 issues, such as software modification and system testing, will not have a material effect on the performance of the Company. The Year 2000 budget is currently $100,000. No direct costs (other than human resource hours) have been expensed as of this date. The Company's most reasonable likely worst case Year 2000 scenarios may include failure of a vendor or third party provider - which is beyond the Company's control. In the event a failure occurs - the Company will implement manual contingency systems without serious impact on the Bank's financial condition. As of September 1998, the Company has created several basic contingency plans. Planning efforts will continue during 1998 based on the latest FFIEC guidelines. Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted throughout the organization, all seek to minimize any potential adverse effect on the Company, its customers, or its shareholders.

HIGHLANDS BANKSHARES, INC.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         (a)  N/A

         (b)  N/A

Item 3.  Defaults Upon Senior Securities

         (a)  N/A

         (b)  N/A

Item 4.  Submission of Matters to Vote of Security Holders

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  N/A

         (b)  N/A

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.





Highlands Bankshares, Inc.





Date: November 13, 1998                     /S/ Samuel L. Neese
                                            Samuel L. Neese
                                            Executive Vice President &
                                            Chief Executive Officer
                                            (Duly Authorized Officer)




Date: November 13, 1998                      /S/ James T. Riffe
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)