Form 10-K
period 1998-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 1999-03-30
CIK 1008579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Fiscal Year ended:                                 Commission File
    DECEMBER 31, 1998                                     Number:  430893107


                           HIGHLANDS BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


VIRGINIA                                                   54-1796693
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification Number)

340 WEST MAIN STREET
ABINGDON, VIRGINIA                                        24210-1128
(Address of principal                                     (Zip Code)
executive offices)

Registrant's telephone number, including area code:              (540)628-9181


           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $2.50 PAR VALUE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

As of December 31, 1998, there were 1,246,548 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of Form 10-K into which the documents are incorporated:

(1) Part II incorporates information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

(2) Part III incorporates by reference from the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 12, 1999.

(3) Part IV incorporates by reference from: (i) the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, and (ii) the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 12, 1999.

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

        At December 31, 1998, the Corporation had total assets of $307,764,000, deposits of $272,341,000, and net worth of $18,279,000.

        The Corporation's principal business activities, which are conducted through the Bank, are attracting checking and savings deposits from the general public through its retail banking offices and originating and servicing loans secured by first mortgage liens on single-family dwellings, including condominium units. All of the retail banking offices are located in Virginia. The Corporation also lends funds to retail banking customers by means of home equity and installment loans, and originates residential constructions loans and loans secured by commercial property, multi-family dwellings and manufactured housing units. The Corporation opened an indirect lending department in 1997. The majority of indirect lending originates through new and used car dealerships. The indirect lending portfolio comprises a significant portion of the total consumer loan portfolio. The Corporation invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Corporation are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of checking and savings deposits and borrowed funds.

        The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and its deposit accounts are insured up to $100,000 as applied by FDIC guidelines. The Bank is also a member of the Federal Reserve System, as such, the Bank and the Corporation are subject to the supervision, regulation and examination of the Federal Reserve. As a Virginia state chartered bank the Bank is also subject to supervision, regulation and examination by the Virginia State Corporation Commission.

        The Corporation has two direct subsidiaries as of December 31, 1998. The Bank which was formed in 1985 and Highlands Capital Trust I, a statutory business trust (the "Trust") which was created by the Corporation on January 21, 1998. The Corporation's material assets as of December 31, 1998 include: building and land, approximately $1.4 million; investment securities, approximately $4.2 million; and its investment in subsidiaries, approximately $19.8 million. The Corporation's only material liability is the note payable on the trust preferred debentures issued in January of 1998, $7.5 million.

        The Corporation operates six full service and one express facility throughout Washington County, Virginia, the City of Bristol, Virginia, Marion, Virginia., and Glade Spring, Virginia. The Corporation also operates fifteen off-site ATM's throughout the service areas listed above as well as Russell County and Wythe County, Virginia.

        The results of operations for the fiscal years ended December 31, 1998, 1997, and 1996 ("fiscal year 1998", "fiscal year 1997" and "fiscal year 1996", respectively) reflect the Corporation's strategies of expanding its community banking operations.

        See "Management's Discussion and Analysis" of operations and financial condition, included as part of the Annual Report to Stockholders, for a detailed discussion of certain aspects of the Corporation's business.

                               LENDING ACTIVITIES

RESIDENTIAL MORTGAGE LENDING

        The Corporation's lending policy is generally to lend up to 80% of the appraised value of residential property. The Corporation lends up to 95% of the appraised value with the normal requirement of insurance from private mortgage insurance companies. This insurance normally covers amounts in excess of 80% loan to value up to 95%.
        The in-house residential mortgages are comprised of primarily one, three and five year adjustable rate mortgages and 15 year fixed rate mortgages. Adjustable rate mortgages are indexed to 275 basis points over the average yield on United States Treasury securities adjusted to a constant maturity of one, three or five years. An adjustment limitation (increase or decrease) of 2% per annum applies to the one year adjustable product. A 4% lifetime cap over the life of the loan is included in the one, three and five year adjustable rate mortgages.
        The corporation's existing loan contracts generally provide for repayment of residential mortgage loans over periods ranging from 15 to 30 years. However, such loans normally have remained outstanding for much shorter periods of time as borrowers refinance or prepay their loans through the sale of their homes.
        Most of the Corporation's residential mortgage loans have "due on sale" clauses which allows the creditor the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property. Most of the Corporation's residential mortgage loans are not assumable.
        Mortgage loans exceeding $450,000 but less than $750,000 must be approved by the loan committee of the Board of Directors. Mortgage loans in excess of $750,000 must be approved by the Board of Directors.
        All of the Corporation's mortgage lending is subject to loan origination procedures established by the Board of Directors. Most originations require a property valuation by state licensed appraisers, for a fee, approved by the Board of Directors. Loan applications are obtained to determine the borrowers ability to repay. Significant items are verified through the use of credit reports, financial statements, etc.
        It is generally the Corporation's policy to require title insurance on first mortgage loans in excess of $100,000 (lower where deemed necessary). It is also the Bank's general policy to require an attorney's opinion statement on all first mortgage deeds of trust. Fire and casualty insurance (extended coverage) is generally required on all property serving as security for these loans. Hazard insurance and flood insurance (where required) is generally provided by customer prior to closing of the loan. The borrower is generally responsible for paying insurance premiums and real estate taxes.
        Federal regulations allow the Corporation to originate loans on real estate within the State of Virginia, and within limits, to originate and purchase loans or loan participations secured by real estate located in any part of the United States. During fiscal year 1998 the Corporation's primary lending area was Washington County, Virginia , the City of Bristol, Virginia, and Smyth County, Virginia.
        Residential loan originations come from many sources. Some of these sources include existing customers, walk-in applications, referrals from real estate brokers and others.
        Federal regulation limits loans to one borrower to a maximum of 15% of unimpaired capital and unimpaired surplus of the Bank.
        The Corporation receives fees in addition to interest in connection with real estate loan originations, loan modifications, late payments, etc. Income from these activities varies from period to period depending on the volume and type of loan made. Although not a significant portion of the Corporation's income, late charges are received when monthly payments are delinquent but are later paid.
        The Corporation also offers secondary market fixed rate mortgages with terms up to 30 years and up to 95% loan to value. These loans and servicing rights are generally sold immediately into the secondary market and fees received booked into income. These loans must meet certain criteria generally set by the secondary market and are not a significant portion of the Bank's residential mortgage activity.
        Residential mortgages, including equity lines of credit, made up approximately 36.99% of the loan portfolio as of December 31, 1998.

CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING

        The Corporation generally makes construction loans for periods up to one year on residential and commercial real estate property. These loans are for interim financing and are either paid off or converted to permanent financing when completed. At December 31, 1998 outstanding construction loans (net of undisbursed funds) totaled $2,156,000. These loans are generally made at 80% or less of appraised value at completion. Funds are advanced as the project is completed after an inspection by a staff inspector or the appraiser as deemed appropriate. These loans are made based on established corporate underwriting standards. Most of these construction loans are one to four family dwellings. The Corporation generally charges a 1% origination fee on these construction loans in addition to applicable interest.
        Loans on commercial properties, multi-family dwellings, and apartment buildings are typically made at 75% to 80% of the appraised value. These loans totaled $46,097,000 or 19.75% of total loans held for investment at December 31, 1998.
        Commercial and construction loans, by nature, entail additional risk as compared to residential mortgage lending. They are generally more complex and involve larger balances than typical residential mortgages. Payments are typically dependent upon successful operation of a related real estate project or business as compared to individual earnings on most residential mortgages. Therefore, the market risk is somewhat greater. Construction delays, cost overruns or the inability of the contractor to sell the finished product add an element of risk to such lending.

CONSUMER LENDING

        The Corporation offers other types of loans in addition to real estate mortgage and construction loans. Consumer loans of many types are offered by the Corporation. Some of these loans are loans to purchase automobiles, boats, recreational vehicles and manufactured housing, as well as other secured and unsecured consumer loans. The Corporation further makes loans secured by savings accounts at 2% above the rate of the savings instrument. The terms generally do not exceed ten years for manufactured housing loans and five years on other consumer loans. Outstanding consumer loans at December 31, 1998 were $70,137,000.

COMMERCIAL AND AGRICULTURE NON-REAL ESTATE LOANS

        The Corporation also makes commercial (including agriculture) non-real estate loans. These loans in general have higher risk associated with them than real estate loans. They are generally secured by inventory, equipment, accounts receivable, etc., or unsecured in some cases backed by appropriate financial condition as per the underwriting standards of the Corporation. Agriculture loans are generally secured by machinery, equipment, other miscellaneous assets or unsecured in keeping with the underwriting standards of the Corporation. The timely pay back is dependent upon the successful operation of the business or farm. The outstanding balance of non-real estate commercial loans was $24,240,000 at December 31, 1998 and the outstanding balance of non-real estate agriculture loans was $2,821,000 at December 31, 1998.

                                   INVESTMENTS

INVESTMENT SECURITIES

        The Corporation invests in mortgage-backed securities, agency notes and bonds, collateralized mortgage obligations (CMO's), municipal bonds, equity securities and United States Treasury Notes.

        A substantial portion of the mortgage-backed security portfolio consists of securities that are either insured or guaranteed by FHLMC, FNMA or GNMA. Guaranteed securities are more liquid than individual mortgage loans. At December 31, 1998 the Corporation's mortgage-backed securities portfolio had a carrying value of $37,918,000 or 12.32% of total assets compared to $36,424,000 or 14.10% of total assets at December 31, 1997. Amortized costs of mortgage-backed securities were $38,077,000 at December 31, 1998 and $36,299,000 for the comparable 1997 period. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.

        The Corporation also holds investments in CMO's with a market value at December 31, 1998 of $7,873,000 and amortized cost of $7,886,000 compared to a market value of $480,000 and amortized cost of $476,000 at December 31, 1997.

        The Corporation had $0 and $1,503,000 invested in United States Treasury Notes at December 31, 1998 and 1997 respectively. These investments represented approximately 0.00% and 0.58% of total assets at those dates.

        The Corporation had $2,765,000 and $1,486,000 in United States Government-sponsored Agency Obligations at December 31, 1998 and 1997 respectively. These investments represent approximately 0.90% and 0.57% of total assets at those dates.

        The Corporation holds the following equity investments: Federal Reserve Bank Stock of $295,400 and $248,150 as of December 31, 1998 and 1997 respectively; Federal Home Loan Bank Stock of $950,900 and $781,000 for the same dates as above; and Community Bankers' Bank Stock of $54,750 and $54,750 for the same dates as above.

        The Corporation also holds investments in municipal bonds of $759,000 and $972,000 as of December 31, 1998 and 1997 respectively. These investments represented approximately 0.25% and 0.38% of total assets at those dates.

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

                                SOURCES OF FUNDS

GENERAL

        Deposit accounts have traditionally been the principal source of the Corporation's funds for use in lending and for other general business purposes. In addition to deposits, the Corporation derives funds from loan repayments, repayments from securities, FHLB advances and loan participation sales. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities.

DEPOSIT ACTIVITIES

        The Corporation, in its continuing effort to remain a competitive force in its markets, offers a wide variety of deposit services, with varied maturities, minimum-balance requirements and market-sensitive interest rates that are attractive to all types of depositors. The Corporation's deposit products include checking accounts, statement savings accounts, money market deposit accounts, negotiable orders of withdrawal accounts, individual retirement accounts and certificates of deposit accounts. The Corporation is able to offer a broad array of products that are consistent with current Federal Reserve regulations, and as a major result, the Corporation's deposit portfolio is, for the most part, sensitive to general market fluctuations.

The following table sets forth the various types of accounts offered by the Corporation at December 31, 1998:

                            Weighted
                            Average               Minimum       Amount
                            Interest              Balance       In                % of
Type of Account             Rate        Term      Deposit       Thousands         Total
---------------             ----        ----      -------       ---------         -----

Checking Account            0.00%       none     $ 100.00       $  36,187        13.29%
Interest Checking           3.51        none       100.00          14,888         5.47
Passbook Accounts           4.00        none        25.00          35,640        13.09
Money Market
    Deposit Accounts        3.78        none       500.00           7,048         2.59
Christmas Club Accts        4.04        none         5.00              36         0.00
Individual Retirement
    Accounts                6.53        various    500.00          25,217         9.26
Certificates of Deposit
    Accounts                5.82        various    500.00         153,325        56.30
                                                                ---------      -------

Totals                                                           $272,341       100.00%
                                                                 --------       -------

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

        The following table sets forth information relating to the Corporation's deposits flows during the years indicated.

                                            Years Ended December 31
(In Thousands)                             1998      1997      1996
--------------                             -----     ----      ----
Increase (decrease) in deposits before
   interest credited back to accounts    $ 28,880   $ 41,924   $ 38,054
Interest credited back to accounts          6,815      5,251      4,090
                                         --------   --------   --------
Net increase in deposits                   35,695     47,175     42,144
                                         --------   --------   --------
Total deposits at year end               $272,341   $236,646   $189,471
                                         --------   --------   --------


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

        The Bank also has established credit arrangements with several of it's correspondent banks. At December 31, 1998 the Bank had approximately $52,592,000 of unused lines of credit, including FHLB unused lines of credit, to fund any necessary cash requirements.

        The following table sets forth certain information as to the Corporation's advances and other borrowings at the dates indicated. See Notes 8, 9 and 14 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for information as to rates, maturities, average balances and maximum amounts outstanding.

                                                 December 31
(In Thousands)                         1998      1997      1996
--------------                         ----      ----      ----
Advances from FHLB                    $ 6,643   $ 1,786   $ 1,929
Guaranteed preferred beneficial
  interests in corporation's junior
  subordinated debt securities          7,500       -0-       -0-
Other borrowings                          120       828       -0-
                                      -------   -------   -------
          Total borrowings            $14,263   $ 2,614   $ 1,929

                                    EMPLOYEES

        The Corporation at December 31, 1998, had 143 full time employees. None of these employees are represented by a collective agent, and the Corporation believes its employee relations are excellent.

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

                                  SUBSIDIARIES

        The Corporation was incorporated in Virginia in 1995 to serve as the holding company for the Bank. The Bank is a state chartered bank with principal offices in Abingdon, Virginia. The Bank was incorporated in 1985 under the laws of the Commonwealth of Virginia. The Corporation formed a statutory business trust, Highlands Capital Trust I, in January of 1998 to issue trust preferred securities in order to raise additional capital.

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

FEDERAL AND STATE LAWS AND REGULATIONS

        Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Corporation and it's subsidiary.

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

        The Bank met the requirements at December 31, 1998 to be classified as "adequately capitalized". This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Corporation's overall financial condition.

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

OTHER

        For federal income tax purposes, the Corporation reports its income and expenses on the accrual basis method of accounting and uses a year ending December 31 for filing its income tax returns. The Corporation may generally carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years.

        The Commonwealth of Virginia imposes an income tax on corporations domiciled in the state. The Virginia taxable income is based on the federal taxable income with certain adjustments for interest and dividend income on obligations of securities of the United States and states other than Virginia. The tax rate is 6% of taxable income.

        See Note 6 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for additional information regarding the income taxes of the Company.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL



                                                                  Year Ended December 31,
                                       1998                                1997                          1996
                                                                (Dollars in Thousands)

                           AVERAGE                YEILD/     AVERAGE                YIELD/  AVERAGE                YIELD/
                           BALANCE    INTEREST    RATE       BALANCE     INTEREST   RATE    BALANCE     INTEREST   RATE
                           -------    --------    ----       -------     --------   ----    -------     --------   ----
     ASSETS
Interest earning assets
 (taxable-equivalent
  basis (1) :

Loans (net of un-
  earned discount) (2)     $213,069   $ 19,618      9.21%    $175,542     $16,249     9.26%   $131,449   $ 12,326     9.38%
Securities (3)               56,757      3,057      5.39       38,158       2,363     6.19      34,350      2,082     6.06
Federal funds sold            4,250        222      5.22        3,244         169     5.20       3,822        204     5.33
                           --------   --------    ------     --------    --------   ------    --------   --------   ------


Total interest-earning
  assets                   $274,076   $ 22,897      8.35%    $216,944    $ 18,781     8.66%   $169,621   $ 14,612     8.61%
                           --------   --------    ------     --------    --------   ------    --------   --------   ------

     LIABILITIES
Interest-bearing
  liabilities :

Savings & time dep.        $226,142   $ 12,336      5.46%    $181,846    $ 10,099     5.55%   $142,331   $  7,714     5.42%
Other interest-bearing
  liabilities                13,933      1,065      7.64        3,366         222     6.59       1,803        108     5.99
                           --------   --------    ------     --------    --------   ------    --------   --------   ------


Total interest-bearing
  liabilities              $240,075   $ 13,401      5.58%    $185,212    $ 10,321     5.57%   $144,134   $  7,822     5.43%
                           --------   --------    ------     --------    --------   ------    --------   --------   ------

Net interest income                   $  9,496                           $  8,460                        $  6,790
Net margin on int.
  earning assets on a
  tax equivalent basis                              3.46%                             3.90%                           4.00%
Average interest
  spread                                            2.77%                             3.09%                           3.18%


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

                                                       1998 Compared to 1997                     1997 Compared to 1996

                                        INCREASE         INCREASE                         INCREASE        INCREASE
                                     (DECREASE) DUE   (DECREASE) DUE                   (DECREASE) DUE  (DECREASE) DUE
                                      TO CHANGE IN     TO CHANGE IN     NET INCREASE    TO CHANGE IN    TO CHANGE IN    NET INCREASE
Increase (Decrease) in                   VOLUME            RATE          (DECREASE)       VOLUME            RATE         (DECREASE)
----------------------                   ------            ----          ----------       ------            ----         ----------
INTEREST INCOME
Securities .........................     $ 1,148         $  (454)         $   694         $   278          $     3          $   281
Federal funds sold .................          52               1               53             (36)               1              (35)
Loans ..............................       3,474            (105)           3,369           4,135             (212)           3,923
                                         -------         -------          -------         -------          -------          -------

Total Income Change ................     $ 4,674         $  (558)         $ 4,116         $ 4,377          $  (208)         $ 4,169
                                         -------         -------          -------         -------          -------          -------


INTEREST EXPENSE
Savings and time
   deposits ........................     $ 2,441         $  (204)         $ 2,237         $ 2,377          $     8          $ 2,385
Other interest-bearing
   liabilities .....................         697             146              843             113                1              114
                                         -------         -------          -------         -------          -------          -------

Total Expense Change ...............     $ 3,138         $   (58)         $ 3,080         $ 2,490          $     9          $ 2,499
                                         -------         -------          -------         -------          -------          -------

Increase (Decrease) in
   Net Interest Income .............     $ 1,536         $  (500)         $ 1,036         $ 1,887          $  (217)         $ 1,670
                                         -------         -------          -------         -------          -------          -------

INVESTMENT PORTFOLIO

        The following table presents the maturity distribution, market value, book value and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 1998.

                             (Dollars in Thousands)

                                          One Year        Five Years
                          Within One      Through          Through        After Ten                     Total Book        Market
                             Year        Five Years       Ten Years         Years         Yield           Value            Value
                             ----        ----------       ---------         -----         -----           -----            -----

U.S.T.N.'s ........         $     0         $     0         $     0         $     0            0%         $     0         $     0
U.S. Gov Agency ...             282           4,665           4,513          39,809         5.37           49,425          49,269
State & Muni's ....               0               0             305             454         6.85              754             759
Other .............               0               0               0           1,327         6.44            1,327           1,327
                            -------         -------         -------         -------         ----          -------         -------
  TOTAL ...........         $   282         $ 4,665         $ 4,818         $41,590         5.39          $51,506         $51,355
                            -------         -------         -------         -------         ----          -------         -------

LOAN PORTFOLIO

        The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31, 1998 for each of the past three years:

                                  December 31,
                             (Dollars in thousands)

                               1998                           1997                             1996

  Description        Amount         Percentage       Amount        Percentage         Amount        Percentage
  -----------        ------        ----------        ------        ----------         ------        ----------

Commercial          $ 24,235          10.38%         $ 24,395          12.71%         $ 20,365          13.14%
Real Estate          136,184          58.37           104,818          54.59           101,491          65.50
Consumer              70,132          30.05            59,653          31.07            30,128          19.44
Other                  2,821           1.20             3,139           1.63             2,967           1.92
                    --------         ------          --------         ------          --------         ------
  Total             $233,372         100.00%         $192,005         100.00%         $154,951         100.00%
                    --------         ------          --------         ------          --------         ------



        The following table shows the maturity of loans outstanding, inclusive of contractual amortization as of December 31, 1998. Loans are classified based upon the period in which the final payment is due.

                                December 31, 1998
                             (Dollars in Thousands)


                                Within One               After One But              After Five
                                  Year                 Within Five Years              Years
                                  ----                 -----------------              -----
                          Fixed        Floating       Fixed      Floating       Fixed        Floating
                          Rate           Rate         Rate         Rate          Rate          Rate           Total
                          ----           ----         ----         ----          ----          ----           -----
Commercial              $  6,054      $  5,418      $ 10,917      $    804      $  1,006      $     36      $ 24,235
Real Estate               16,884         4,101        45,953         6,856        17,395        44,995       136,184
Consumer                  20,911           797        46,617            18         1,739            50        70,132
Other                      1,227           973           503           118             0             0         2,821
                        --------      --------      --------      --------      --------      --------      --------
Total                   $ 45,076      $ 11,289      $103,990      $  7,796      $ 20,140      $ 45,081      $233,372
                        --------      --------      --------      --------      --------      --------      --------

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

        The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. As of the three periods ended December 31, 1998, 1997 and 1996, non-accrual loans amounted to $1,396,000, $888,000 and $96,000, respectively. Interest income lost on non-accruing loans was approximately $146,000, $71,000, and $6,000 for December 31, 1998, 1997, and 1996 respectively.

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

        The following table presents the Corporation's loan loss experience for the past three years:


                            Years Ended December 31,
                             (Dollars in Thousands)

                                                   1998           1997           1996
                                                   ----           ----           ----

Allowance for loan losses at
   beginning of year                              $  1,636       $  1,072       $    908

Loans charged off:
    Commercial                                         270             42            170
    Real Estate                                          0              0              0
    Consumer                                           786            470             85
    Other                                                0              0              0
                                                  --------       --------       --------
    Total                                         $  1,056       $    512       $    255
                                                  --------       --------       --------

Recoveries of loans previously charged off:
    Commercial                                    $     41              6             32
    Real Estate                                          0              0              0
    Consumer                                           157             68             13
    Other                                                0              0              0
                                                  --------       --------       --------
    Total                                         $    198       $     74       $     45
                                                  --------       --------       --------
Net loans charged off                             $    858       $    438       $    210
Provision for loan losses                            1,230          1,002            374
                                                  --------       --------       --------
Allowance for loan losses end of year             $  2,008       $  1,636       $  1,072
                                                  --------       --------       --------
Average total loans (net of unearned income)      $213,069       $175,542       $131,449
Total loans (net of unearned
    income) at year-end                           $233,372       $192,005       $154,951

Ratio of net charge-offs to average loans            0.403%         0.249%         0.160%
Ratio of provision for loan losses to
    average loans                                    0.577%         0.571%         0.285%
Ratio of provision for loan
    losses to net charge-off                       143.357%       228.770%       178.100%
Allowance for loan losses to
    year-end loans                                   0.860%         0.852%         0.690%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

        The following table provides an allocation of the allowance for loan losses as of December 31, 1998


                          Year Ended December 31, 1998
                        Percent of Loans on each category

                             (Dollars in Thousands)

                            Allowance for    Percentage of      Percentage of
                             Loan Loss      Total Loan Loss      Total Loans
                             ---------      ---------------      -----------
Commercial                    $  503             25.05%             10.38%
Real Estate                      118              5.88              58.37%
Consumer                       1,384             68.92              30.05
Other                              3              0.15               1.20
                              ------            ------             ------
   Total                      $2,008            100.00%            100.00%
                              ------            ------             ------



DEPOSITS

        The following table provides a breakdown of deposits at December 31 for the years indicated is as follows:

                                                      December 31,
                                                 (Dollars in Thousands)
                                             1998        1997         1996
                                             ----        ----         ----

Non-interest bearing demand deposits        $36,187     $30,930      $26,003
Interest bearing demand deposits             21,936      15,065       13,378
Savings deposits                             35,640      26,808       21,930
Time deposits                               178,578     163,843      128,160
                                            -------     -------      -------

   Total Deposits                           $272,341    $236,646     $189,471
                                            --------    --------     --------


        The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                                        Year Ended December 31,
                                                        (Dollars in Thousands)

                                         1998                     1997                   1996
                                         ----                     ----                   ----
                                  Amount       Rate         Amount      Rate       Amount        Rate
                                 ------       ----         ------      ----       ------        ----
Non-interest bearing
   demand deposits               $ 33,671      0.00%      $ 28,177      0.00%      $ 22,566      0.00%
Interest-bearing demand
   deposits                        18,239      3.60         14,029      3.58         12,566      3.60
Savings deposits                   32,681      4.00         24,600      4.00         20,516      4.01
Time deposits                     175,222      5.92        143,217      6.01        109,249      5.89
                                 --------     -----       --------      ----       --------      ----
   Total                         $259,813                 $210,023                 $164,897
                                 --------                 --------                 --------

        The remaining maturities of time deposits at December 31, 1998 are as follows (in thousands) :



        Maturity

        3 months or less....................................$  37,373
        Over 3 through 12 months............................   87,916
        Over 12 months......................................   53,289
                                                             --------
             Total                                           $178,578
                                                             ========


INTEREST RATE SENSITIVITY ANALYSIS

        The following table provides the maturities of investment securities, loans, and deposits as of December 31, 1998, and measures the interest rate sensitivity gap for each range of maturity indicated: The amounts below also reflect various prepayment assumptions.

                                December 31, 1998
                             (Dollars in Thousands)
                                    Maturing


                                        Within One     After One But    After Five
                                           Year      Within Five Years    Years         Total
                                           ----      -----------------    -----         -----
ASSETS
Interest-bearing
   Investment Securities                 $  28,882       $  13,004      $   9,469       $  51,355
   Fed Funds Sold                            1,670                                          1,670
      Loans                                 97,629         123,250         10,484         231,363
Noninterest-bearing
   Other Assets                             10,819               0         12,557          23,376
                                         ---------       ---------      ---------       ---------
Total Assets                             $ 139,000       $ 136,254      $  32,510       $ 307,764
                                         ---------       ---------      ---------       ---------

LIABILITIES AND SHARE-
   HOLDERS' EQUITY
Interest-bearing
   All Interest-bearing Deposits         $ 149,519       $  81,606      $   5,029       $ 236,154
   Other Interest-bearing Liab.                666             600         13,500          14,766
Noninterest-bearing
   Demand Deposit Non-Interest              24,754          11,433              0          36,187
   Other Liabilities                         2,015               0            363           2,378
   Shareholders' Equity                          0               0         18,279          18,279
                                         ---------       ---------      ---------       ---------
Total Liabilities and Shareholders'
   Equity                                $ 176,954       $  93,639      $  37,171       $ 307,764
                                         ---------       ---------      ---------       ---------
Interest Rate Sensitivity GAP            $ (37,954)      $  42,615      $  (4,661)      $       0

RETURN ON EQUITY AND ASSETS

        The following table highlights certain ratios for the periods indicated:


                                                        Year Ended December 31,
                                                              (Percentage)

                                                      1998        1997      1996
                                                      ----        ----      ----
Net income to:
   Average total assets                                0.61       0.84       0.97
   Average shareholders' equity                       10.06      12.53      13.01

Dividend payout ratio (dividends declared per
   share divided by net income per share)              6.93       0.00       0.00

Average shareholders' equity to average total
   assets ratio                                        6.02       6.73       7.46

ITEM 2. PROPERTIES

        The Corporation's and the Bank's main offices are located at 340 W. Main Street, Abingdon, Virginia. The main office is a two story brick structure owned by the Bank. The Bank utilizes the entire structure for its day to day operations. Attached to the main office is a four lane drive thru facility constructed in 1998. The new drive thru replaced an older unit which was detached from the main office's structure. The main office opened for operations in 1985. In addition, the Bank has three other branch locations within Washington County, Virginia. The East Abingdon branch is a one story brick facility located at 24412 Maringo Road which operates as a full service branch. The branch was completed and opened for operation in 1993. The West Abingdon location operates as an "express facility." This location contains four drive thru lanes and a walk-up window. This is a limited service facility. The West Abingdon Express branch was completed and opened for operations in 1994 and is located at Exit 14, I-81, Jonesboro Road, Abingdon, Virginia. During 1998, the Bank constructed and placed in service a two-story brick building located at 506 Maple Avenue, Glade Spring, Virginia. The Glade Spring Office is a full service location with four drive thru lanes. The Bank also has two full service branch locations within the City of Bristol, Virginia. The East Bristol office is located at 999 Old Airport Road, Bristol, Virginia. This is a two story brick building with interior customer loan and deposit areas as well as a four lane drive thru unit. The office was completed and opened for operations in 1988. The Commonwealth office is located at 821 Commonwealth Avenue, Bristol, Virginia. This is a two story block building with full service customer service areas and a four lane drive thru facility. The Bank also operates its dealer finance division out of the Commonwealth office. This office was completed and opened for operations in 1995. The Bank also has a full service branch at 1425 North Main Street , Marion, Virginia. The branch was placed in service in December of 1997. It is a two story brick building and operates as a full service branch. The Marion office has two drive thru lanes. There is also an ATM located approximately 1/2 mile from the branch on North Main Street. The ATM resides on property purchased by the Bank in 1997. All of the Bank's branch locations except Marion have an on premises ATM. All branch properties are owned by the Bank and are free of liens. In September 1998, the Bank acquired the adjacent building to its Commonwealth office to facilitate future expansion. This is a one story brick structure, located at 801-805 Commonwealth Avenue, Bristol, Virginia and is currently leased. A note payable to the sellers was executed and is secured by a first deed of trust. The balance on the note as of December 31, 1998 was approximately $120,000. Also during 1998, the Bank initiated an off premises ATM program. Throughout 1998, 15 offsite ATMs were purchased and installed throughout the Bank's market areas. Three machines were placed in Bristol, Virginia; five were installed in Washington County, Virginia; one in Russell County, Virginia; five in Smyth County, Virginia, and one in Wythe County, Virginia. All machines are free of liens.

        The Corporation acquired a commercial building during 1997 which is located at 266 West Plumb Alley, Abingdon, Virginia. The building is a two story concrete structure which was originally constructed by another bank for use as an operations center. The Corporation assumed the lease of the building's current tenants. The second floor of the structure is leased to third parties. During 1997, the Corporation entered into a leasing arrangement with its subsidiary to lease the first floor to be used for its operations center. Currently, the bookkeeping, proof, accounting, shareholder services, human resources, internal audit and training departments are located there. The West Plumb Alley property is free of liens. Also during 1998, the Corporation purchased the adjacent property to the operations center. The property purchased is a one story brick structure which is currently leased. It is management's intention to utilize the property as growth continues. The property is owned free and clear of all liens.

ITEM 3. LEGAL PROCEEDINGS

        The Corporation is not involved in any pending legal proceedings, other than non-material legal proceedings undertaken in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established trading market for the stock of Highlands Bankshares, Inc.. At December 31, 1998 the Corporation has approximately 994 stockholders of record. The Corporation acts as it's own registered Stock Transfer Agent, without charging a transfer fee, ensuring that all applicable federal guidelines relating to stock transfers are enforced. The Corporation maintains a list of individuals who are interested in purchasing it's common stock and connects these people with stockholders' who are interested in selling their stock. These parties negotiate the per share price independent of the Corporation. The stock transfer agent of the Corporation attempts to keep a record of what the stock sales are trading at by asking the parties about the trade price per share. Please refer to the table below entitled Common Stock Performance for a breakdown of the trades for the four quarters of 1998. It is the opinion of management that this range accurately reflects the market value of the Corporations common stock at the present time.

                Common Stock Performance-December 31 1998

                             High                Low          Quarterly Average
                             ----                ---          -----------------
First Quarter               $32.00              $29.00              $30.53

Second Quarter              $31.67              $30.00              $30.56

Third Quarter               $30.00              $30.00              $30.00

Fourth Quarter              $32.00              $30.00              $31.00


        The Corporation's and the Bank's Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition and capital requirements and upon general business conditions. The Corporation declared and paid cash dividends of $123,000 or $0.10 per share during 1998.

        At December 31, 1998, there were approximately 994 holders of the Corporation's common stock (based on the number of record holders as of that date).

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth certain selected consolidated financial data for the past five years.

                            Years Ended December 31,
                  (Dollars in thousands, except per share data)



                                           1998         1997          1996          1995         1994
                                           ----         ----          ----          ----         ----
Income Statement Amounts:
   Gross interest income                $ 22,897     $ 18,781     $  14,612      $  11,585     $ 8,425
   Gross interest expense                 13,401       10,321         7,822          6,161       3,985
   Net interest income                     9,496        8,460         6,790          5,424       4,440
   Provision for possible loan
     Losses                                1,230        1,002           374            143         120
   Net interest income after
     provision                             8,266        7,458         6,416          5,281       4,320
   Other operating income                  1,367          842           644            488         425
   Other operating expense                 6,962        5,382         4,439          3,541       3,004
   Income before income taxes
     and other items                       2,671        2,918         2,621          2,228       1,741
   Income taxes                              896          966           857            779         581
   Income before cumulative
     effect of change in
     accounting principles                 1,775        1,952         1,764          1,449       1,160
   Cumulative effect of change
     in accounting principles                -0-          -0-           -0-            -0-         -0-
   Net income                           $  1,775     $  1,952     $   1,764      $   1,449       1,160

Per Share Data (1):

   Net income per share                 $   1.44     $   1.59     $    1.45      $    1.19     $   0.96
   Cash dividends per share                  .10          -0-           -0-            -0-          -0-
   Book value (at year end)                14.66        13.64         11.97          10.52         8.43

Balance Sheet Amounts (at year-end):

   Total assets                         $307,764     $258,236     $ 207,739      $ 162,543     $128,749
   Total loans (net of unearned
     income)                             233,371      192,005       154,951        113,743       93,738
   Total deposits                        272,341      236,646       189,471        147,327      117,314
   Long-term debt                          6,763        2,614         1,929            -0-          -0-
      Guaranteed preferred
         beneficial interests in
         junior subordinated debt
         securities                        7,500
   Total equity                           18,279      16,802         14,617         12,812       10,243

        (1) Adjusted for 1995 two-for-one stock split, 1992 25% stock dividend and 1990 20% stock dividend.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company's plan for addressing Year 2000 is discussed in the 1998 Annual Report to stockholders. The Company has budgeted $100,000 to implement its plan relating to Year 2000. Other information required herein is incorporated by reference from pages 8 to 12 of the Annual Report to Stockholders for the fiscal year ended December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required herein are incorporated by reference from pages 20 to 40 of the Annual Report to Stockholders for the fiscal year ended December 31,1998.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required herein is incorporated by reference to "The Board of Directors", "Executive Officers Who Are Not Directors", "Security Ownership of Certain Beneficial Owners" and "Compliance With Filing Requirements Under the Securities Exchange Act of 1934" contained in the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION

        The information required herein is incorporated by reference to "Remuneration" contained in the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be subsequently filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required herein is incorporated by reference to "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" contained in the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be subsequently filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required herein is incorporated by reference to "Indebtedness of Management" contained in the definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders to be subsequently filed.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) The following financial statements are incorporated by reference into Item 8 hereof from Exhibit 13 hereof:

                Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

                Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1998

                Consolidated Statements of Stockholder's Equity for each of the years in the three year period ended December 31, 1998

                Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998

                Notes to Consolidated Financial Statements for December 31, 1998, 1997 and 1996

                Independent Auditors' Report

        (a)(2) There are no financial statement schedules required to be filed herewith

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

                                            HIGHLANDS BANKSHARES, INC.

Date:  March 26, 1999                       BY:___________________________
                                                  Samuel L. Neese
                                                  Executive Vice President and
                                                  Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.

               Signature                                  Title

/S/ James D Morefield      03-26-99
------------------------------------
James D. Morefield           Date        Chairman of the Board, and Director


/S/ James D. Morre, Jr.    03-26-99
------------------------------------
Dr. James D. Moore, Jr.      Date        President


/S/ J. Carter Lambert      03-26-99
------------------------------------
J. Carter Lambert            Date        Vice Chairman


/S/ Samuel L. Neese        03-26-99
------------------------------------
Samuel L. Neese              Date        Executive Vice President, and Chief
                                         Executive Officer

/S/ James T. Riffe         03-26-99
------------------------------------
James T. Riffe               Date        Executive Vice President and Cashier


/S/ William E. Chaffin     03-26-99
------------------------------------
William E. Chaffin           Date        Director


/S/ V. D. Kendrick         03-26-99
------------------------------------
V.D. Kendrick                Date        Director


/S/ Clydes B. Kiser        03-26-99
------------------------------------
Clydes B. Kiser              Date        Director


/S/ Charles P. Olinger     03-26-99
------------------------------------
Charles P. Olinger           Date        Director


/S/ William J. Singleton   03-26-99
------------------------------------
William J. Singleton         Date        Director


/S/ H. Ramsey White, Jr.   03-26-99
------------------------------------
Dr. H. Ramsey White, Jr.     Date        Director

                           HIGHLANDS BANKSHARES, INC.
                                        &
                              HIGHLANDS UNION BANK

                               BOARD OF DIRECTORS

                                 J.D. MOREFIELD
                                    Chairman

J. CARTER LAMBERT                              DR. JAMES D. MOORE, JR.
Vice Chairman                                  President

WILLIAM E. CHAFFIN                             V.D. KENDRICK
CLYDES B. KISER                                CHARLES P. OLINGER
WILLIAM J. SINGLETON                           DR. H. RAMSEY WHITE, JR., DDS

                           HIGHLANDS BANKSHARES, INC.
                                        &
                              HIGHLANDS UNION BANK


                                BOARD COMMITTEES

LOAN COMMITTEE                AUDIT COMMITTEE              INVESTMENT COMMITTEE
--------------                ---------------              --------------------
WILLIAM E. CHAFFIN            V.D. KENDRICK                J.D. MOREFIELD
J.D. MOREFIELD                J. CARTER LAMBERT            JAMES D. MOORE, JR.
JAMES D. MOORE, JR.           CHARLES P. OLINGER           CHARLES P. OLINGER
CHARLES P. OLINGER            H. RAMSEY WHITE, JR.
H. RAMSEY WHITE, JR.          WILLIAM E. CHAFFIN
                              WILLIAM J. SINGLETON

PERSONNEL/COMPENSATION        APPRAISAL COMMITTEE          BUILDING COMMITTEE
----------------------        --------------------         ------------------
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


                           HIGHLANDS BANKSHARES, INC.
                                    OFFICERS

DR. JAMES D. MOORE, JR.   SAMUEL L. NEESE              JAMES T. RIFFE
PRESIDENT                 EXECUTIVE VICE PRESIDENT &   EXECUTIVE VICE PRESIDENT
                          CHIEF EXECUTIVE OFFICER      CHIEF OPERATING OFFICER

W. CLARK HUTTON           ROBERT M. LITTLE, JR.        JAMES R. EDMONDSON
SENIOR VICE PRESIDENT,    CONTROLLER                   ASSISTANT CONTROLLER
SENIOR LOAN OFFICER


MELINDA S. BISHOP         MONICA M. ANDERSON
SENIOR INTERNAL AUDITOR   INTERNAL AUDITOR

                              HIGHLANDS UNION BANK
                                    OFFICERS

                            JAMES D. MOORE, JR., M.D.
                                    President

        SAMUEL L. NEESE                         JAMES T. RIFFE
        Executive Vice President,               Executive Vice President,
        Chief Executive Officer                 Chief Operations Officer

C. B. HALE                   Business Development Officer, CRA Outreach Officer
W. CLARK HUTTON              Senior Vice President, Senior Loan Officer
GARY L. DUTTON               Vice President, Senior Loan Officer Washington and Smyth Counties
C. WAYNE PERRY               Vice President, Credit Review, Compliance Officer, Branch Administration
TIM L. ROBINSON              Vice President, Senior Loan Officer City of Bristol
ROBERT M. LITTLE, JR.        Controller, Stock Registrar
JAMES R. EDMONDSON           Vice President, Accounting
CHRISTINE S. ELDRETH         Vice President, Manager of Commercial Loan Operations
EDWARD T. FARMER             Vice President, Operations Officer, P. C. Coordinator
CURTIS B. FLEENOR            Vice President, Manager of Main Office Consumer Lending
LYNDA S. HAYS                Vice President, Financial Services Manager
CHARLES E. HOLMES            Vice President, Commercial Loan Officer
BETH A. MOREFIELD            Vice President, Dealer Finance Manager
M. SULEEN REEDER             Vice President, Mortgage Loan Officer, Manager of Mortgage Loan Operations
DAVID O. RHEA                Vice President, Commercial Loan Officer
DARLENE M. ROSE              Vice President, Manager of Consumer Loan Operations
MARIE F. SHY                 Vice President, Branch Manager
JOHN W. SNODGRASS            Vice President, Branch Manager
MONICA M. ANDERSON           Internal Auditor
MELINDA S. BISHOP            Senior Internal Auditor
JANICE M. ELDRETH            Assistant Vice President, Computer Operations Officer
MARK W. FARRIS               Assistant Vice President, Loan Officer
ROBIN G. FROST               Assistant Vice President, Branch Manager
ROBERT M. HOWARD             Human Resource Officer, Training Officer
WAYNE M. LARGEN              Assistant Vice President, Loan Officer
EDNA M. MOORE                Assistant Vice President, Mortgage Loan Officer, Manager Secondary Market Mortgages
MALINDA W. PICKETT           Assistant Vice President, Branch Manager
MARK B. REDMAN               Assistant Vice President, Branch Manager, Bank Security Officer
MARY JANE ROBINSON           Assistant Vice President, Student Loan Officer, Consumer Loan Officer
BEVERLY A. SHARRETT          Assistant Vice President, Assistant Branch Manager, Consumer Loan Officer
BRENDA D. WILLIAMS           Assistant Vice President, Dealer Loan Officer
C. BRYAN LAWSON              Financial Services Officer
JO ANN VINCILL               Business Development Officer

Dear Shareholders:

1998 was a very important and exciting year for Highlands Bankshares, Inc. and Highlands Union Bank. It was a year of continued remarkable growth and significant investment in the future of your company. Assets increased by $49 million, or 19.1 percent, net loans increased by $41 million, or 21.5 percent, and deposits increased by $35 million, or 15.1 percent. Net income was $1,775,000. Return on equity was 10.06 percent and return on assets was .61 percent. This is a decrease in earnings from 1997 of $177,000. Due to many factors, most of this decrease in earnings was expected. The year brought us a national trend of declining interest rates, declining interest margins, a record number of mortgage refinancings to a lower interest rate, a record year for prepayments in mortgage backed securities due to the home refinancings, and a record year of filings for personal bankruptcy. The large growth in the bank's loan portfolio continued in 1998. Due to this outstanding growth, large contributions to the allowance for the loan loss reserve account continued to be necessary. A contribution of over $1.2 million was made during 1998 to support the growth and to cover 1998 loan losses. A primary factor in the reduced earnings in 1998 was costs and expenses associated with the raising of $7.5 million in capital to support future growth and expansion.

As previously stated, the growth of Highlands Bankshares, Inc. and Highlands Union Bank continues to be far greater than the banking industry in general. In its brief 14-year history, Highlands Union Bank has grown to be one of the larger banks headquartered in the State of Virginia with a significant market share in the communities we serve. As a result of this sustained and unusual growth, and in order to keep the company in a well-capitalized position, it became necessary in 1998 to raise additional capital. This is the third such recapitalization since the bank opened in 1985. After much research, it was determined by the Board of Directors and management that it was in the best interest of the existing shareholders to issue trust preferred securities in lieu of another issuance of common stock. In January 1998, Highlands Bankshares, Inc. issued $7.5 million in trust preferred capital securities with a rate of 9.25% and a maturity of 30 years. Trust preferred capital securities have three primary benefits: the interest payments are tax deductible, the debt can be included in tier one capital ratio up to 25% of the total capital after the issue, and future earnings per share are not diluted by having additional shares of common stock outstanding.

With this growth and increased market share in the communities we serve comes the continued need to upgrade and expand our infrastructure, technology, delivery systems, and facilities in order to properly serve our existing and future customer base. To facilitate this, several other significant investments in the future were made during the past few months. As previously reported, a new branch location was added in Marion, Virginia in December of 1997. In December of 1998 a new branch location was also added in Glade Spring, Virginia. These branches represent a strong investment over the previous twelve-month period. In order to provide the most convenient and modern services possible to our customers, Highlands Union Bank has installed 17 in-store ATM facilities in locations in the City of Bristol, Virginia, and the counties of Washington, Smyth, Wythe, and Russell in Virginia during 1998. We believe that the addition of the two branch locations and the in-store ATM's combined with the services and service locations already available, provides our present and future customers with the best and most convenient banking services available in our area, and offers the bank opportunities for future growth and expansion.

Other investments made in preparation for future growth includes the construction of a new drive thru facility at the main office. The previously existing drive thru had become worn and outdated due to many years of very heavy use. We continue to invest in technologies that help keep our operating costs very low by industry standards, and provide our customers with the most modern services possible. Recently, the bank purchased an in-house check printing system. This system should provide future cost savings in the printing of loan coupon books and allow us to print customer checks at a cost savings to the bank, as well as to our customers.

1998 was also a year that your Corporation continued to work on the Y2K issue. As of this date, management has identified all business and operational functions that will be impacted by the date change and is aggressively testing and/or converting its application systems for Y2K date recognition. Conversion and testing of all in-house systems is expected to be completed by June 1999. Throughout 1999, the Company will be conducting testing with external entities, such as the Federal Reserve Bank, as they become Y2K "ready". Management estimates the Company's costs related to the Y2K fix will not have a material impact on future earnings. However, the impact of Y2K noncompliance by all outside parties cannot be estimated fully at this time.

We were especially excited during 1998 to declare the first cash dividend in the history of your company. A $0.10 per share cash dividend was paid to shareholders on April 13, 1998.

We were very proud and honored that Highlands Union Bank was selected by a national banking news publication (INDEPENDENT BANKER) to be the featured cover story for their August issue. The bank was selected because of its extraordinary growth and success during its brief 13-year history. This cover story gave your bank significant national exposure and recognition.

As you can tell, 1998 was a very challenging but exciting year. It was a year of continued extraordinary growth and investment in the future of your company. We believe with the addition of new capital, two new branch locations, improved delivery systems, improved infrastructure, and a dedicated and professional staff of officers and employees, Highlands Bankshares, Inc. and Highlands Union Bank are positioned to move into the future with confidence. We will look at ways to continually improve upon and expand the range of services we offer our customers. We further believe that your company is positioned to explore and take advantage of many opportunities that may arise in the future. We will continue to explore these opportunities for the enhancement of future earnings and the continued success of your company.

We continue to be humbled by and appreciative of the support that we receive from our customers, friends, and shareholders. We look ahead with great anticipation and excitement as we move into a new millennium. On behalf of the directors, officers, and employees, thank you for your continued confidence and support.

Sincerely,



------------------------------        ------------------------------------
Samuel L. Neese,                      James T. Riffe,
Chief Executive Officer                Chief Operating Officer

                              FINANCIAL HIGHLIGHTS


RESULTS OF OPERATIONS                                1998          1997           1996       1998/1997    1997/1996
                                               (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)   PERCENTAGE CHANGE

Net Interest Income                               $  9,496       $  8,460       $  6,790        12.25%      24.59%
Net Income <Loss>                                    1,775          1,952          1,764       <9.07>       10.66


FINANCIAL CONDITION AT YEAR-END

Assets                                            $307,764       $258,236       $207,739        19.18%      24.31%
Loans                                              233,371        192,005        154,951        21.54       23.91
Securities                                          51,355         41,963         31,345        22.38       33.87
Deposits                                           272,341        236,646        189,471        15.08       24.90
Stockholders' Equity                                18,279         16,802         14,617         8.79       14.95
Shares Outstanding                                   1,247          1,232          1,222         1.22        0.82


SIGNIFICANT RATIOS


Return on average assets                              0.61%          0.84%          0.97%      <27.38%>    <13.40%>
Return on average equity                             10.06          12.53          13.01       <19.71>     <3.69>
Average stockholders' equity to
        average assets                                6.02           6.73           7.46       <10.55>     <9.79>
Allowance for loan losses as a
         percentage of total loans                    0.86           0.85           0.69         1.18       23.19
Non-performing loans to total loans                   0.87           0.99           0.43       <12.12>     130.23


PER SHARE DATA
Based on weighted-average shares outstanding

Net Income                                        $   1.44       $   1.59       $   1.45       < 9.43%>      9.66%
Stockholders' equity (book value)
         per shares outstanding at
         year-end                                    14.66          13.64          11.97         7.51       13.95

                     COMPARISON OF RESULTS OF OPERATIONS FOR
                   THE YEARS ENDED DECEMBER 31, 1998 AND 1997


Net interest income for the year-ended December 31, 1998 increased 12.25%, approximately $1.04 million over 1997. Average interest earning assets increased $57.1 million from 1997 to 1998 while average interest-bearing liabilities increased $54.8 million. The yield on average interest-earning assets for the year ended December 31, 1998 was 8.35% compared with 8.66% for the comparable 1997 period. The 1998 yield on average loans decreased by 5 basis points to 9.21% as compared to the 1997 period yield of 9.26%. The 1998 yield on average investments, including federal funds sold, decreased 0.74% to 5.37% from December 31, 1997 to 1998. The yield on average interest-bearing liabilities increased 1 basis point during 1998 to 5.58% as compared to 5.57% during 1997. Net income for the year-ended December 31, 1998 was $1.78 million, a decrease of 9.07% over the 1997 period. Income tax expense for 1998 decreased 7.25% to $896 thousand as compared to $966 thousand for the 1997 period.


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

                       COMPARISON OF FINANCIAL CONDITION
                         AT DECEMBER 31, 1998 AND 1997


        Total assets at December 31, 1998 totaled $307.8 million compared to $258.2 million at December 31, 1997. This 19.18% growth in assets was primarily due to the large volume of loans originated. Total loans increased 21.54%, or $41.3 million over the comparable 1997 period. The security portfolio increased 22.38% to $51.3 million during 1998 as contrasted to the 1997 period. Total deposits increased to $272.3 million or 15.08% from 1997's level of $236.6 million. Stockholder's equity increased 8.79% during 1998. The Financial Accounting Standards Board's (FASB) Statement on Accounting Standards No. 115 was implemented during 1994. FASB's SAS 115 required that all securities classified as "Available-for-Sale" be adjusted to market value through the use of a valuation account, and that any paper gains or losses be run through the Stockholder's Equity section of the balance sheet. The effect of implementing SAS 115 caused an increase in Stockholder's Equity at December 31, 1997 of $104 thousand, net of the related deferred tax. As of December 31, 1998 the Corporation's security portfolio had $100 thousand in paper losses. The Corporation notes that it does have the ability and intent to carry to maturity the existing $51.3 million of the "Available-for-Sale" securities.


                       COMPARISON OF FINANCIAL CONDITION
                         AT DECEMBER 31, 1997 AND 1996


        Total assets at December 31, 1997 totaled $258.2 million compared to $207.7 million at December 31, 1996. This 24.31% growth in assets was primarily due to the large volume of loans originated. Total loans increased 23.91%, or $37.1 million over the comparable 1996 period. The security portfolio increased 33.87% to $42.0 million during 1997 as contrasted to the 1996 period. Total deposits increased to $236.6 million or 24.98% from 1996's level of $189.5 million. Stockholder's Equity increased 14.95% during 1997. The Financial Accounting Standards Board's (FASB) Statement on Accounting Standards No. 115 was implemented during 1994. FASB's SAS 115 required that all securities classified as "Available-for-Sale" be adjusted to market value through the use of a valuation account, and that any paper gains or losses be run through the Stockholder's Equity section of the balance sheet. The effect of implementing SAS 115 caused a decrease in Stockholder's Equity at December 31, 1996 of $18 thousand, net of the related deferred tax. As of December 31, 1997 the Corporation's security portfolio had $104 thousand in unrealized gains, net of deferred taxes. The Corporation notes that it does have the ability and intent to carry to maturity approximately $41.9 million of the "Available-for-Sale" securities.

                      COMPARISON OF SIGNIFICANT RATIOS AT
                           DECEMBER 31, 1998 AND 1997


        Return on average assets dropped to 0.61% for the year-ended December 31, 1998 as compared to 0.84% for the comparable 1996 period. The continued growth in assets, the absorption of the operational costs from the new branch openings, the costs and interest expense related to the trust preferred securities, and the addition of over $1.2 million to the allowance for loan loss account all had significant impact relating to the decrease in this performance ratio. Return on average equity decreased from 12.53% at December 31, 1997 to 10.06% at year-end 1998. Average stockholders' equity to average assets declined to 6.02% at December 31, 1998 from 6.73% at December 31, 1997. Non-performing loans to total loans decreased to 0.87% as of December 31, 1998 as compared to 0.99% for the comparable 1997 period. Allowance for loan losses as a percentage of total loans increased 1.18% to 0.86% at December 31, 1998. The decrease in average stockholders' equity to average assets is primarily attributable to the enormous amount of growth which the Corporation sustained during 1998.


                      COMPARISON OF SIGNIFICANT RATIOS AT
                           DECEMBER 31, 1997 AND 1996


        Return on average assets dropped slightly to 0.84% for the year-ended December 31, 1997 as compared to 0.97% for the comparable 1996 period. The 24.31% growth in assets, the absorption of the operational costs from the new branch openings, and the addition of over one million to the allowance for loan loss account all had significant impact relating to the decrease in this performance ratio. Return on average equity decreased from 3.69% from 13.01% at December 31, 1996 to 12.53% at year-end 1997. Average stockholders' equity to average assets declined to 6.73% at December 31, 1997 from 7.46% at December 31, 1996. Non-performing loans to total loans increased to 0.47% as of December 31, 1997 as compared to 0.01% for the comparable 1996 period. Allowance for loan losses as a percentage of total loans increased 23.19% to 0.85% at December 31, 1997. The decrease in average stockholders' equity to average assets is primarily attributable to the enormous amount of growth which the Corporation sustained during 1997.

                      COMPARISON OF PER SHARE DATA FOR THE
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

Net income per share, on a weighted average basis, decreased 9.43% to $1.44 at December 31, 1998 as compared to $1.59 for the comparable 1997 period. Book value per share of common stock increased by 7.51% to $14.66 per share as compared to $13.64 at December 31, 1997. The Corporation had approximately $100 thousand in unrealized losses as of December 31, 1998, net of deferred taxes, due to FASB's SAS 115 which affected the book value computation.



                      COMPARISON OF PER SHARE DATA FOR THE
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

Net income per share, on a weighted average basis, increased 9.66% to $1.59 at December 31, 1997 as compared to $1.45 for the comparable 1996 period. Book value per share of common stock increased by 13.95% to $13.64 per share as compared to $11.97 at December 31, 1996. The Corporation has approximately $104 thousand in paper gains as of December 31, 1997, net of deferred taxes, due to FASB's SAS 115 which affected the book value computation.

                                    YEAR 2000

Like most financial service providers, the Company and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software and hardware and other equipment, both within and outside the Company's direct control, and third parties with whom the Company electronically or operationally interfaces (including without limitation its customers and third party vendors) are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. Likewise, under certain circumstances, at failure to adequately address the Y2K issue could adversely affect the viability of the Company's suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on the Company's operations and, in turn, its financial condition and results of operations.

The Company has formulated its plan to address the Y2K issue. Following are the primary phases of the Company's Y2K plan:

          1.   Awareness phase
          2.   Assessment phase
          3.   Renovation phase
          4.   Validation or testing phase
          5.   Implementation phase

The Company is expensing all costs associated with required system changes as those costs are incurred and such costs are being funded through operating cash flows.

During the assessment phase, the Company began to develop back-up or contingency plans for each of its mission critical systems. Virtually all of the Company's mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase and it is determined the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of reverting to manual systems until problems can be corrected.

The majority of the Company's mission critical systems fall into the categories of its core-banking system, its proof of deposit system and its automatic teller machine network. The Company has received warranties from vendors to the effect that the core-banking system and its automatic teller machine network software is Y2K compliant. Further, the Company has received warranties that its proof of deposit system will be Y2K ready subject to specific changes which the Company is currently implementing. Additionally, the core-banking system, used by a number of banking institutions, has been reviewed by the Federal Reserve Bank of Richmond.

With respect to each third party with whom the Company interfaces electronically or from whom it obtains significant services or supplies, the Company has requested information regarding that party's preparations and state of preparedness with respect to Y2K issues. Interruptions in the services provided by such third parties have been taken into account in the Company's contingency plans (which, for example, provide for increased inventories of business forms and supplies, increased levels of cash on hand, use of a generator to operate the Company's main computer system and operations function, manual processing of branch transactions, direct clearing of checks through the Federal Reserve rather than through a correspondent bank, and, where possible, a change to a different third party supplier.)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1998

                                 C O N T E N T S


                                                                                          Page
                                                                                          ----
INDEPENDENT AUDITOR'S REPORT                                                                F1

FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                                               F2
  Consolidated Statements of Income                                                         F3
  Consolidated Statements of Comprehensive Income                                           F4
  Consolidated Statements of Stockholders' Equity                                           F5
  Consolidated Statements of Cash Flows                                                     F6
  Notes to Consolidated Financial Statements                                          F7 - F26

Brown,
Edwards &                                                                Page F1
Company, L.L.P.
Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Highlands Bankshares, Inc. and Subsidiaries
Abingdon, Virginia

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and Subsidiaries as of December 31, 1998, 1997, and 1996 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and Subsidiaries as of December 31, 1998, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                            /s/ Brown, Edwards & Company, L.L.P.
                                            ------------------------------------
                                            CERTIFIED PUBLIC ACCOUNTANTS

468 East Main Street
Abingdon, VA 24210
February 1, 1999

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F2
                           CONSOLIDATED BALANCE SHEETS
                        December 31, 1998, 1997 and 1996
                                 (In thousands)


                ASSETS                                                 1998            1997           1996
                                                                   ----------       ---------      ---------
 Cash and due from banks (Note 17)                                  $   9,324       $   7,712      $   8,008
 Federal funds sold                                                     1,670           7,213          7,948
                                                                    ---------       ---------      ---------

                Total Cash and Cash Equivalents                        10,994          14,925         15,956

 Investment securities available for sale (Note 2)                     51,355          41,963         31,345
 Loans, net of allowance for loan losses of $2,008,
   $1,636 and $1,072 1998, 1997 and 1996,
   respectively (Notes 3 and 4)                                       231,363         190,369        153,879
 Premises and equipment (Note 5)                                        8,270           7,062          4,583
 Interest receivable                                                    1,875           1,495          1,271
 Other assets (Note 6)                                                  3,907           2,422            705
                                                                    ---------       ---------      ---------
                Total Assets                                        $ 307,764       $ 258,236      $ 207,739
                                                                    =========       =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits (Note 7)
      Noninterest bearing                                           $  36,187       $  30,930      $  26,003
      Interest bearing                                                236,154         205,716        163,468
                                                                    ---------       ---------      ---------
                Total Deposits                                        272,341         236,646        189,471
                                                                    ---------       ---------      ---------

 Federal funds purchased                                                  503              --             --
 Interest, taxes and other liabilities                                  2,378           2,174          1,722
 Long-term debt (Note 8)                                                6,763           2,614          1,929
 Capital securities (Note 9)                                            7,500              --             --
                                                                    ---------       ---------      ---------
                                                                       17,144           4,788          3,651
                                                                    ---------       ---------      ---------
                Total Liabilities                                     289,485         241,434        193,122
                                                                    ---------       ---------      ---------

 STOCKHOLDERS' EQUITY
      Common stock (Notes 11 and 13)                                    3,116           3,081          3,054
      Surplus                                                           5,265           5,271          5,187
      Undivided profits                                                 9,998           8,346          6,394
      Net unrealized gains (losses) on securities available
        for sale, net of taxes of $(51), $54 and $(9) in 1998,
        1997 and 1996, respectively                                      (100)            104            (18)
                                                                    ---------       ---------      ---------
                Total Stockholders' Equity                             18,279          16,802         14,617
                                                                    ---------       ---------      ---------
                Total Liabilities and Stockholders' Equity          $ 307,764       $ 258,236      $ 207,739
                                                                    =========       =========      =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F3
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)



 INTEREST INCOME                                                  1998          1997        1996
                                                                --------      -------     --------
     Loans receivable and fees on loans                          $19,618      $16,249      $12,326
     Securities available for sale                                 3,057        2,363        2,082
     Federal funds sold                                              222          169          204
                                                                 -------      -------      -------
           Total Interest Income                                  22,897       18,781       14,612
                                                                 -------      -------      -------

INTEREST EXPENSE
    Deposits                                                      12,336       10,099        7,714
    Federal funds purchased                                           58           29            9
    Other borrowed funds                                             342          176           99
    Long-term debt                                                   665           17           --
                                                                 -------      -------      -------
          Total interest expense                                  13,401       10,321        7,822
                                                                 -------      -------      -------

          Net interest income                                      9,496        8,460        6,790
PROVISION FOR LOAN LOSSES                                          1,230        1,002          374
                                                                 -------      -------      -------
          Net interest income after provision for loan losses      8,266        7,458        6,416
                                                                 -------      -------      -------

NON-INTEREST INCOME
     Securities gains (losses), net                                  359           10           23
     Service charges on deposit accounts                             545          514          474
     Other service charges, commissions and fees                     324          186          104
     Other operating income, rents                                   139          132           43
                                                                 -------      -------      -------
            Total Non-Interest Income                              1,367          842          644
                                                                 -------      -------      -------

NON-INTEREST EXPENSES
     Salaries and employee benefits (Note 12)                      3,785        3,004        2,534
     Occupancy expense of bank premises                              615          441          298
     Furniture and equipment expense                                 729          596          564
     Other operating expenses (Note 19)                            1,833        1,341        1,043
                                                                 -------      -------      -------
            Total Non-Interest Expenses                            6,962        5,382        4,439
                                                                 -------      -------      -------
            Income Before Income Taxes                             2,671        2,918        2,621
     Income Tax Expense (Note 6)                                     896          966          857
                                                                 -------      -------      -------
            Net Income                                           $ 1,775      $ 1,952      $ 1,764
                                                                 =======      =======      =======
Earnings Per Common Share (Note 11)                              $  1.44      $  1.59      $  1.45
                                                                 =======      =======      =======
Earnings Per Common Share - assuming dilution                    $  1.38      $  1.53      $  1.38
                                                                 =======      =======      =======

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F4
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                  1998           1997         1996
                                                                --------       -------      --------
Net income                                                       $ 1,775       $ 1,952       $ 1,764
                                                                 -------       -------       -------

Other comprehensive income(loss), before tax
     Unrealized gain(loss) on securities available-for-sale         (309)          185           (55)
     Less: reclassification adjustment for (gain)loss
       included in net income                                        (24)           --            --
                                                                 -------       -------       -------

               Other comprehensive income(loss)                     (333)          185           (55)

Federal income tax (expense) benefit related to
     other comprehensive income(loss)                                113           (63)           19
                                                                 -------       -------       -------

               Other comprehensive income(loss), net of tax         (220)          122           (36)
                                                                 -------       -------       -------

               Total comprehensive income                        $ 1,555       $ 2,074       $ 1,728
                                                                 =======       =======       =======

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F5
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                                                  Gain (loss) on
                                               Common Stock                                        Securities      Total
                                          ---------------------                    Undivided        Available    Stockholders'
                                          Shares      Par Value      Surplus        Profits         for sale       Equity
                                          ------      ---------      -------        -------         --------       ------
Balance, December 31, 1995                 1,218      $  3,044      $  5,120       $  4,630       $     18       $ 12,812
     Net income                               --            --            --          1,764             --          1,764
     Common stock issued for
        stock options exercised                4            10            14             --             --             24
     Stock options granted                    --            --            53             --             --             53
          (Note 13)
     Net changes in unrealized
       gains (losses) on available
       for sale securities, net of
       taxes of $(19)                         --            --            --             --            (36)           (36)
                                          -------     --------      --------       --------       --------       --------

Balance, December 31, 1996                 1,222      $  3,054      $  5,187       $  6,394       $    (18)      $ 14,617
     Net income                               --            --            --          1,952             --          1,952
     Common stock issued for
        stock options exercised               10            27            84             --             --            111
     Net changes in unrealized
       gains (losses) on available
       for sale securities, net of
       taxes of $63                           --            --            --             --            122            122
                                          ------      --------      --------       --------       --------       --------

Balance, December 31, 1997                 1,232      $  3,081      $  5,271       $  8,346       $    104       $ 16,802
     Net income                               --            --            --          1,775             --          1,775
     Common stock issued for
        stock options exercised               14            35            (6)            --             --             29
     Net changes in unrealized
       gains (losses) on available
       for sale securities, net of
       taxes of $(105)                        --            --            --             --           (204)          (204)
     Cash dividend                            --            --            --           (123)            --           (123)
                                          ------      --------      --------       --------       --------       --------
Balance, December 31, 1998                 1,246      $  3,116      $  5,265       $  9,998       $   (100)      $ 18,279
                                          ======      ========      ========       ========       ========       ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                           1998          1997           1996
                                                                        ---------      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $  1,775       $  1,952       $  1,764
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                         1,230          1,002            374
          Provision for deferred income taxes                                 (15)          (124)           (67)
          Deferred compensation expense                                        --             --             53
          Depreciation and amortization                                       529            328            214
          Net realized gains on available for sale securities                (359)           (10)           (23)
          Net amortization on securities                                      540            190            125
          (Increase) decrease in interest receivable                         (380)          (224)          (203)
          (Increase) decrease in other assets                              (1,076)        (1,593)           227
          Increase (decrease) in interest, taxes and other
            liabilities                                                       204            452            318
                                                                         --------       --------       --------
               Net Cash Provided by Operating Activities                    2,448          1,973          2,782
                                                                         --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available for sale:
          Proceeds from sale of securities                                 45,339         14,560         12,779
          Proceeds from maturities of debt securities                         500            565          2,125
          Purchase of securities                                          (55,706)       (25,740)       (14,128)
     Net increase in loans                                                (42,224)       (37,492)       (41,418)
     Premises and equipment expenditures                                   (1,722)        (2,800)          (446)
                                                                         --------       --------       --------
               Net Cash Used in Investing Activities                      (53,813)       (50,907)       (41,088)
                                                                         --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in certificates of deposit                               12,397         35,683         29,811
     Net increase in demand, savings and other deposits                    23,298         11,492         12,333
     Increase (decrease) in federal funds purchased                           503             --             --
     Proceeds from issuance of long-term debt                               6,125            840             --
     Repayment of long-term debt                                           (1,976)           (12)            --
     Proceeds from issuance of junior subordinated
       debt securities                                                      7,500             --             --
     Repayment of short-term borrowings                                        --           (143)           929
     Capital securities issuance cost                                        (319)           (68)            --
     Cash dividends paid                                                     (123)            --             --
     Proceeds from issuance of common stock                                    29            111             36
                                                                         --------       --------       --------
               Net cash provided by financing activities                   47,434         47,903         43,109
                                                                         --------       --------       --------
               Net increase (decrease) in cash and cash equivalents        (3,931)        (1,031)         4,803

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             14,925         15,956         11,153
                                                                         --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 10,994       $ 14,925       $ 15,956
                                                                         ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  TRANSACTIONS:

     Unrealized gain (loss) in value of securities available for sale (net of tax effects of  $(105), $63, and $(19), at
       December 31, 1998, 1997 and 1996, respectively                    $   (204)      $    122       $    (36)
                                                                         ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
     Interest                                                            $ 13,280       $  9,802       $  7,595
                                                                         ========       ========       ========
     Income taxes                                                        $    952       $  1,011       $    901
                                                                         ========       ========       ========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F7
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)


        Note  1.      Summary of Significant Accounting Policies

               Basis of Presentation:

               The accounting and reporting policies of Highlands Bankshares, Inc. and Subsidiaries conform to generally accepted accounting principles and the predominant practices within the banking industry. The accompanying consolidated financial statements have been prepared on the accrual basis.

               Principles of Consolidation:

               The accompanying consolidated financial statements include the accounts of Highlands Bankshares, Inc. (the "Parent Company") and its wholly-owned subsidiaries, Highlands Union Bank (the "Bank"), and Highlands Capital Trust I (the "Trust"). All significant intercompany balances and transactions have been eliminated in consolidation.

               Nature of Operations:

               Highlands Bankshares, Inc. and Subsidiaries (the "Company") operates in Abingdon, Virginia and surrounding Southwest Virginia, under the laws of the Commonwealth of Virginia. The Company was organized December 29, 1995. Highlands Union Bank, its wholly-owned subsidiary, began banking operations on April 27, 1985. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the Federal Reserve Board and the Virginia State Bureau of Financial Institutions. Highlands Capital Trust I, its wholly-owned subsidiary became effective on January 14, 1998. The nature of the trust is described more fully in Note 7.

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


                                         (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F8
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note  1.      Summary of Significant Accounting Policies (Continued)

               Premises and Equipment:

               Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives. Maintenance and repairs are charged to current operations while improvements are capitalized. Disposition gains and losses are reflected in current operations.

               Intangible Assets:

               Organizational costs are stated at cost less accumulated amortization. Amortization is computed on the straight-line method over 60 months. Capital issue costs relating to the junior subordinated debt securities are stated at cost less accumulated amortization. Amortization is computed on the straight-line method over the life of the securities - 30 years.

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

               Income on Loans and Loan Fees:

               Accrual of interest on commercial loans and consumer single-payment loans are computed using 365 days per year. Interest accruals on mortgage loans is computed using 360 days per year. Interest on installment loans is reported as income over the term of the loan under the simple interest method and the sum-of-the-months'-digits (Rule of 78's) method. The Rule of 78's method is not materially different from the interest method. Beginning with 1996 the Bank discontinued the use of the "Rule of 78's".

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

               Loan origination fees that exceed the direct costs of underwriting and closing loans are deferred. The deferred fees received are amortized to income over the estimated lives of the loans using a straight line method. The aforementioned amortization methods are not materially different from the interest method.

               Earnings Per Common Share:

               Earnings per common share are calculated based on the weighted average outstanding shares during the year. Earnings per common share assuming dilution are calculated based on the weighted average outstanding shares during the year plus stock options outstanding at year end.

                                         (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F9
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note  1.      Summary of Significant Accounting Policies (Continued)

               Estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

               Business Segments:

               The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

               Reclassification of Financial Statement Presentation:

               Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the 1998 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

        Note  2.      Investment Securities

               Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost and market value of securities classified as available for sale are as follows:



                                                             1998
                                      ------------------------------------------------
                                                      Gross        Gross
                                      Amortized     Unrealized   Unrealized      Fair
                                         Cost         Gains        Losses        Value
                                      ---------     ----------   ----------     -------
U.S. Government agencies and
  corporations                           $ 3,250      $    14      $    --      $ 3,264
State and political subdivisions             754            5           --          759
Collateralized Mortgage Obligations        7,886           --           13        7,873
Mortgage Backed securities                38,288           --          157       38,131
Other securities                           1,328           --           --        1,328
                                         -------      -------      -------      -------

                                         $51,506      $    19      $   170      $51,355
                                         =======      =======      =======      =======

                                                            1997
                                      ------------------------------------------------
                                                      Gross        Gross
                                      Amortized     Unrealized   Unrealized      Fair
                                         Cost         Gains        Losses        Value
                                      ---------     ----------   ----------     -------

U.S. Treasury securities                   $ 1,493      $    10      $    --      $ 1,503
U.S. Government agencies and
  corporations                               1,500           --           14        1,486
State and political subdivisions               939           33           --          972
Collateralized Mortgage Obligations          3,987           --           12        3,975
Mortgage Backed securities                  32,788          141           --       32,929
Other securities                             1,098           --           --        1,098
                                           -------      -------      -------      -------

                                           $41,805      $   184      $    26      $41,963
                                           =======      =======      =======      =======


                                   (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F10
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note  2.      Investment Securities (Continued)


                                                            1996
                                      ------------------------------------------------
                                                      Gross        Gross
                                      Amortized     Unrealized   Unrealized      Fair
                                         Cost         Gains        Losses        Value
                                      ---------     ----------   ----------     -------

U.S. Treasury securities                 $ 1,003      $    --      $     4      $   999
U.S. Government agencies and
  corporations                             3,500           --           38        3,462
State and political subdivisions           1,004           27           --        1,031
Collateralized Mortgage Obligations        2,372           --           25        2,347
Mortgage Backed securities                22,633           12           --       22,645
Other securities                             861           --           --          861
                                         -------      -------      -------      -------

                                         $31,373      $    39      $    67      $31,345
                                         =======      =======      =======      =======


               Investment securities available for sale with a carrying value of $4,787, $3,571, and $1,003 at December 31, 1998, 1997 and 1996
               respectively, and a market value of $4,783, $3,595, and $998 at December 31, 1998, 1997 and 1996 were pledged as collateral on public deposits and for other purposes as required or permitted by law.

               Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock with a carrying value of $1,246, $1,029 and $806 at December 31, 1998, 1997 and 1996, respectively are included in the caption "Other Securities". These investments are considered to be restricted as the Company is required by FHLB and FRB to hold these investments, and the only market for this stock is the issuing agency.

               The amortized cost and estimated fair value of securities available for sale at December 31, 1998 by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                    Approximate
                                                                     Amortized        Market
                                                                        Cost           Value
                                                                        ----           -----

                      Due in one year or less                          $      -        $     -
                      Due after one year through five years                2,000         2,010
                      Due after five years through ten years               1,049         1,059
                      Due after ten years                                    955           954
                                                                     -----------    ----------
                                                                           4,004         4,023
                                                                      ----------     ---------

                      Mortgage-backed securities                          46,174        46,004
                      Other securities                                     1,328         1,328
                                                                      ----------     ---------
                                                                          47,502        47,332
                                                                      ----------     ---------

                                                                       $  51,506     $  51,355
                                                                        ========      ========

                      Gross realized gains and on investment securities available for sale are as follows:

                                                           1998           1997          1996
                                                           ----           ----          ----

                      Realized gains                     $  369         $   34       $    50
                      Realized losses                    $ ( 10)        $ ( 24)      $(   27)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F11
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)


        Note  3.      Loans

               The composition of the net loans is as follows:


                                                     1998           1997          1996
                                                     ----           ----          ----

               Commercial                        $   24,240  $      24,404    $   20,370
               Real estate                          136,339        104,899       101,570
               Installment                           70,137         59,798        30,656
               Other                                  2,821          3,139         2,967
                                                 ----------  -------------   -----------
                                                    233,537        192,240       155,563
                                                 ----------    -----------     ---------

               Deduct:
               Unearned discount                         31            127           455
               Allowance for loan losses              2,008          1,636         1,072
               Net deferred loan fees                   135            108           157
                                                 ----------  ------------- -------------
                                                      2,174          1,871         1,684
                                                 ----------   ------------  ------------
                                                  $ 231,363    $   190,369     $ 153,879
                                                  =========    ===========     =========


               Nonaccruing loans totaling $1,396, $888, and $99 at December 31, 1998, 1997 and 1996 are included in the above loans. Interest income lost on these nonaccruing loans was approximately $146, $71, and $6, for December 31, 1998, 1997 and 1996, respectively.

               Loans have been pledged as part of the floating  blanket lien to
               secure Federal Home Loan Bank advances.      (Note 14)

        Note  4.      Allowance for Loan Losses

               Activity in the allowance for loan losses is as follows:

                                                             1998           1997          1996
                                                             ----           ----          ----

               Balance, beginning                       $   1,636     $    1,072     $     908
               Provisions charged to
                operations                                  1,230          1,002           374
               Loans charged to reserve                  (  1,057)      (    512)     (    255)
               Recoveries                                     199             74            45
                                                       ----------      ---------     ---------

               Balance, ending                          $   2,008     $    1,636      $  1,072
                                                        =========      =========       =======

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F12
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note  5.  Premises and Equipment

               Premises and equipment, stated at cost, are comprised of the following:

                                                             1998           1997          1996
                                                             ----           ----          ----

               Land                                      $  1,870       $  1,847      $  1,451
               Bank premises                                5,374          4,445         2,909
               Equipment                                    2,954          2,184         1,316
                                                        ---------       --------      --------
                                                           10,198          8,476         5,676
               Less accumulated
                depreciation                                1,928          1,414         1,093
                                                        ---------       --------     ---------
                                                         $  8,270       $  7,062       $ 4,583
                                                         ========       -=======       =======

               Depreciation expense is $514, $321, and $209 for 1998, 1997, and 1996, respectively.

        Note  6     Income Taxes

               The components of the net deferred tax asset are as follows:

                                                             1998           1997          1996
                                                            -----           ----          ----
               Deferred tax assets:
               Allowance for loan loss                  $     532      $     471      $    323
               Deferred compensation                           73             84            90
               Loss on securities available for sale           51              -             9
                                                       ----------   ------------   -----------
                                                              656            555           422
                                                        ---------      ---------     ---------

               Deferred tax liability:
               Depreciation                                  (195)          (160)         (128)
               Gain on securities available for sale            -            (54)          (-)
                                                        ---------     -----------  -----------
                                                             (195)          (214)         (128)
                                                        ---------      ---------      --------
               Net deferred tax asset                   $     461      $     341      $    294
                                                        =========      =========      ========

               The net deferred tax asset is included in the balance sheet under the caption "Other Assets".

               The components of income tax expense (benefit) related to continuing operations are as follows:

                                                             1998           1997          1996
                                                            -----           ----          ----
               Federal:
                 Current                                 $    911       $  1,090       $   924
                 Deferred                                     (15)          (124)          (67)
                                                         ---------      --------      ---------
                     Total                               $    896       $    966       $   857
                                                         ========       ========       =======

                                         (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F13
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note  6    Income Taxes (Continued)

               The Bank's income tax expense differs from the statutory federal rate of 34% as follows:

                                                             1998           1997          1996
                                                             ----           ----          ----


               Statutory rate applied to
                earnings before income taxes              $   908       $    992       $   891
               Tax exempt interest                            (53)           (10)          (15)
               Other, net                                      41            (16)          (19)
                                                         --------      ---------      ---------
                                                          $   896       $    966       $   857
                                                          =======       ========       =======

        Note  7.  Deposits

               The composition of deposits is as follows:

                                                             1998           1997          1996
                                                             ----           ----          ----
               Noninterest bearing demand               $  36,187      $  30,930    $   26,003
               Interest bearing demand                     21,936         15,065        13,378
               Savings deposits                            35,640         26,808        21,930
               Time deposits, in amounts of
                $100,000 or more                           41,302         37,890        31,007
               Other time deposits                        137,276        125,953        97,153
                                                       ----------     ----------      --------

                                                        $ 272,341      $ 236,646     $ 189,471
                                                        =========      =========      ========

               The remaining maturities of time deposits at December 31, 1998 are as follows:

               Three months or less                  $     37,370
               Three through twelve months                 87,882
               Over twelve months                          53,326
                                                      -----------
                                                       $  178,578
                                                       ==========


                                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F14
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                December 31, 1998
                                                 (In thousands)


        Note 8. Long-Term Debt

               At December 31, Highlands Bankshares Inc. and Subsidiaries had the following long-term debt agreements:


                                                                                   1998       1997        1996
                                                                                   ----       ----        ----
Note payable Federal Home Loan Bank dated June 6, 1996 for $1,000 with an annual interest rate of 6.07%, due June 8, 1998. The note requires annual interest payments. The loan is secured by a
floating blanket lien on assets of the Bank, including loans                       $   --      $1,000      $1,000

Note payable Federal Home Loan Bank dated June 6, 1996 for $1,000 with an annual interest rate of 7.02%, due June 6, 2003. The note requires semi-annual installments of $71 plus interest. The loan
is secured by a floating blanket lien on assets of the Bank, including loans          643         786         929

Note payable Federal Home Loan Bank dated March 26, 1998 for
$6,000 with an annual interest rate of 5.51%, due March 26, 2008
The note requires quarterly interest payments and has an early conversion option at March 26, 2003. The loan is secured by a
floating blanket lien on assets of the Bank, including loans                        6,000          --          --

Note payable resulting from a seller-financing transaction dated
September 10, 1998 for $125 with an annual interest rate of
8.50%, due September 10, 2003. The note requires monthly
installments of principal and interest of $3. The loan is secured
by a first deed of trust on real estate                                               120          --          --

Note payable to Company's Subsidiary (amount participated with other financial institutions only) dated March 4, 1997 for $900 with an annual interest rate of 8.25%, due March 4, 2002. The note requires monthly installments of $8 with a balloon payment at maturity. The loan is secured by a first deed of trust on
a commercial building                                                                  --         828          --
                                                                                   ------      ------      ------
       Total long-term debt                                                        $6,763      $2,614      $1,929
                                                                                   ======      ======      ======


                                         (Continued)

                                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F15
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                December 31, 1998
                                                 (In thousands)

        Note 8. Long-Term Debt (Continued)

               Principal maturities of notes payable at December 31, 1998 are as follows:

               1999                                     $   164
               2000                                         166
               2001                                         168
               2002                                         171
               2003                                          94
               Thereafter                                 6,000
                                                          -----
                                                        $ 6,763
                                                        =======


        Note  9.      Capital Securities

               On January 21, 1998, Highlands Capital Trust I, a statutory business trust (the "Trust") created by the Parent Company, issued $7,500 of 9.25% Capital Securities which will mature on January 15, 2028. The principal asset of the Trust is $7,500 of the Parent Company's junior subordinated debt securities with like maturities and like interest rates to the Capital Securities. Additionally, the Trust has issued 9,000 shares of common securities to the Parent Company. The 9.25% Capital Securities had $7,500 outstanding at December 31, 1998 and an estimated fair value of $7,923. The related junior subordinated debt securities had an estimated fair value of $7,923.

               The Capital Securities, the assets of the Trust and the common securities issued by the Trust are redeemable in whole or in part on or after January 15, 2008, or at any time in whole but not in part from the date of issuance on the occurrence of certain events.

               The Capital Securities may be included in Tier I capital up to 25% of capital before inclusion for regulatory capital adequacy determination purposes. The remaining 75% of the Capital Securities may be included in Tier II capital. Distributions to the holders of the Capital Securities are included in interest expense.

               The obligations of the Parent Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Parent Company of the Trust's obligations with respect to the Capital Securities.

               Subject to certain exceptions and limitations, the Parent Company may elect from time to time to defer junior subordinated debt securities interest payments, which would result in a deferral of distribution payments on the related Capital Securities.

               Amortization of capital issue costs and interest expense related to the Trust is $10 and $662, respectively for 1998.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F16
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note 10.      Operating Leases

               The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as follows:

               Year ending December 31:


                 1999                                         199
                 2000                                         111
                                                        ---------
               Total minimum payments required           $    310
                                                         ========


               Total operating lease expense was $342, $330, and $359 for December 31, 1998, 1997 and 1996 respectively.

               The Company owns several buildings for use by its' subsidiaries, and leases the remaining space. The following is a schedule by years of future minimum rental payments due to be received under operating leases that have initial or remaining noncancelable terms in excess of one year as follows:

               Year Ending December 31:

                 1999                                   $      92
                 2000                                          42
                 2001                                          14
                 2002                                           1
                                                         --------
               Total minimum payments required           $    149
                                                         ========

        Total operating lease income was $90, $90 and $0 for December 31, 1998, 1997 and 1996, respectively.


        Note 11.      Common Stock, Stock Split, and Earnings Per Common Share

               On April 15, 1995, the Board authorized a 2 for 1 stock split to be distributed to all shareholders of record as of April 12, 1995. As a result, authorized shares increased from 5,000,000 to 10,000,000 and par value decreased from $5.00 to $2.50 per share. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

               Earnings per common share is computed using the weighted average outstanding shares as of December 31. The stock options (Note 13) have a dilutive effect on earnings per share.

                                   (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F17
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note 11. Common Stock, Stock Split, and Earnings Per Common Share (Continued)

               The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

                                                        1998
                                       -------------------------------------
                                         Income        Shares      Per-Share
                                       (Numerator)  (Denominator)    Amount
                                       -----------  -------------    ------
Net income                                $1,775
                                          ======
Basic Earnings per Common Share
  Income available to common
  stockholders                             1,775         1,236        $1.44
                                                                      =====
Effect of Dilutive Stock options
  outstanding                                 --            46
                                          ------        ------
Diluted Earnings per Common Share
  Income available to common
  stockholders + assumed conversions      $1,775         1,282        $1.38
                                          ======        ======        =====



                                                         1997
                                         -------------------------------------
                                          Income        Shares       Per-Share
                                        (Numerator)  (Denominator)     Amount
                                        -----------  -------------     ------
Net income                                $1,952
                                          ======
Basic Earnings per Common Share
  Income available to common
  stockholders                             1,952          1,228         $1.59
                                                                        =====
Effect of Dilutive Stock options
  outstanding                                 --             51
                                          ------         ------
Diluted Earnings per Common Share
  Income available to common
  stockholders + assumed conversions      $1,952          1,279         $1.53
                                          ======         ======         =====


                                                         1996
                                        ---------------------------------------
                                         Income         Shares       Per-Share
                                       (Numerator)   (Denominator)     Amount
                                       -----------   -------------     ------
Net income                                $1,764
                                          ======
Basic Earnings per Common Share
  Income available to common
  stockholders                             1,764          1,220         $1.45
                                                                        =====
Effect of Dilutive Stock options
  outstanding                                 --             54
                                          ------          -----
Diluted Earnings per Common Share
  Income available to common
  stockholders + assumed conversions      $1,764          1,274         $1.38
                                          ======         ======         =====


                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F18
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note 12.      Profit Sharing and Retirement Savings Plan

               From January 1, 1986 to June 30, 1997, the Bank provided a profit sharing plan covering substantially all employees with over one year of service. The plan provided for contributions in such amounts as the Board of Directors determined annually, but not in excess of the amount permitted under the Internal Revenue Code as a deductible expense. The Bank accrued to the plan $120 for the year ended December 31, 1996, which represents approximately 6% of qualifying salaries and wages of the Bank.

               On July 1, 1997 the Bank converted its existing profit sharing plan to a 401(K) saving plan. The plan is available to substantially all employees meeting minimum eligibility requirements. The Bank makes a 2% contribution to all employees exclusive of employee contributions and employer matching. Employees may elect to make voluntary contributions to the plan up to 15% of their base pay. The Bank matches 50% of the employee's initial 6% contribution; therefore, the maximum employer contribution per employee could be 5% of base pay. The cost of Bank contributions under the savings plan was $115 and $34, in 1998 and 1997 respectively.

        Note 13.      Stock Option Plan

               In 1996, Highlands Bankshares, Inc. adopted a non-qualified stock incentive option plan, which is identical to and replaced the plan adoped by Highlands Union Bank in 1986, for key employees, officers, and directors and reserved 150,000 shares of common stock for issuance thereunder. Options granted under the plan expire ten years from date of grant.

               Shares under options which are canceled are available for subsequent grant. Option prices are determined by the Board of Directors, but shall not be less than the greater of the par value of such stock or 100% of the book value of such stock as shown by the Company's last published statement prior to granting of the option. Proceeds received upon exercise of options are credited to common stock, to the extent of par value of the related shares, and the balance is credited to surplus.

               Options outstanding at weighted-average exercise price for the years ended December 31, are as follows:

                                                        1998                   1997                    1996
                                                ----------------------  ---------------------  ----------------------
                                                  Dollars    Number of    Dollars   Number of    Dollars    Number of
                                                (Per Share)   Shares    (Per Share)  Shares    (Per Share)    Shares
                                                -----------  ---------  -----------  ------    -----------  ---------
               Options outstanding January 1      $  9.20     83,856       $ 7.02     82,668     $ 5.56     73,962
               Granted                              29.65     23,750        23.00     11,650      15.00     12,900
               Exercised                             4.80    (14,401)        7.38    (10,462)      5.84     (4,194)
                                                             --------                -------               -------

               Options outstanding December 31    $ 15.28     93,205       $ 9.20     83,856     $ 7.02     82,668
                                                             ========                =======               =======


               At the time options are granted, the difference in the market value of the stock and the option price is recorded as an expense and the related accrual is included in surplus. For 1996 $53 thousand was recorded as compensation as a result of options granted. The 1998 and 1997 stock options were granted at the current market value of the stock. The grant date fair value of options is determined by the difference between market value and option price on the grant date. The weighted-average grant-date fair value of options granted during 1998, 1997 and 1996 was $0, $0 and $3.50, respectively.

               As of December 31, 1998, exercise prices of options outstanding range from $4.14 to $31.00 per share, and carry a weighted-average remaining contractual life of 6.77 years.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F19
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note 14.      Commitments, Contingencies and Concentrations of Credit

               The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of their customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $859, $2,408, and $2,026 and unused portions of credit lines of $16,655, $12,297 and 10,335 for the years ended December 31, 1998, 1997 and 1996, respectively. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

               The Bank's exposure to credit loss, in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations that they do for on-balance sheet instruments.

               The Bank has made arrangements with and has available from other corresponding banks, approximately $52,592 of unused lines of credit to fund any necessary cash requirements. The Bank has $6,643 of Federal Home Loan Bank advances outstanding as of December 31, 1998. Specific mortgage loans with a balance of $81,180 at December 31, 1998 were pledged to the FHLB as collateral.

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

               The Bank has committed to enter a lease agreement for the use of a new main frame computer. The final agreement is expected to close by the end of the first quarter in 1999. The lease will be for five years with a fixed rate of interest requiring annual installments. The principal amount will be approximately $930 including approximately $140 on an existing lease that will be rolled into the new agreement. As a part of this transaction, the Bank made a downpayment on the main frame of $794 which is included in the balance sheet under the caption "Other Assets". This amount will be refunded to the Bank when the lease agreement becomes effective.

        Note 15.      Fair Values of Financial Instruments

               The carrying amounts and fair values of the Company's financial instruments at December 31 were as follows:


                                       1998                        1997                     1996
                                -------------------       ---------------------     ---------------------
                               Carrying       Fair        Carrying        Fair      Carrying        Fair
                                Amount        Value        Amount         Value       Amount        Value
                                ------       -------       ------        -------     --------      -------
Cash and cash equivalents       $  10,994    $  10,994      $  14,925    $  14,925    $  15,956    $  15,956
Securities available for sale      51,355       51,355         41,963       41,963       31,345       31,345
Loans, net                        231,363      234,290        190,369      195,020      153,879      156,977
Deposits                         (272,341)    (273,551)      (236,646)    (237,429)    (189,471)    (190,071)
Federal funds purchased              (503)        (503)            --           --           --           --
Long-term debt                     (6,763)      (6,767)        (2,614)      (2,448)      (1,929)      (1,837)
Capital securities                 (7,500)      (7,923)            --           --           --           --


                                         (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F20
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note 15.      Fair Values of Financial Instruments (Continued)

               Cash and Cash Equivalents

               The carrying amount reported in the balance sheets for cash and short-term investments approximates fair value.

               Securities Available for Sale

               The carrying amount reported in the balance sheets for securities available for sale approximates fair value.

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

               Federal Funds Purchased

               The carrying amount reported in the balance sheets for federal funds purchased approximates fair value.

               Long-Term Debt and Capital Securities

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

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                       Page F21
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)


        Note 16.      Related Party Transactions

               In the normal course of business, the Bank has made loans to directors and officers of the Bank. All loans and commitments made to such officers and directors and to companies in which they are officers or have significant ownership interest have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The activity of such loans are approximately as follows:


                                           1998          1997          1996
                                         -------       -------       -------
               Balance, beginning       $  5,766      $  5,541       $  6,317
               Loan additions              3,652         3,889          2,712
               Amounts collected        (  2,761)     (  3,664)      (  3,488)
                                        --------      --------       --------
               Balance, ending           $ 6,657       $ 5,766       $  5,541
                                         =======       =======       ========
               Unused Commitments       $    410      $    216      $     107
                                        ========      ========      =========


        Note 17.      Restrictions on Cash

               The Bank is required to maintain reserve balances in cash with the Federal Reserve Bank. The total of those reserve balances at December 31, 1998, 1997 and 1996 were $1,239, $1,034 and $789, respectively.

        Note 18.      Undivided Profits and Capital

               Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Company could have declared dividends of $2,939 $3,534 and $3,686 in 1998, 1997 and 1996 respectively. The Company paid dividends of $123 or $.10 per share in 1998. The Company declined to pay cash dividends for 1997 and 1996, in order to maintain the capital necessary to support the present rate of growth.

               The Company is subject to various regulatory capital requirements administered by its primary regulator, the Federal Reserve Board. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines involving quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.


                                         (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F22
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note 18.      Undivided Profits and Capital (Continued)

               Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 1998, that the Company meets all the capital adequacy requirements to which it is subject.

               The Company received notification from the Virginia State Corporation Commission dated February 10, 1999 that as of October 5, 1998 the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Company will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Company's prompt corrective action category.

               The Parent company's actual and required capital amounts and ratios are as follows:

                                                                                                  To Be Well Capitalized
                                                                                                     under the Prompt
                                                                                 For Capital         Corrective Action
                                                           Actual             Adequacy Purposes         Provisions
                                                     ------------------       ------------------    ------------------
                                                     Amount       Ratio       Amount      Ratio     Amount       Ratio
                                                     ------       -----       ------      -----     ------       -----


               As of December 31, 1998:
                  Total Risk-Based Capital
                     (to Risk-Weighted Assets)       $27,887       12.79%     $17,447       >=8.0%     $21,808      >=10.0%
                  Tier I Capital
                     (to Risk-Weighted Assets)        24,505       11.24%       8,723       >=4.0%      13,085       >=6.0%
                  Tier I Capital
                     (to Adjusted Total Assets)       24,505        8.09%      12,112       >=4.0%      15,140       >=5.0%

               As of December 31, 1997:
                  Total Risk-Based Capital
                     (to Risk-Weighted Assets)       $18,334        9.91%     $14,800       >=8.0%     $18,500      >=10.0%
                  Tier I Capital
                     (to Risk-Weighted Assets)        16,698        9.03%       7,400       >=4.0%      11,100       >=6.0%
                  Tier I Capital
                     (to Adjusted Total Assets)       16,698        6.68%       9,994       >=4.0%      12,492       >=5.0%

               As of December 31, 1996:
                  Total Risk-Based Capital
                     (to Risk-Weighted Assets)       $15,213       10.12%     $12,022       >=8.0%     $15,028      >=10.0%
                  Tier I Capital
                     (to Risk-Weighted Assets)        14,141        9.41%       6,011       >=4.0%       9,016       >=6.0%
                  Tier I Capital
                     (to Adjusted Total Assets)       14,141        6.82%       8,298       >=4.0%      10,372       >=5.0%


                                         (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F23
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note 18.      Undivided Profits and Capital (Continued)


               The Bank's actual and required capital amounts and ratios are as follows:

                                                                                                  To Be Well Capitalized
                                                                                                      under the Prompt
                                                                                 For Capital         Corrective Action
                                                           Actual             Adequacy Purposes          Provisions
                                                     -------------------      ------------------     ------------------
                                                     Amount        Ratio      Amount       Ratio     Amount       Ratio
                                                     ------        -----      ------       -----     ------       -----
               As of December 31, 1998:
                  Total Risk-Based Capital
                     (to Risk-Weighted Assets)       $21,241       10.15%     $17,232       >=8.0%     $21,054      >=10.0%
                  Tier I Capital
                     (to Risk-Weighted Assets)        19,865        9.22%       8,616       >=4.0%      12,924       >=6.0%
                  Tier I Capital
                     (to Adjusted Total Assets)       19,865        6.69%      11,875       >=4.0%      14,844       >=5.0%

               As of December 31, 1997:
                  Total Risk-Based Capital
                     (to Risk-Weighted Assets)       $17,874        9.74%     $14,686       >=8.0%     $18,358      >=10.0%
                  Tier I Capital
                     (to Risk-Weighted Assets)        16,238        8.85%       7,343       >=4.0%      11,015       >=6.0%
                  Tier I Capital
                     (to Adjusted Total Assets)       16,238        6.53%       9,942       >=4.0%      12,427       >=5.0%

               As of December 31, 1996:
                  Total Risk-Based Capital
                     (to Risk-Weighted Assets)       $15,213       10.12%     $12,022       >=8.0%     $15,028      >=10.0%
                  Tier I Capital
                     (to Risk-Weighted Assets)        14,141        9.41%       6,011       >=4.0%       9,016       >=6.0%
                  Tier I Capital
                     (to Adjusted Total Assets)       14,141        6.82%       8,298       >=4.0%      10,372       >=5.0%


        Note 19.      Other Operating Expenses

               Other operating expenses consist of the following:

                                                            1998           1997           1996
                                                          -------        -------        -------
               Data processing                            $    14        $     9       $     9
               FDIC insurance                                  67             24             2
               Postage and freight                            251            197           161
               Regulatory agency assessments                   45             40            33
               Supplies                                       216            183           146
               Bank stock tax                                 146            151           122
               Other                                        1,094            737           570
                                                          -------       --------      --------

                                                          $ 1,833        $ 1,341       $ 1,043
                                                          =======        =======       =======


                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F24
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note 20.      Subsequent Events

               In January 1999, the Company committed to purchase real estate in Abingdon, VA for $485,000. The property will be used as a future expansion site of the Company.

        Note 21.      Condensed Parent Company Financial Statements

               The condensed financial statements below relate to Highlands Bankshares, Inc. as of December 31, 1998, 1997 and 1996 and for the years then ended. Highlands Bankshares, Inc. was formed December 29, 1995 and exchanged common stock for the common stock of Highlands Union Bank.

               CONDENSED BALANCE SHEETS
                                                                     1998         1997         1996
                                                                    -------      -------      -------
               ASSETS
                 Cash                                             $    202       $      1      $    331
                 Investment securities available
                   for sale (Note 2)                                 2,480             --            --
                 Federal funds sold                                  1,670             --            --
                 Investments in subsidiaries                        19,772         16,343        14,122
                 Premises and equipment, net                         1,402          1,276           141
                 Other assets                                          406             86            24
                                                                  --------       --------      --------
                         Total Assets                             $ 25,932       $ 17,706      $ 14,618
                                                                  ========       ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
                 Interest, taxes and other
                    liabilities                                   $    153       $     23      $     --
                 Long-term debt                                         --            886            --
                 Capital securities                                  7,500             --            --
                                                                  --------       --------      --------
                         Total Liabilities                           7,653            909            --
                                                                  --------       --------      --------

               STOCKHOLDERS' EQUITY
                 Common stock                                        3,116          3,081         3,055
                 Surplus                                             5,265          5,271         5,187
                 Undivided profits                                   9,998          8,341         6,394
                 Net unrealized gains (losses) on securities          (100)           104           (18)
                                                                  --------       --------      --------
                         Total Stockholders'  Equity                18,279         16,797        14,618
                                                                  --------       --------      --------
                         Total Liabilities and
                          Stockholders' Equity                    $ 25,932       $ 17,706      $ 14,618
                                                                  ========       ========      ========

                                          (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F25
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

        Note 21.      Condensed Parent Company Financial Statements (Continued)


               CONDENSED STATEMENTS OF INCOME
                                                                       1998          1997           1996
                                                                    ---------     ----------     ----------


                  Cash dividends received from subsidiary             $    --       $    --       $   500
                  Revenues                                                373           102            --
                  Long-term debt interest expense                          (9)          (61)           --
                  Capital securities expense                             (672)           --            --
                  Operating expense                                       (68)          (57)           (5)
                                                                      -------       -------       -------
                                                                         (376)          (16)          495

                  Income tax (expense) benefit                            128             5            (2)
                  Equity in undistributed earnings of subsidiary        2,023         1,963         1,271
                                                                      -------       -------       -------

                  Net income                                          $ 1,775       $ 1,952       $ 1,764
                                                                      =======       =======       =======


                                         (Continued)

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                        Page F26

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998
                                 (In thousands)

               Note 21.Condensed Parent Company Financial Statements (Continued)


               CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 1998             1997           1996
                                                                                 ----             ----           ----
               CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net income                                                    $ 1,775           $ 1,952       $ 1,764
                 Adjustments to reconcile net income to
                  net cash provided by operating activities:
                     Depreciation and amortization                                  42                25             5
                     Provision for deferred income taxes                            (3)               --            --
                     Equity in undistributed earnings of
                      subsidiary                                                (2,023)           (1,963)       (1,271)
                     Net amortization on securities                                 25                --            --
                     (Increase) decrease in other assets                          (110)              (69)          (24)
                     Increase (decrease) in other liabilities                      130                25            (2)
                                                                               -------           -------       -------
                     Net cash provided by operating activities                    (164)              (30)          472
                                                                               -------           -------       -------

               CASH FLOWS FROM INVESTING ACTIVITIES:
                   Securities available for sale:
                     Proceeds from sale of securities                            1,072                --            --
                     Purchase of securities                                     (3,586)               --            --
                 Net (increase) in federal funds sold                           (1,670)               --            --
                 Premises and equipment expenditures                              (152)           (1,154)         (141)
                                                                               -------           -------       -------
                     Net cash provided by investing activities                  (4,336)           (1,154)         (141)
                                                                               -------           -------       -------

               CASH FLOWS FROM FINANCING ACTIVITIES:
                 Proceeds from issuance of long-term debt                           --               900            --
                 Repayment of long-term debt                                      (886)              (14)           --
                 Proceeds from issuance of junior subordinated
                   debt securities                                               7,500                --            --
                 Capital securities issuance cost                                 (319)              (68)           --
                 Cash dividends paid                                              (123)               --            --
                 Proceeds from issuance of common stock                             29               111            --
                 Purchase of subsidiary stock                                   (1,500)              (75)           --
                                                                               -------           -------       -------
                     Net cash provided by financing activities                   4,701               854            --
                                                                               -------           -------       -------
                     Net increase (decrease) in cash and cash equivalents          201              (330)          331

                 CASH AND CASH EQUIVALENTS
                   AT BEGINNING OF YEAR                                              1               331            --
                                                                               -------           -------       -------
                 CASH AND CASH EQUIVALENTS
                    AT END OF YEAR                                             $   202           $     1       $   331
                                                                               =======           =======       =======