Form 10-Q
period 1999-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 1999-05-12
CIK 1008579

                                   Form 10-Q

                      SECURITIES AND EXCHANGE C0MMISSION
                              WASHINGTON DC 20549

                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934

                     For the Quarter Ended March 31, 1999

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

(1)   YES  X  NO __
          ---
(2)   YES  X  NO __
          ---



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Common Stock:  1,251,415





                          Highlands Bankshares, Inc.

                                   FORM 10-Q
                     For the Quarter Ended March 31, 1999

                                     INDEX

PART I.    FINANCIAL INFORMATION                                   REFERENCE
                               ---------------------------------------------

  Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets
        March 31, 1999 and December 31, 1998..........................     3

     Consolidated Statement of Income
        for the Three Months Ended
        March 31, 1999 and 1998.......................................     4

     Consolidated Statement of Cash Flows
        for the Three Months Ended
        March 31, 1999 and 1998.......................................     5

     Consolidated Statements of Changes in
        Stockholder's Equity for the Three
        Months Ended March 31, 1999 and 1998..........................     6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.................................................   7-9



PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings..........................................    10

  Item 2.  Changes in Securities......................................    10

  Item 3.  Defaults Upon Senior Securities............................    10

  Item 4.  Submission of Matters to a Vote of
           Security Holders...........................................    10

  Item 5.  Other Information..........................................    10

  Item 6.  Exhibits and Reports on Form 8-K...........................    10

SIGNATURES............................................................    11

PART 1.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(unaudited)
-------------------------------------------------------------------------------

(Amounts in thousands)                                             March 31,          December 31,
                                                                     1999                1998
ASSETS

Cash and due from banks                                            $ 10,502             $  9,324
Federal Funds Sold                                                    1,240                1,670
Investment Securities available for sale
 (amortized cost $59,681 March 31,1999;
 $51,506 December 31, 1998)                                          59,693               51,355
Loans, net of allowance for credit losses
 $2,111 March 31,1999;  $2,008 December 31, 1998                    236,887              231,363
Bank premises and equipment                                           8,395                8,270
Interest receivable                                                   1,939                1,875
Other assets                                                          3,733                3,907
                                                                   --------             --------
    Total Assets                                                   $322,389             $307,764
                                                                   --------             --------
LIABILITIES AND STOCKHOLDER'S EQUITY

Deposits, non-interest bearing                                     $ 35,993             $ 36,187
Deposits, interest bearing                                          247,711              236,154
                                                                   --------             --------
    Total Deposits                                                  283,704              272,341


Short-term borrowings                                                 3,250                  667

Interest, taxes, and other liabilities                                2,600                2,378

Long-term debt                                                       14,093               14,099
                                                                   --------             --------
    Total Liabilities                                               303,647              289,485
                                                                   --------             --------

STOCKHOLDER'S EQUITY

Common Stock; $2.50 par value; 10,000,000
 shares authorized; 1,251,415 issued and
 outstanding at March 31, 1999                                        3,128                3,116
Surplus                                                               5,292                5,265
Undivided profits                                                    10,314                9,998
Unrealized gains (losses) on sale of securities
 available for sale, net of deferred taxes                                8                 (100)
                                                                   --------             --------
    Total Stockholders Equity                                        18,742               18,279
                                                                   --------             --------
    Total Liabilities and Stockholder's Equity                     $322,389             $307,764
                                                                   --------             --------

See accompanying notes to Consolidated Financial Statements


PART I.  ITEM 1.  -  FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

===================================================================================================================================
(unaudited)
(Amounts in thousands, except per share data)                                 March 31,                     March 31,
                                                                                1999                          1998
INTEREST INCOME

Interest and fees on loans                                                     $5,283                        $4,489
Interest on securities available for sale:
 Taxable                                                                          729                           714
 Exempt from taxable income                                                         8                             8
Interest on federal funds sold                                                     24                           120
                                                                               ------                        ------
    Total Interest Income                                                       6,044                         5,331
                                                                               ------                        ------
INTEREST EXPENSE

Interest on deposits                                                            3,038                         2,960
Interest on borrows funds                                                         279                           167
                                                                               ------                        ------
    Total Interest Expense                                                      3,317                         3,127
                                                                               ------                        ------
    Net Interest Income                                                         2,727                         2,204

Provision for loan losses                                                         369                           302
                                                                               ------                        ------
    Net Interest Income After Provision
     Loan Losses                                                                2,358                         1,902
                                                                               ------                        ------
NON-INTEREST INCOME

Securities gains (losses), net                                                    20                             32
Service charges on deposit accounts                                              147                            113
Other fee income                                                                 123                             75
Other operating income                                                            23                             63
                                                                               -----                         ------
    Total Non-interest Income                                                    313                            283
                                                                               -----                         ------
NON-INTEREST EXPENSE

Salaries and employee benefits                                                  1,049                           858
Occupancy expense of bank premises                                                344                           279
Other operating expenses                                                          573                           446
                                                                               ------                        ------
    Total Non-interest Expense                                                  1,966                         1,583
                                                                               ------                        ------
    Income Before Applicable Income Taxes                                         705                           602

Income tax expense                                                                239                           201
                                                                               ------                        ------
    Net Income                                                                 $  466                        $  401
                                                                               ------                        ------
Basic Earnings Per Share (weighted Average Basis)                              $  .37                        $  .32
                                                                               ------                        ------
Diluted Earnings Per Share                                                     $  .35                        $  .31
                                                                               ------                        ------




See Accompanying Notes to Consolidated Financial Statements

PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------
(unaudited)
                                                         Three Months       Three Months
                                                         Ended March        Ended March
                                                          31, 1999           31, 1998
(Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                               $    466            $    401
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                                  369                 302
   Deferred compensation expense                                                  (25)
   Depreciation                                               148                 115
   Securities (gains) losses                                  (20)                (32)
   Net amortization on securities                             117                  99
   Amortization capital issue costs                             4                   3
   (Increase) decrease in interest receivable                 (64)               (275)
   (Increase) decrease in other assets                        (34)               (375)
   Increase (decrease) in interest, taxes
    and other liabilities                                     222                 184
                                                         --------            --------
   Net Cash Provided by Operating Activities                1,208                 397
                                                         --------            --------
CASH FLOW FORM INVESTING ACTIVITIES:

Securities available for sale:
 Proceeds from sale of securities                             783               2,914
 Proceeds from maturity of securities                       8,823               5,666
 Purchase of securities                                   (17,879)            (27,330)
 Net (increase) decrease in fed funds sold                    430              (1,613)
 Net (increase) in loans                                   (5,893)             (9,853)
 Premises and equipment expenditures                         (273)               (334)
                                                         --------            --------
   Net Cash used in Investing Activities                  (14,009)            (30,550)
                                                         --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in certificates of deposit                     5,852               9,911
Net increase in demand, savings, and other deposits         5,511               8,001
Net increase in short-term borrowings                       2,583                 143
Net increase in long-term debt                                 (6)             12,530
Proceeds from issuance of common stock                         39                  24
                                                         --------            --------
   Net Cash Provided by Financing Activities               13,979              30,609
                                                         --------            --------

Net Increase in Cash and Cash equivalents                   1,178                 456

Cash and Cash Equivalents at Beginning of Year              9,324               7,712

Cash and Cash Equivalents at End of Quarter              $ 10,502            $  8,168
                                                         ========            ========

See Accompanying notes to Consolidated Financial Statements

PART I.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
--------------------------------------------------------------------------------------------------------------
(unaudited)
(Amounts in thousands)
                                                 Common Stock                           Accumulated
                                                                                           Other
                                                                            Retained   Comprehensive
                                               Shares   Amount    Surplus   Earnings   Income (Loss)    Total
                                               ------   ------    -------   --------   -------------   -------
Balance, December 31, 1997                     1,232    $3,081    $5,271     $8,346        $ 104       $16,802

Comprehensive income
Net Income                                         -         -         -        401            -           401
Net change in unrealized gains                     -         -         -          -            -             -
 (losses) on investment securities
 available for sale, net of taxes                                                            (76)          (76)
                                                                                                       -------
Total Comprehensive Income                         -         -         -          -                        325

Dividends paid ($0.10 per share)                   -         -         -       (123)           -          (123)
Stock options exercised                            6        15       (16)         -            -            (1)
                                               -----    ------    ------     ------        -----       -------

Balance, March 31, 1998                        1,238    $3,096    $5,255     $8,624        $  28       $17,003
                                               -----    ------    ------     ------        -----       -------
Balance, December 31, 1998                     1,246    $3,116    $5,265     $9,998        $(100)      $18,279
Comprehensive Income
Net Income                                         -         -         -        466            -           466
Net change in unrealized gains
 (losses) on investment securities
 available for sale, net of taxes                  -         -         -          -          108           108
                                                                                                       -------
Total Comprehensive Income                         -         -         -          -            -           574

Dividends paid ($0.12 per share)                   -         -         -       (150)           -          (150)
Stock options exercised                            5        12        27          -            -            39
                                               -----    ------    ------    -------        -----       -------

Balance, March 31, 1999                        1,251    $3,128    $5,292    $10,314        $   8       $18,742
                                               =====    ======    ======    =======        =====       =======

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands)

Note 1. - General

The consolidated financial statements conform to generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1998 Annual Report to shareholders.


Note 2. - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31, follows:

                                        1999      1998
                                       ------    ------
     Balance, January 1                $2,008    $1,636
     Provision                            369       302
     Recoveries                            41        60
     Charge-offs                         (307)     (284)
                                       ------    ------
     Balance, March 31                 $2,111    $1,714
                                       ------    ------


Note 3.  -  Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                           1999    1998
                                          -----   -----
     Tax expense at statutory rate        $ 243   $ 211
     Increase (reduction) in taxes
      resulting from:
     Tax exempt interest                     (4)     (6)
     Other, net                             -0-      (4)
                                          -----   -----
     Provision for income taxes           $ 239   $ 201
                                          -----   -----


Note 4. Regulators of the corporation and it's subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of March 31, 1999.

Entity                        Tier 1   Combined Capital   Leverage
------                        ------   ----------------   --------

Highlands Bankshares, Inc.     11.30%             12.89%      8.01%

Highlands Union Bank            9.31%             10.27%      6.62%


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

  Results of Operations

Results of operations for the period ended March 31, 1999 reflected net income of $466 thousand, an increase of 16.21% over net income for the corresponding period in 1998. Operating results of the Company when measured as a percentage of average equity reveals an increase of return on average equity from 9.47% for the three-month period in 1998 to 10.05% for the corresponding period in 1999.

Return on average assets at 0.59% reflects an increase from 0.58% for the same period in 1998.

Net interest income for the three months ended March 31, 1999 increased 23.73% approximately $523 thousand over the comparable 1998 period. Average, interest-earning assets increased approximately $35.97 million from March 31, 1998 to the current period while average interest-bearing liabilities increased $33.50 million during the same comparative period. The yield on average interest-earning assets increased 40 basis points to 8.28% in 1999 as compared to 7.88% in 1998. The yield on average interest-bearing liabilities decreased 44 basis points to 5.17% in 1999 as compared to 5.61% in 1998.

The first quarter provision for possible loan losses totaled $369 thousand, a $67 thousand increase from the corresponding period in 1998. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first quarter of 1999 were $266 thousand compared with $224 thousand in 1998. Net charge-offs were .11% of total loans for the quarter ended March 31, 1999 and 1998. Loan loss reserves increased 23.16% to $2,111 thousand at March 31, 1999 from the comparable 1998 period. Reserves as of March 31, 1999 represent 0.88% of total loans versus 0.85% for the 1998 period.


  Financial Position

Total loans have increased from $201.6 million at March 31, 1998 to $239.0 million at March 31, 1999. The loan to deposit ratio has increased from 79.21% at March 31, 1998 to 84.24% at March 31, 1999. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $1.8 million at March 31, 1999 or 0.76% of total loans, compared with $2.6 million at March 31, 1998.

Securities totaled approximately $59.7 million (market value) at March 31, 1999 which reflects a decrease of $0.8 million or 1.32% from the March 31, 1998 total of $60.5 million. Securities, as of March 31, 1999 are comprised of obligations of the U.S. Government, approximately 95.62% of the securities portfolio, municipal issues, approximately 0.78% of the securities portfolio, and equity securities, approximately 3.60% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1999 and 1998.

Total stockholder's equity of the Company was $18.7 million at March 31, 1999, representing an increase of $1.7 million or 10.0% over March 31, 1998. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($10.5 million at March 31, 1999), overnight investment in Federal Funds Sold ($1.2 million at March 31, 1999), and investment securities available for sale ($59.7 million). Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

Year 2000 Issue

It has been widely publicized that many computer applications will not operate past the year 2000 without modifications. This problem results from the fact that some computer systems store dates in a two digit format (i.e., 98) instead of a four digit format (1998). On January 1, 2000 it is possible that some systems with time sensitive software programs will recognize that year as "00" and may incorrectly interpret the year as 1900 rather than 2000. In the Fall of 1997 the Company adopted a formalized plan of action to minimize the risk of the Year 2000 event. As part of the plan the Company appointed an internal oversight committee to assess, monitor, and review vendor compliance and certification and to identify clearly all systems and equipment used in day to day operations of the Company that might be affected. This assessment forms the basis for our full remediation and testing process. During 1998, the Company has completed the assessment phase, identified mission critical systems, put a testing strategy in place, worked on contingency plans and undertaken steps to verify that all vendors, suppliers and other related business parties will be ready for the year 2000. The Company is currently conducting tests of its mission critical systems including its core application accounting systems and is on track with the FFIEC time frames. The following table identifies each phase and its estimated timetable for completion.

         Phase                     Completed By

1.    Awareness                  September 30, 1997
2.    Assessment                 December 31, 1997
3.    Implementation & Approval  March 31, 1999
4.    Final Review & Approval    June 30, 1999
5.    Monitoring                 Through Year 2000

The Company has estimated that the total costs directly relating to fixing the Year 2000 issues, such as software modification and system testing, will not have a material effect on the performance of the Company. The Year 2000 budget is currently $100,000. No direct costs (other than human resource hours) have been expensed as of this date. The Company's most reasonable likely worst case Year 2000 scenarios may include the failure of a vendor or third party provider
- which is beyond the Company's control. In the event a failure occurs - the Company will implement manual contingency systems without serious impact on the Bank's financial condition. As of March 31, 1999, the Company has created several basic contingency plans. Planning efforts will continue during 1999 based on the latest FFIEC guidelines. Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted throughout the organization, all seek to minimize any potential adverse effect on the Company, its customers, or its shareholders.




HIGHLANDS BANKSHARES, INC.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        None.

Item 2. Changes in Securities
        ---------------------

        (a)   N/A

        (b)   N/A

Item 3. Defaults Upon Senior Securities
        -------------------------------

        (a)   N/A

        (b)   N/A

Item 4. Submission of Matters to Vote of Security Holders
        -------------------------------------------------

        (a)   N/A

        (b)   N/A

        (c)   N/A

        (d)   N/A

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)   N/A

        (b)   N/A



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Highlands Bankshares, Inc.



Date: May 4, 1999                          /S/ Samuel L. Neese          .
      -------------------------------------------------------------------
                                           Samuel L. Neese
                                           Executive Vice President &
                                           Chief Executive Officer
                                           (Duly Authorized Officer)



Date: May 4, 1999                          /S/ James T. Riffe           .
      -------------------------------------------------------------------
                                           James T. Riffe
                                           Executive Vice President &
                                           Chief Operations Officer
                                           (Principal Accounting Officer)







                          HIGHLANDS BANKSHARES, INC.
                            FINANCIAL DATA SCHEDULE
                                  EXHIBIT 27