Form 10-Q
period 1999-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 1999-08-16
CIK 1008579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


                       For The Quarter Ended June 30, 1999

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


         (1)      YES [X]  NO [ ]
         (2)      YES [X]  NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class: Common Stock, par value $1.25 per share
                   Outstanding June 30, 1999: 2,509,085 shares

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION                                      REFERENCE

         Item 1. Financial Statements
                  Consolidated Balance Sheets
                           June 30, 1999 and December 31, 1998.........3
                  Consolidated Statements of Income
                           for the Quarters and Six-Month Periods
                           Ended June 30, 1999 and 1998................4
                  Consolidated Statements of Cash Flows
                           for the Six-Month Periods Ended
                           June 30, 1999 and 1998......................5
                  Consolidated Statement of Changes in
                           Stockholders' Equity for the Six-Months
                           Ended June 30, 1999 and 1998................6

         Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations................................7-8


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.............................9

         Item 2. Changes in Securities.........................9

         Item 3. Defaults Upon Senior Securities...............9

         Item 4. Submission of Matters to a Vote of
                   Security Holders............................9

         Item 5. Other Information.............................9

         Item 6. Exhibits and Reports on Form 8-K..............9
+

SIGNATURES....................................................10

PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------

(Unaudited)
(Amounts in thousands)                                  June 30,   December 31,
                                                          1999         1998
                                                       ---------    ---------
ASSETS

Cash and due from banks                                $  10,424    $   9,324
Federal funds sold                                           345        1,670
Investment securities available for sale
     (amortized cost; $68,903 June 30, 1999; $51,506
     December 31, 1998)                                   68,463       51,355
Loans,net of allowance for credit losses
     $2,195 June 30, 1999; $2,008 December 31, 1998      245,942      231,363
Bank premises and equipment                                9,155        8,270
Interest receivable                                        2,153        1,875
Other assets                                               2,954        3,907
                                                       ---------    ---------
           Total Assets                                $ 339,436    $ 307,764
                                                       =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits, non-interest bearing                         $  37,602    $  36,187
Deposits, interest bearing                               253,847      236,154
                                                       ---------    ---------
      Total Deposits                                     291,449      272,341
                                                       ---------    ---------
Federal Funds Purchased                                    4,393          503
Short-term borrowings                                      8,168          164
Notes Payable- long term                                   6,513        6,599
Interest, taxes and other liabilities                      2,397        2,378
Capital Securities                                         7,500        7,500

           Total Liabilities                             320,420      289,485
                                                       ---------    ---------
STOCKHOLDERS' EQUITY

Commonstock, $1.25 par value; 20,000,000
      shares authorized; 2,509,085 issued and
      outstanding June 30, 1999                            3,136        3,116
Surplus                                                    5,357        5,265
Undivided profits                                         10,813        9,998
Unrealized gains (losses) on securities
      available for sale, net of deferred taxes             (290)        (100)
                                                       ---------    ---------
           Total Stockholders' Equity                     19,016       18,279
                                                       ---------    ---------
           Total Liabilities and Stockholders'
                 Equity                                $ 339,436    $ 307,764
                                                       =========    =========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------
(Unaudited)
(Amounts in thousands, except per share data)

                                                                                 Six Month Period
                                                  Quarter Ended June 30,          Ended June 30,

                                                     1999      1998               1999      1998
                                                   -------   -------            -------   -------
INTEREST INCOME
Interest and fees on loans                         $ 5,323   $ 4,786            $10,606   $ 9,337
Interest on securities available for sale:
      Taxable                                          876       793              1,607     1,507
      Exempt from taxable income                        15        52                 20        60
Interest on federal funds sold                          14        53                 38       172
                                                   -------   -------            -------   -------
           Total Interest Income                     6,228     5,684             12,271    11,076
                                                   -------   -------            -------   -------
INTEREST EXPENSE
Interest on deposits                                 3,133     3,094              6,171     6,054
Interest on short-term borrowings                      288       287                557       453
Interest on federal funds purchased                     23        12                 32        12
                                                   -------   -------            -------   -------
             Total Interest Expense                  3,444     3,393              6,760     6,519
                                                   -------   -------            -------   -------
                 Net Interest Income                 2,784     2,291              5,511     4,557
                                                   -------   -------            -------   -------
Provision for loan losses                              327       303                696       604
                                                   -------   -------            -------   -------
Net Interest Income After Provision Loan Losses      2,457     1,988              4,815     3,953
                                                   -------   -------            -------   -------
NON-INTEREST INCOME
Securities gains(losses), net                            4        12                 24        44
Service charges on deposit accounts                    177       123                331       243
Other fee income                                       103        90                171       131
Other operating income                                  53        34                100        54
                                                   -------   -------            -------   -------
           Total Non-Interest Income                   337       259                626       472
                                                   -------   -------            -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits                       1,074       865              2,105     1,717
Occupancy expense of bank premises                      96        80                192       156
Furniture and Equipment Expense                        276       217                499       407
Other operating expenses                               599       476              1,190       934
                                                   -------   -------            -------   -------
           Total Non-Interest Expense                2,045     1,638              3,986     3,214
                                                   -------   -------            -------   -------
           Income Before Applicable Income Taxes       749       609              1,455     1,211

Income tax expense                                     250       208                490       409
                                                   -------   -------            -------   -------
           Net Income                              $   499   $   401            $   965   $   802
                                                   =======   =======            =======   =======

Basic Earnings Per Share (Weighted Average
Basis)                                             $   .20   $   .17            $   .38   $   .33
                                                   =======   =======            =======   =======
Diluted Earnings Per Share                         $   .19   $   .17            $   .36   $   .32
                                                   =======   =======            =======   =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------

(Unaudited)                                               Six Month Period           Six Month Period
(Amounts in thousands)                                       Ended June                 Ended June
                                                              30, 1999                   30, 1998
                                                          ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $    965                   $    802
Adjustments to reconcile net income to net
      cash provided by operating activities:
           Provision for loan losses                               696                        604
           Provision for deferred taxes                           --                         --
           Deferred compensation expense                          --                          (25)
           Depreciation and Amortization                           312                        231
           Securities (gains) losses                               (24)                       (44)
           Net amortization on securities                          195                        242
           Amortization of Capital Issue Costs                       5                       --
           (Increase)decrease in interest receivable              (279)                      (339)
           (Increase)decrease in other assets                    1,038                       (353)
           Increase (decrease) in interest, taxes
                 and other liabilities                              19                        402
                                                              --------                   --------
           Net Cash Provided by Operating Activities             2,927                      1,520
                                                              --------                   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
           Proceeds from sale of securities                      1,963                      4,866
           Proceeds from maturities of debt securities          13,447                     11,994
           Purchase of securities                              (32,978)                   (34,860)
           Net (increase) decrease in federal funds
                 sold                                            1,325                      2,242
           Net increase in loans                               (15,275)                   (21,299)
           Premises and equipment expenditures                  (1,147)                      (849)
                                                              --------                   --------

           Net Cash Used in Investing Activities               (32,665)                   (37,906)
                                                              --------                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:                            6,911                     10,858
      Net increase in certificates of deposit
      Net increase in demand, savings and other                 12,196                     13,319
           deposits                                             11,894                        143
      Net increase in short-term borrowings                         73                         24
      Proceeds from issuance of common stock                      (150)                      (123)
      Cash dividends paid                                          (86)                    11,529
      Net increase in long-term debt                          --------                   --------
                                                                30,838                     35,750
      Net Cash Provided by Financing Activities               --------                   --------
                                                                 1,100                       (636)
      Net Increase in Cash and Cash Equivalents               --------                   --------
                                                                 9,324                      7,712
      Cash and Cash Equivalents at Beginning of Year          --------                   --------
                                                              $ 10,424                   $  7,076
      Cash and Cash Equivalents at End of Quarter             ========                   ========




Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for:
           Interest                                           $  6,755                   $  5,794

           Income taxes                                       $    535                   $    468


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

PART I.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)
--------------------------------------------------------------------------------

                                 COMMON STOCK

                                                                              Accumulated
                                                                                 Other
                                                                             Comprehensive
                                                             Retained            Income
                          Shares    Amount      Surplus      Earnings            (Loss)         Total
                          -----    --------    --------      --------          --------      --------
BALANCE, JANUARY
  1, 1998                 2,464    $  3,081    $  5,271      $  8,346          $    104      $ 16,802

COMPREHENSIVE INCOME
Net income                 --          --          --             802              --             802
Net change in
 unrealized gains
 (losses) on invest-
 ment securities
 available for sale,
 net of taxes              --          --          --            --                (181)         (181)
TOTAL COMPREHENSIVE       -----    --------    --------      --------          --------      --------
  INCOME                                                          802              (181)          621

Dividends paid                                                   (123)                           (123)
Stock exercised options      12          15         (16)         --                --              (1)
                          -----    --------    --------      --------          --------      --------


BALANCE, JUNE 30,
1998                      2,476    $  3,096    $  5,255      $  9,025               (77)     $ 17,299
                          -----    --------    --------      --------          --------      --------


BALANCE, JANUARY
  1, 1999                 2,492    $  3,116    $  5,265      $  9,998          $   (100)     $ 18,279

COMPREHENSIVE INCOME
Net income                 --          --          --             965              --             965
Net change in
 unrealized gains
(losses) on invest-
 ment securities
 available for sale,
 net of taxes              --          --          --            --                (190)         (190)
                          -----    --------    --------      --------          --------      --------
TOTAL COMPREHENSIVE
  INCOME                   --          --          --             965              (190)          775
                          -----    --------    --------      --------          --------      --------

Dividends paid ($.10
 per share)                --          --          --            (150)             --            (150)
Stock options
 exercised                   17          20          92          --                --             112
                          -----    --------    --------      --------          --------      --------
BALANCE, JUNE 30,
 1999                     2,509    $  3,136    $  5,357      $ 10,813          $   (290)     $ 19,016
                          -----    --------    --------      --------          --------      --------

Notes to Consolidated Financial Statements
(in thousands)
--------------------------------------------------------------------------------

Note 1.  -  General

The consolidated financial statements conform to generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinions of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1998 Annual Report to Shareholders.

Note 2.  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 follows:

                             1999            1998
                          -------         -------

Balance, January 1        $ 2,008         $ 1,636
Provision                     696             604
Recoveries                     67             127
Charge-offs                  (576)           (569)
                          -------         -------

Balance, June 30          $ 2,195         $ 1,798
                          -------         -------

Note 3.  -  Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                      1999          1998
                                     -----         -----

Tax expense at statutory rate        $ 495         $ 412
Increase (reduction) in taxes
  resulting from:
Tax exempt interest                     (7)          (20)
Other, net                               2            17
                                     -----         -----

Provision for income taxes           $ 490         $ 409
                                     -----         -----

Note 4.  -  Regulatory Capital

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios were

4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of June 30, 1999.

                                 Tier 1            Tier 2           Leverage
                                 ------            ------           --------

Highlands Bankshares, Inc.       11.00%            12.46%              7.70%
Highlands Union Bank              9.26%            10.22%              6.50%


Note 5 - Capital Securities

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

Note 6 - Stock Split

On April 14, 1999, the Board authorized a 2 for 1 stock split to be distributed to all shareholders of record as of April 22, 1999. As a result, authorized shares increased from 10,000,000 to 20,000,000 and par value decreased from $2.50 to $1.25. All references in the financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.



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

                              RESULTS OF OPERATIONS

Results of operations for the period ended June 30, 1999 reflected net income of $965 thousand, a increase of 20.32% over net income reported for the corresponding period in 1998. Operating results of the Company when measured as a percentage of average equity reveals a increase in returns on average equity from 9.42% for the six-month period in 1998 to 10.29% for the corresponding period in 1999.

Return on average assets at 0.60% reflects an increase from 0.57% for the comparable 1998 period.

Net interest income for the six months ended June 30, 1999 increased 20.96%, approximately $955 thousand over the comparable 1998 period. Average interest-earning assets increased approximately $34.60 million from June 30, 1998 to the current period while average interest-bearing liabilities increased $31.30 million during the same comparative period. The yield on average interest-earning assets decreased 16 basis points to 8.19% in 1999 as compared to 8.35% in 1998. The yield on average interest-bearing liabilities decreased 48 basis points to 5.14% in 1999 as compared to 5.62% in 1998.

Through the second quarter of 1999, the provision for possible loan losses totaled $696 thousand, a $92 thousand increase from the corresponding period in 1998. The Company continually monitors the loan portfolio for signs of credit weakness or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first six months of 1999 were $509 thousand compared with $442 thousand in 1998. Net charge-offs were 0.21% of total loans for the six months ended June 30, 1999 as compared to 0.21% for the comparable 1998 period. Loan loss reserves increased 22.03% to $2.2 million at June 30, 1999. Reserves as of June 30, 1999 represent 0.88% of total loans versus 0.85% for the 1998 period.

                               FINANCIAL POSITION

Total loans have increased from $212.9 million at June 30, 1998 to $248.1 million at June 30, 1999. The loan to deposit ratio has increased from 81.61% at June 30, 1998 to 85.14% at June 30, 1999. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $2.7 million at June 30, 1999, or 1.09% of total loans, compared with $2.8 million, at June 30, 1998.

Securities totaled $68.5 million (market value) at June 30, 1999 which reflects an increase of $9 million or 15.06% from the June 30, 1998 total of $59.5 million. The majority of this increase is in purchases of adjustable rate securities in order to match the current volatile rate environment. Securities, as of June 30, 1999, are comprised of obligations of the U.S Government, approximately 94.14% of the total securities portfolio, municipal issues, approximately 2.80% of the securities portfolio, and equity securities, approximately 3.06% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1999 and 1998.

Total stockholders' equity of the Company was $19.0 million at June 30, 1999, representing an increase of $1.7 million or 9.92% over June 30, 1998. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($10.4 million at June 30, 1999), overnight investment in Federal Funds Sold ($345 thousand at June 30, 1999) and investment securities available for sale ($68.5 million). Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

YEAR 2000 ISSUE
It has been widely publicized that many computer applications will not operate past the year 2000 without modifications. This problem results from the fact that some computer systems store dates in a two digit format (i.e., 98) instead of a four digit format (1998). On January 1, 2000 it is possible that some systems with time sensitive software programs will recognize that year as "00" and may incorrectly interpret the year as 1900 rather than 2000. In the Fall of 1997 the Company adopted a formalized plan of action to minimize the risk of the Year 2000 event. As part of the plan the Company appointed an internal oversight committee to assess, monitor, and review vendor compliance and certification and to identify clearly all systems and equipment used in day to day operations of the Company that might be affected. This assessment forms the basis for our full remediation and testing process. During 1998, the Company has completed the assessment phase, identified mission critical systems, put a testing strategy in place, worked on contingency plans and undertaken steps to verify that all vendors, suppliers and other related business parties will be ready for the year 2000. This phase also included conducting compliance certification surveys with its large commercial loan customers in order to determine their ability to be Year 2000 compliant. The Company is currently conducting tests of its mission critical systems including its core application accounting systems and is on track with the FFIEC time frames. The following table identifies each phase and its estimated timetable for completion.

           Phase                                     Completed By

Awareness                                            September 30, 1997
Assessment                                           December 31, 1997
Implementation & Approval                            March 31, 1999
Final Review & Approval                              June 30, 1999
Monitoring                                           Through Year 2000

The Company has estimated that the total costs directly relating to fixing the Year 2000 issues, such as software modification and system testing, will not have a material effect on the performance of the Company. The Year 2000 budget is currently $100,000. No direct costs (other than human resource hours) have been expensed as of this date. The Company's most reasonable likely worst case Year 2000 scenarios may include the failure of a vendor or third party provider - which is beyond the Company's control. In the event a failure occurs
- the Company will implement manual contingency systems without serious impact on the Bank's financial condition. As of March 31, 1999, the Company had created several basic contingency plans. Planning efforts will continue during 1999 based on the latest FFIEC guidelines. Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted throughout the organization, all seek to minimize any potential adverse effect on the Company, its customers, or its shareholders.


HIGHLANDS BANKSHARES, INC.
PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES

           (a) N/A

           (b) N/A

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           (a) N/A

           (b) N/A

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           (a) The Annual Meeting of Stockholders was held on May 12,
           1999.

           (b) The following directors were elected to serve a one-year term to the date of the 1999 Annual Meeting of Stockholders:

                                                     Votes              Votes
Director's Name                 Votes For           Against           Withheld

James D. Morefield              897,857               0                2,600
James D. Moore, Jr.             897,857               0                2,600
J. Carter Lambert               897,857               0                2,600
Clydes B. Kiser                 897,857               0                2,600
William E. Chaffin              897,857               0                2,600
William J. Singleton            897,857               0                2,600
Verne D. Kendrick               897,857               0                2,600
Charles P. Olinger              897,857               0                2,600
H. Ramsey White, Jr.            897,857               0                2,600

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




 HIGHLANDS BANKSHARES, INC.



Date: August 3, 1999                     /s/ Samuel L. Neese
     -------------------------------------------------------
                                         Samuel L. Neese
                                         Executive Vice President &
                                         Chief Executive Officer
                                        (Duly Authorized Officer)


Date: August 3, 1999                     /s/ James T. Riffe
     ------------------------------------------------------
                                          James T. Riffe
                                          Executive Vice President &
                                          Chief Operations Officer
                                         (Principal Accounting Officer)