Form 10-Q
period 1999-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 1999-11-15
CIK 1008579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     Of The Securities Exchange Act of 1934


                    For The Quarter Ended September 30, 1999

                       Commission File Number: Applied For

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

                 Class: Common Stock, par value $1.25 per share
                   Outstanding June 30, 1999: 2,510,685 shares

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION                                                   REFERENCE
                                                                                ---------
         Item 1. Financial Statements
                  Consolidated Balance Sheets
                           September 30, 1999 and December 31, 1998..............    3
                  Consolidated Statements of Income
                          for the Quarters and Nine-Month Periods
                            Ended September 30, 1999 and 1998....................    4
                  Consolidated Statements of Cash Flows
                           for the Nine-Month Periods Ended
                           September 30, 1999 and 1998...........................    5
                  Consolidated Statement of Changes in
                           Stockholders' Equity for the Nine-Months
                           Ended September 30, 1999 and 1998.....................    6

         Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations............................................  7-8


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings...............................................    9

         Item 2. Changes in Securities...........................................    9

         Item 3. Defaults Upon Senior Securities.................................    9

         Item 4. Submission of Matters to a Vote of
                           Security Holders......................................    9

         Item 5. Other Information...............................................    9

         Item 6. Exhibits and Reports on Form 8-K................................    9


SIGNATURES.......................................................................   10

PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------


(Unaudited)                                                             September 30,           December 31,
(Amounts in thousands)                                                      1999                   1998
----------------------                                                  -------------           ------------
ASSETS
Cash and due from banks                                                  $   11,775              $   9,324
Federal funds sold                                                              590                  1,670
Investment securities available for sale
 (amortized cost; $70,328 September 30, 1999; $51,506
 December 31, 1998)                                                          69,484                 51,355
Loans, net of allowance for credit losses
  $2,348 September 30, 1999; $2,008 December 31, 1998                       252,207                231,363
Bank premises and equipment                                                   9,201                  8,270
Interest receivable                                                           2,119                  1,875
Other assets                                                                  2,827                  3,907
                                                                         ----------              ----------

           Total Assets                                                 $   348,203               $307,764
                                                                         ==========              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits, non-interest bearing                                          $    39,910             $   36,187
Deposits, interest bearing                                                  266,136                236,154
                                                                         ----------             ----------
      Total Deposits                                                        306,046                272,341
                                                                         ----------             ----------
Federal Funds Purchased                                                       2,171                    503
Short-term borrowings                                                         4,162                    164
Notes Payable- long term                                                      6,513                  6,599
Interest, taxes and other liabilities                                         2,416                  2,378
Capital Securities                                                            7,500                  7,500
                                                                         ----------             ----------

        Total Other Liabilities                                              22,762                 17,144
                                                                         ----------             ----------

           Total Liabilities                                                328,808                289,485
                                                                         ----------             ----------

STOCKHOLDERS' EQUITY

Common stock, $1.25 par value; 20,000,000
   shares authorized; 2,510,685 issued and
   outstanding September 30, 1999                                             3,138                  3,116
Surplus                                                                       5,377                  5,265
Undivided profits                                                            11,437                  9,998
Unrealized gains (losses) on securities
      available for sale, net of deferred taxes                                (557)                  (100)
                                                                         ----------             ----------

           Total Stockholders' Equity                                        19,395                 18,279
                                                                         ----------             ----------

           Total Liabilities and Stockholders'
                 Equity                                                  $  348,203             $  307,764
                                                                         ==========             ==========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------
(Unaudited)
(Amounts in thousands, except per share data)

                                                                    Quarter                 Nine Months Ended
                                                              Ended September 30,             September 30,
                                                               1999         1998               1999          1998
                                                            ---------     ---------          ---------    -----------
INTEREST INCOME
Interest and fees on loans                                   $5,557        $5,060             $16,163       $14,397
Interest on securities available for sale:
      Taxable                                                   991           776               2,598         2,283
      Exempt from taxable income                                 22            33                  42            93
Interest on federal funds sold                                    9            21                  47           193
                                                            ---------    ----------          ----------    ----------
           Total Interest Income                              6,579         5,890              18,850        16,966
                                                            ---------    ----------          ----------    ----------
INTEREST EXPENSE
Interest on deposits                                          3,236         3,151               9,407         9,205
Interest on short-term borrowings                               356           275                 912           729
Interest on federal funds purchased                              27            41                  60            53
                                                            ---------    ----------          ----------    ----------

             Total Interest Expense                           3,619         3,467              10,379         9,987
                                                            ---------    ----------          ----------    ----------
                 Net Interest Income                          2,960         2,423               8,471         6,979
                                                            ---------    ----------          ----------    ----------
Provision for loan losses                                       415           351               1,111           955
                                                            ---------    ----------          ----------    ----------
Net Interest Income After Provision Loan Losses               2,545         2,072              7,360          6,024
                                                            ---------    ----------          ----------    ----------
NON-INTEREST INCOME
Securities gains(losses), net                                    93            71                117            115
Service charges on deposit accounts                             179           141                510            371
Other fee income                                                112           107                283            276
Other operating income                                           55            52                155             78
                                                            ---------    ----------          ----------    ----------
           Total Non-Interest Income                            439           371              1,065            840
                                                            ---------    ----------          ----------    ----------
NON-INTEREST EXPENSE
Salaries and employee benefits                                1,107         1,023              3,212          2,770
Occupancy expense of bank premises                              125           146                317            361
Furniture and equipment expense                                 292           182                791            545
Other operating expenses                                        529           461              1,719          1,346
                                                            ---------    ----------          ----------    ----------

           Total Non-Interest Expense                         2,053         1,812              6,039          5,022
                                                            ---------    ----------          ----------    ----------
           Income Before Applicable Income Taxes                931           631              2,386          1,842

Income tax expense                                              307           181                797            590
                                                            ---------    ----------          ----------    ----------
            Net Income                                     $    624      $    450          $   1,589      $   1,252
                                                            =========    ==========          ==========    ==========
Basic Earnings Per Share (Weighted Average
Basis)                                                     $    .25      $    .36          $     .63      $     .51
                                                            =========    ==========          ==========    ==========

Diluted Earnings Per Share                                 $    .23      $    .34          $     .59      $     .50
                                                            =========    ==========          ==========    ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

PART I. ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                           Nine Month Period            Nine Month Period
(Unaudited)                                                                 Ended September              Ended September
(Amounts in thousands)                                                           30, 1999                   30, 1998
                                                                            ------------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                           $   1,589                    $ 1,252
Net income
Adjustments to reconcile net income to net
 cash provided by operating activities:
           Provision for loan losses                                                1,111                        955
           Provision for deferred taxes                                                 -                          -
           Deferred compensation expense                                                -                        (25)
           Depreciation and Amortization                                              483                        366
           Securities (gains)losses                                                  (117)                      (115)
           Net amortization on securities                                             256                        383
           Amortization of Capital Issue Costs                                         12                         12
           (Increase) decrease in interest receivable                                (244)                      (378)
           (Increase) decrease in other assets                                      1,314                       (520)
           Increase (decrease) in interest, taxes                                      28                        454
                 and other liabilities                                         -----------                  ---------
                                                                                    4,432                      2,384
           Net Cash Provided by Operating Activities                           -----------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:                                                7,624                      8,497
           Proceeds from sale of securities                                        17,830                     21,341
           Proceeds from maturities of debt securities                            (44,415)                   (44,589)
           Purchase of securities
           Net (increase) decrease in federal funds                                 1,080                      5,434
                 sold
           Net increase in loans                                                  (21,955)                   (32,538)
           Premises and equipment expenditures                                     (1,414)                    (1,358)
                                                                               -----------                 ---------
           Net Cash Used in Investing Activities                                  (41,250)                   (43,213)
                                                                               -----------                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in certificates of deposit                                      11,093                     13,332
      Net increase in demand, savings and other
           deposits                                                                22,612                     16,796
      Net increase in short-term borrowings                                         5,666                        164
      Proceeds from issuance of common stock                                          134                         36
      Cash dividends paid                                                            (150)                      (123)
      Net increase in long-term debt                                                  (86)                    11,562
                                                                               ----------                  ---------
      Net Cash Provided by Financing Activities                                    39,269                     41,767
                                                                                ----------                 ---------
      Net Increase in Cash and Cash Equivalents                                     2,451                        938
                                                                                ----------                 ---------
      Cash and Cash Equivalents at Beginning of Year                                9,324                      7,712
                                                                                ----------                 ---------
      Cash and Cash Equivalents at End of Quarter                              $   11,775                      8,650
                                                                               ===========                 =========

Supplemental Disclosures of Cash Flow Information:
      Cash paid during the year for:
           Interest                                                              $ 10,353                     $9,310

           Income taxes                                                             $ 722                     $  638

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

PART I.  ITEM 1. - FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(Amounts in thousands)
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                                                            Other
                                         COMMON STOCK                                                   Comprehensive
                                                                                         Retained          Income
                                     Shares           Amount              Surplus        Earnings          (Loss)          Total
                                  ----------       -----------         -----------     -----------      ------------   ------------
BALANCE, JANUARY 1, 1998             2,464             $3,081            $5,271           $8,346              $ 104       $16,802

COMPREHENSIVE INCOME
Net income                               -                  -                -             1,252                 -          1,252
Net change in
 unrealized gains
 (losses) on invest-
 ment securities
 available for sale,
 net of taxes                            -                  -                 -                -                (27)          (27)
                                 -----------        ----------        ---------         ---------          --------      ---------
TOTAL COMPREHENSIVE                                                                        1,252                (27)        1,225
  INCOME

Dividends paid
Stock options                                                                               (123)                            (123)
 exercised                              16               19                  (8)               -                  -            11
                                 -----------        -----------       ----------         ---------         ---------     ----------
BALANCE, SEPT. 30,
 1998                                2,480             $3,100            $5,263           $9,475                 77       $17,915
                                 -----------        -----------       ----------         ---------         ---------     ----------

BALANCE, JANUARY
  1, 1999                            2,493             $3,116            $5,265           $9,998           $  (100)       $18,279
COMPREHENSIVE INCOME
Net income                              -                   -                -             1,589                 -          1,589
Net change in
 unrealized gains
(losses) on invest-
 ment securities
 available for sale,
 net of taxes                           -                   -                -                -               (457)         (457)
                                 -----------         -----------      ----------         --------          ---------     ----------
TOTAL COMPREHENSIVE
  INCOME                                -                   -                -             1,589              (457)        1,132
                                 -----------         -----------      ----------         --------          ---------     ----------

Dividends paid ($.10
 per share)                             -                   -                -              (150)                -          (150)
Stock options
 exercised                             18                  22               112               -                  -           134
                                ------------         ------------    -----------         ---------         ---------     ----------
BALANCE, SEPT. 30,
 1999                               2,511              $3,138            $5,377            $11,437          $ (557)       $19,395
                                ------------         ------------    -----------         ----------        ---------     ----------


Notes to Consolidated Financial Statements
(in thousands)
--------------------------------------------------------------------------------

Note 1.  -  General

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

Note 2.  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 follows:

                                            1999                      1998
                                            ----                      ----

Balance, January 1                       $ 2,008                   $ 1,636
Provision                                  1,111                       955
Recoveries                                   112                       155
Charge-offs                                 (883)                     (841)
                                       -----------              -----------

Balance, September 30                    $ 2,348                   $ 1,905
                                       -----------              -----------

Note 3.  -  Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                              1999                 1998
                                              ----                 ----

Tax expense at statutory rate                $ 809                $ 626
Increase (reduction) in taxes
  resulting from:
Tax exempt interest                           (14)                  (32)
Other, net                                      2                    (4)
                                            ------                ------

Provision for income taxes                  $ 797                 $ 590
                                            ------               -------

Note 4.  -  Regulatory Capital

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

                                    Tier 1            Tier 2           Leverage
                                    ------            ------           --------

Highlands Bankshares, Inc.          11.68%            12.68%              7.53%
Highlands Union Bank                 9.39%            10.40%              6.45%


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


PART I. ITEM 2

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

                              RESULTS OF OPERATIONS

Results of operations for the period ended September 30, 1999 reflected net income of $1,589 thousand, an increase of 26.98% over net income reported for the corresponding period in 1998. Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity from 9.62% for the nine-month period in 1998 to 11.21% for the corresponding period in 1999.

Return on average assets at 0.64% reflects an increase from 0.59% for the comparable 1998 period.

Net interest income for the nine months ended September 30, 1999 increased 21.38%, approximately $1.49 million over the comparable 1998 period. Average interest-earning assets increased approximately $36.34 million from September 30, 1998 to the current period while average interest-bearing liabilities increased $32.16 million during the same comparative period. The yield on average interest-earning assets decreased 17 basis points to 8.20% in 1999 as compared to 8.37% in 1998. The yield on average interest-bearing liabilities decreased 48 basis points to 5.14% in 1999 as compared to 5.62% in 1998.

Through the third quarter of 1999, the provision for possible loan losses totaled $1.1 million, a $156 thousand increase from the corresponding period in 1998. The Company continually monitors the loan portfolio for signs of credit weakness or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first nine months of 1999 were $772 thousand compared with $686 thousand in 1998. Net charge-offs were 0.30% of total loans for the nine months ended September 30, 1999 as compared to 0.31% for the comparable 1998 period. Loan loss reserves increased 23.26% to $2.348 million at September 30, 1999. Reserves as of June 30, 1999 represent 0.92% of total loans versus 0.85% for the 1998 period.

                               FINANCIAL POSITION

Total loans have increased from $223.9 million at September 30, 1998 to $254.6 million at September 30, 1999. The loan to deposit ratio has decreased from 83.91% at September 30, 1998 to 83.18% at September 30, 1999. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $1.3 million at September 30, 1999, or 0.53% of total loans, compared with $1.8 million, at September 30, 1998.

Securities totaled $69.5 million (market value) at September 30, 1999 which reflects an increase of $13.1 million or 23.2% from the September 30, 1998 total of $56.4 million. The majority of this increase is in purchases of adjustable rate securities in order to match the current volatile rate environment. Securities, as of

September 30, 1999, are comprised of obligations of the U.S Government, approximately 94.41% of the total securities portfolio, municipal issues, approximately 2.59% of the securities portfolio, and equity securities, approximately 2.30% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 1999 and 1998.

Total stockholders' equity of the Company was $19.4 million at September 30, 1999, representing an increase of $1.5 million or 8.26% over September 30, 1998. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($11.8 million at September 30, 1999), overnight investment in Federal Funds Sold ($590 thousand at September 30, 1999) and investment securities available for sale ($69.5 million). Both cash and Federal Funds Sold are immediately available for satisfaction of deposit withdrawals, customer credit needs and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

The Company has estimated that the total costs directly relating to fixing the Year 2000 issues, such as software modification and system testing, will not have a material effect on the performance of the Company. The Year 2000 budget is currently $100,000. No direct costs other than human resource hours) have been expensed as of this date. The Company's most reasonable likely worst case Year 2000 scenarios may include the failure of a vendor or third party provider - which is beyond the Company's control. In the event a failure occurs - the Company will implement manual contingency systems without serious impact on the Bank's financial condition. As of September 30, 1999, the Company has created several basic contingency plans. These plans, and the Company's documentation of its Y2K testing results have been reviewed by an independent third party which is the final phase of the FFIEC's Y2K testing guidelines. Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted throughout the organization, all seek to minimize any potential adverse effect on the Company, its customers, or its shareholders.


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




 HIGHLANDS BANKSHARES, INC.




Date: October 28, 1999                     /S/ Samuel L. Neese
     ---------------------------------------------------------------------------
                                          Samuel L. Neese
                                          Executive Vice President &
                                          Chief Executive Officer
                                          (Duly Authorized Officer)



Date: October 28, 1999                     /S/ James T. Riffe
     ---------------------------------------------------------------------------
                                          James T. Riffe
                                          Executive Vice President &
                                          Chief Operations Officer
                                         (Principal Accounting Officer)