Form 10-K
period 1999-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2000-03-30
CIK 1008579

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Fiscal Year ended:                                Commission File
      DECEMBER 31, 1999                                   Number:  430893107
      -----------------                                            ---------


                           HIGHLANDS BANKSHARES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


VIRGINIA                                                  54-1796693
--------                                                  ----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

340 WEST MAIN STREET
ABINGDON, VIRGINIA                                        24210-1128
------------------                                        ----------
(Address of principal                                     (Zip Code)
executive offices)

Registrant's telephone number, including area code:       (540) 628-9181


           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE
                                 --------------

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $1.25 PAR VALUE
                          -----------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1999, there were 2,623,856 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE



List hereunder the following documents if incorporated by reference and the Part of Form 10-K into which the documents are incorporated:

(1) Part II incorporates information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999.

(2) Part III incorporates by reference from the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 10, 2000.

(3) Part IV incorporates by reference from: (i) the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999, and (ii) the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 10, 2000.

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

         At December 31, 1999, the Corporation had total assets of $358,348,000, deposits of $306,193,000, and net worth of $20,408,000.

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

         The Corporation has two direct subsidiaries as of December 31, 1999. The Bank which was formed in 1985 and Highlands Capital Trust I, a statutory business trust (the "Trust") which was created by the Corporation on January 21, 1998. The Corporation's material assets as of December 31, 1999 include: approximately $2.5 million in loan participations from the subsidiary bank; approximately $1.4 million in building and land; investment securities, approximately $1.1 million; and its investment in subsidiaries, approximately $21.8 million. The Corporation's only material liability is the note payable on the trust preferred debentures issued in January of 1998, $7.5 million.

         The Bank had one direct wholly-owned subsidiary, Highlands Union Insurance Services, Inc., that became effective on October 8, 1999. This entity is still in the startup stage as of December 31, 1999 and is anticipated to become fully operational during 2000. This entity will be used to sell insurance services through the Virginia Bankers' Insurance Services, LLC.

         The Corporation operates six full service and one express facility throughout Washington County, Virginia, the City of Bristol, Virginia, Marion, Virginia, and Glade Spring, Virginia. The Corporation also operates twenty off-site ATM's throughout the service areas listed above as well as Russell County and Wythe County, Virginia.

         The results of operations for the fiscal years ended December 31, 1999, 1998, and 1997 ("fiscal year 1999", "fiscal year 1998" and "fiscal year 1997", respectively) reflect the Corporation's strategies of expanding its community banking operations.

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

         The in-house residential mortgages are comprised of primarily one, three and five year adjustable rate mortgages and 15 year fixed rate mortgages. Adjustable rate mortgages are indexed to 275 basis points over the average yield on United States Treasury securities adjusted to a constant maturity of one, three or five years. An adjustment limitation (increase or decrease) of 2% per annum applies to the one year adjustable product. A 5% lifetime cap over the initial rate of the loan is included in the one, three and five year adjustable rate mortgages.

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

         It is generally the Corporation's policy to require title insurance on first mortgage loans in excess of $100,000 (lower where deemed necessary). It is also the Bank's general policy to require an attorney's opinion statement on all first mortgage deeds of trust. Fire and casualty insurance (extended coverage) is generally required on all property serving as security for these loans. Hazard insurance and flood insurance (where required) is generally provided by the customer prior to closing of the loan. The borrower is generally responsible for paying insurance premiums and real estate taxes.

         Federal regulations allow the Corporation to originate loans on real estate within the State of Virginia, and within limits, to originate and purchase loans or loan participations secured by real estate located in any part of the United States. During fiscal year 1999 the Corporation's primary lending area was Washington County, Virginia , the City of Bristol, Virginia, and Smyth County, Virginia.

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

         Residential mortgages, including equity lines of credit, made up approximately 38.09% of the loan portfolio as of December 31, 1999.

CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING

         The Corporation generally makes construction loans for periods up to one year on residential and commercial real estate property. These loans are for interim financing and are either paid off or converted to permanent financing when completed. At December 31, 1999 outstanding construction loans (net of undisbursed funds) totaled $3,164,000. These loans are generally made at 80% or less of appraised value at completion. Funds are advanced as the project is completed after an inspection by a staff inspector or the appraiser as deemed appropriate. These loans are made based on established corporate underwriting standards. Most of these construction loans are one to four family dwellings. The Corporation generally charges a 1% origination fee on these construction loans in addition to applicable interest.

         Loans on commercial properties, multi-family dwellings, and apartment buildings are typically made at 75% to 80% of the appraised value. These loans totaled $56,158,000 or 21.46% of total loans held for investment at December 31, 1999.

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

CONSUMER LENDING

         The Corporation offers other types of loans in addition to real estate mortgage and construction loans. Consumer loans of many types are offered by the Corporation. Some of these loans are loans to purchase automobiles, boats, recreational vehicles and manufactured housing, as well as other secured and unsecured consumer loans. The Corporation further makes loans secured by savings accounts at 2% above the rate of the savings instrument. The terms generally do not exceed ten years for manufactured housing loans and five years on other consumer loans. Outstanding consumer loans at December 31, 1999 were $68,097,000.

COMMERCIAL AND AGRICULTURE NON-REAL ESTATE LOANS

         The Corporation also makes commercial (including agriculture) non-real estate loans. These loans in general have higher risk associated with them than real estate loans. They are generally secured by inventory, equipment, accounts receivable, etc., or unsecured in some cases backed by appropriate financial condition as per the underwriting standards of the Corporation. Agriculture loans are generally secured by machinery, equipment, other miscellaneous assets or unsecured in keeping with the underwriting standards of the Corporation. The timely pay back is dependent upon the successful operation of the business or farm. The outstanding balance of non-real estate commercial loans was $27,072,000 at December 31, 1999 and the outstanding balance of non-real estate agriculture loans was $3,215,000 at December 31, 1999.

                                   INVESTMENTS

INVESTMENT SECURITIES

         The Corporation invests in mortgage-backed securities, agency notes and bonds, collateralized mortgage obligations (CMO's), municipal bonds, equity securities and United States Treasury Notes.

         A substantial portion of the mortgage-backed security portfolio consists of securities that are either insured or guaranteed by FHLMC, FNMA or GNMA. Guaranteed securities are more liquid than individual mortgage loans. At December 31, 1999 the Corporation's mortgage-backed securities portfolio had a carrying value of $51,099,000 or 14.26% of total assets compared to $38,131,000 or 12.39% of total assets at December 31, 1998. Amortized costs of mortgage-backed securities were $51,594,000 at December 31, 1999 and $38,288,000 for the comparable 1998 period. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.

         The Corporation also holds investments in CMO's with a market value at December 31, 1999 of $11,170,000 and amortized cost of $11,240,000 compared to a market value of $7,873,000 and amortized cost of $7,886,000 at December 31, 1998.

         The Corporation held no investments in United States Treasury Notes for the comparable periods ending December 31, 1999 and December 31, 1998.

         The Corporation had $4,206,000 and $3,264,000 in United States Government-sponsored Agency Obligations at December 31, 1999 and 1998 respectively. These investments represent approximately 1.17% and 1.06% of total assets at those dates.

         The Corporation holds the following equity investments: Federal Reserve Bank Stock of $295,400 for the periods ending December 31, 1999 and 1998 respectively; Federal Home Loan Bank Stock of $1,245,100 and $950,900 for the same dates as above; and Community Bankers' Bank Stock of $54,750 and $54,750 for the same dates as above.

         The Corporation also holds investments in municipal bonds of $2,258,000 and $759,000 as of December 31, 1999 and 1998 respectively. These investments represented approximately 0.63% and 0.25% of total assets at those dates.

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

                                SOURCES OF FUNDS

GENERAL

         Deposit accounts have traditionally been the principal source of the Corporation's funds for use in lending and for other general business purposes. In addition to deposits, the Corporation derives funds from loan repayments, repayments from securities, FHLB advances and loan participation sales. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a long term basis to support expanded lending activities.

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

The following table sets forth the various types of accounts offered by the Corporation at December 31, 1999:

                             Weighted
                             Average               Minimum       Amount
                             Interest              Balance       In                % of
Type of Account              Rate        Term      Deposit       Thousands         Total
---------------              ----        ----      -------       ---------         -----
Checking Account             0.00%       none      $ 100.00       $ 39,504         12.90%
Interest Checking            3.49        none        100.00         18,037          5.89
Passbook Accounts            4.00        none         25.00         44,680         14.59
Money Market
    Deposit Accounts         3.80        none        500.00          8,037          2.63
Christmas Club Accts         4.05        none          5.00             71          0.02
Individual Retirement
    Accounts                 6.26        various     500.00         28,752          9.39
Certificates of Deposit
    Accounts                 5.32        various     500.00        167,112         54.58
                                                                  --------        ------

Totals                                                            $306,193        100.00%
                                                                  --------        ------

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

         The following table sets forth information relating to the Corporation's deposit flows during the years indicated.

                                                  Years Ended December 31
(In Thousands)                                  1999       1998       1997
--------------                                --------   --------   --------
Increase (decrease) in deposits before
   interest credited back to accounts         $ 22,698   $ 28,880   $ 41,924
Interest credited back to accounts              11,154      6,815      5,251
                                              --------   --------   --------
Net increase in deposits                        33,852     35,695     47,175
                                              --------   --------   --------
Total deposits at year end                    $306,193   $272,341   $236,646
                                              --------   --------   --------


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

         The Bank also has established credit arrangements with several of it's correspondent banks. At December 31, 1999 the Bank had approximately $76,179,000 of unused lines of credit, including FHLB unused lines of credit, to fund any necessary cash requirements.

         The following table sets forth certain information as to the Corporation's advances and other borrowings at the dates indicated. See Notes 8, 9 and 14 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for information as to rates, maturities, average balances and maximum amounts outstanding.

                                             December 31
(In Thousands)                            1999        1998        1997
--------------                          -------     -------     -------
Advances from FHLB                      $18,500     $ 6,643     $ 1,786
Guaranteed preferred beneficial
  interests in corporation's junior
  subordinated debt securities            7,500       7,500         -0-
Other borrowings                             99         120         828
                                        -------     -------     -------

          Total borrowings              $26,099     $14,263     $ 2,614
                                        -------     -------     -------

                                    EMPLOYEES

         The Corporation at December 31, 1999 had 154 full time employees. None of these employees are represented by a collective agent, and the Corporation believes its employee relations are excellent.

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

         The Bank formed a wholly-owned subsidiary, Highlands Union Insurance Services, Inc., on October 8, 1999 for the purpose of selling insurance services through Virginia Bankers' Insurance Services, LLC. The subsidiary should become fully operational during 2000.

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

         The Bank met the requirements at December 31, 1999 to be classified as "adequately capitalized". This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Corporation's overall financial condition.

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

         Unless its principal federal regulator has accepted its capital plan, an undercapitalized bank may not increase its average total assets in any calendar quarter. If an undercapitalized institution's capital plan has been accepted, asset growth will be permissible only if the growth is consistent with the plan and the institution's ratio of tangible equity to assets increases during the quarter at a rate sufficient to enable the institution to become adequately capitalized within a reasonable time.

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

OTHER

         For federal income tax purposes, the Corporation reports its income and expenses on the accrual basis method of accounting and uses a year ending December 31 for filing its income tax returns. The Corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding ten taxable years except in the case of that portion of a net operating loss created by a bad debt deduction which may be carried back ten and forward five years.

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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

                                                   Year Ended December 31,
                                          1999                              1998                             1997
                                                   (Dollars in Thousands)

                              AVERAGE                YIELD/    AVERAGE                 YIELD/    AVERAGE                 YIELD/
                              BALANCE   INTEREST      RATE     BALANCE    INTEREST      RATE     BALANCE    INTEREST      RATE
                              -------   --------      ----     -------    --------      ----     -------    --------      ----
     ASSETS
Interest earning assets
 (taxable-equivalent
  basis (1) :

Loans (net of un-
  earned discount) (2)       $246,687   $ 21,873      8.87%    $213,069   $ 19,618      9.21%    $175,542   $ 16,249      9.26%
Securities (3)                 63,050      3,733      5.79       56,757      3,057      5.39       38,158      2,363      6.19
Federal funds sold              1,446         65      4.50        4,250        222      5.22        3,244        169      5.20
                             --------   --------      ----     --------   --------      ----     --------   --------      ----
Total interest-earning
  assets                     $311,183   $ 25,671      8.25%    $274,076   $ 22,897      8.35%    $216,944   $ 18,781      8.66%
                             --------   --------      ----     --------   --------      ----     --------   --------      ----
     LIABILITIES
Interest-bearing
  liabilities :

Savings & time dep           $255,385   $ 12,810      5.02%    $226,142   $ 12,336      5.46%    $181,846   $ 10,099      5.55%
Other interest-bearing
  liabilities                  19,262      1,357      7.04       13,933      1,065      7.64        3,366        222      6.59
                             --------   --------      ----     --------   --------      ----     --------   --------      ----
Total interest-bearing
  liabilities                $274,647   $ 14,167      5.16%    $240,075   $ 13,401      5.58%    $185,212   $ 10,321      5.57%
                             --------   --------      ----     --------   --------      ----     --------   --------      ----

Net interest income                     $ 11,504                          $  9,496                          $  8,460
Net margin on int.
  earning assets on a
  tax equivalent basis                                3.70%                             3.46%                             3.90%
Average interest
  spread                                              3.09%                             2.77                              3.09%

(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(2) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(3) The yield on securities classified as available for sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by FAS115

         As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities. The following table attributes changes in net interest income either to changes in average volume or to changes in interest due to both rate and volume. The amounts below have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                         1999 Compared to 1998                                 1998 Compared to 1997

                              Increase          Increase                           Increase            Increase
                           (decrease) due    (decrease) due                     (decrease) due      (decrease) due
                            to change in      to change in     Net increase      to change in        to change in      Net increase
Increase (Decrease) in         volume             rate          (decrease)          volume               rate           (decrease)
----------------------         ------             ----          ----------          ------               ----           ----------

INTEREST INCOME
Securities ...........       $   449           $   227           $   676          $ 1,148              $  (454)          $   694
Federal funds sold ...          (146)              (11)             (157)              52                    1                53
Loans ................         2,979              (724)            2,255            3,474                 (105)            3,369
                             -------           -------           -------          -------              -------           -------
Total Income Change          $ 3,282           $  (508)          $ 2,774          $ 4,674              $  (558)          $ 4,116
                             -------           -------           -------          -------              -------           -------

INTEREST EXPENSE
Savings and time
   deposits ..........       $ 1,469           $  (995)          $   474          $ 2,441              $  (204)          $ 2,237
Other interest-bearing
   liabilities .......           374               (82)              292              697                  146               843
                             -------           -------           -------          -------              -------           -------
Total Expense Change         $ 1,843           $(1,077)          $   766          $ 3,138              $   (58)          $ 3,080
                             -------           -------           -------          -------              -------           -------
Increase (Decrease) in
   Net Interest Income       $ 1,439           $   569           $ 2,008          $ 1,536              $  (500)          $ 1,036
                             -------           -------           -------          -------              -------           -------

INVESTMENT PORTFOLIO

         The following table presents the maturity distribution, market value, book value and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 1999.

                                                (Dollars in Thousands)

                                   One Year     Five Years
                     Within One     Through       Through      After Ten      Market                Total Book
                        Year      Five Years     Ten Years       Years         Value       Yield       Value
                        ----      ----------     ---------       -----         -----       -----       -----
U.S. Gov Agency      $    55        $ 4,716       $ 4,152       $57,552       $66,475       5.72%     $67,168
State & Muni's           -0-            -0-           203         2,055         2,258       6.41        2,473
Other .........          -0-            -0-           -0-         2,065         2,065       8.28        2,095
                     -------        -------       -------       -------       -------       ----      -------

  TOTAL .......      $    55        $ 4,716       $ 4,355       $61,672       $70,798       5.79%     $71,736
                     -------        -------       -------       -------       -------       ----      -------

LOAN PORTFOLIO
--------------

         The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31, 1999 for each of the past three years:

                                  December 31,
                             (Dollars in thousands)
                          1999                       1998                       1997

DESCRIPTION        AMOUNT      PERCENTAGE     AMOUNT      PERCENTAGE     AMOUNT      PERCENTAGE
-----------        ------      ----------     ------      ----------     ------      ----------
Commercial        $ 27,055       10.34%      $ 24,234       10.38%      $ 24,395       12.71%
Real Estate        163,317       62.41        136,184       58.37        104,818       54.59
Consumer            68,091       26.02         70,132       30.05         59,653       31.07
Other                3,215        1.23          2,821        1.20          3,139        1.63
                  --------      ------       --------      ------       --------      ------

  Total           $261,678      100.00%      $233,371      100.00%      $192,005      100.00%
                  --------      ------       --------      ------       --------      ------

         The following table shows the maturity of loans outstanding, inclusive of contractual amortization as of December 31, 1999. Loans are classified based upon the period in which the final payment is due.
                                December 31, 1999
                             (Dollars in Thousands)


                    Within  One            After One But         After Five
                        Year              Within Five Years         Years
                        ----              -----------------         -----

                Fixed       Floating   Fixed     Floating   Fixed       Floating
                Rate         Rate       Rate       Rate      Rate        Rate      Total
                ----         ----       ----       ----      ----        ----      -----
Commercial    $  8,952   $  7,166   $  8,787   $    611   $  1,514   $     25   $ 27,055
Real Estate     21,100      4,687     60,174      6,464     24,549     46,343    163,317
Consumer        22,244        183     43,906         11      1,736         11     68,091
Other              913      1,193      1,058         14         37         -0-     3,215
                 -----      -----      -----      -----      -----     ------      -----

Total         $ 53,209   $ 13,229   $113,925   $  7,100   $ 27,836   $ 46,379   $261,678
                ------     ------    -------    -------    -------     ------    -------


NON-PERFORMING LOANS
--------------------

         The loan portfolio of the Bank is reviewed regularly by senior officers to evaluate loan performance. The frequency of the review is based on a rating of credit worthiness of the borrower utilizing various factors such as net worth, credit history, customer relationship, etc. The evaluations emphasize different factors depending upon the type of loan involved. The commercial and real estate type loans are reviewed on the basis of estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.
         Management review of commercial and other loans may result in a determination that a loan should be placed on a non-accrual of interest basis. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full collectability of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.
         The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. As of the three periods ended December 31, 1999, 1998 and 1997, non-accrual loans amounted to $1,152,000, $1,396,000 and $888,000, respectively. Interest income lost on non-accruing loans was approximately $136,000, $146,000, and $71,000 for December 31, 1999, 1998, and 1997 respectively.

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

         The following table presents the Corporation's loan loss experience for the past three years:

                                             Years Ended December 31,
                                              (Dollars in Thousands)

                                                          1999         1998        1997
                                                          ----         ----        ----

Allowance for loan losses at
beginning of year                                      $  2,008    $  1,636    $  1,072

Loans charged off:
     Commercial                                             357         271          42
     Real Estate                                             27          -0-         -0-
     Consumer                                               710         786         470
     Other                                                  -0-         -0-         -0-
                                                       --------    --------    --------

Total                                                  $  1,094    $  1,057    $    512
                                                       --------    --------    --------

Recoveries of loans previously charged off:
    Commercial                                         $     97          42           6
    Real Estate                                              -0-         -0-         -0-
    Consumer                                                 65         157          68
    Other                                                    -0-         -0-         -0-
                                                       --------    --------    --------
Total                                                  $    162    $    199    $     74
                                                       --------    --------    --------

Net loans charged off                                  $    932    $    858    $    438
Provision for loan losses                                 1,418       1,230       1,002
                                                       --------    --------    --------
Allowance for loan losses end of year                  $  2,494    $  2,008    $  1,636
                                                       --------    --------    --------

Average total loans (net of unearned income)           $246,687    $213,069    $175,542
Total loans (net of unearned income) at year-end       $261,678    $233,371    $192,005

Ratio of net charge-offs to average loans                 0.378%      0.403%      0.249%
Ratio of provision for loan losses to average loans       0.575%      0.577%      0.571%
Ratio of provision for loan losses to net charge-off    152.146%    143.357%    228.770%
Allowance for loan losses to year-end loans               0.953%      0.860%      0.852%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------

         The following table provides an allocation of the allowance for loan losses as of December 31, 1999

                          Year Ended December 31, 1999
                        Percent of Loans on each category

                             (Dollars in Thousands)
                Allowance for      Percentage of      Percentage of
                  Loan Loss       Total Loan Loss      Total Loans
                  ---------       ---------------      -----------

Commercial       $  625               25.06%              10.34%
Real Estate         147                5.89               62.42
Consumer          1,719               68.93               26.01
Other                 3                0.12                1.23
                  -----               -----               -----

Total            $2,494              100.00%             100.00%
                  -----               -----               -----

DEPOSITS
--------

         The following table provides a breakdown of deposits at December 31 for the years indicated is as follows:

                                                  December 31,
                                              (Dollars in Thousands)

                                          1999       1998      1997
                                          ----       ----      ----

Non-interest bearing demand deposits   $ 39,504   $ 36,187   $ 30,930
Interest bearing demand deposits         26,074     21,936     15,065
Savings deposits                         44,751     35,640     26,808
Time deposits                           195,864    178,578    163,843
                                        -------    -------    -------

Total Deposits                         $306,193   $272,341   $236,646
                                        -------    -------    -------


         The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                             Year Ended December 31,
                             (Dollars in Thousands)

                                    1999                   1998                     1997
                            Amount       Rate       Amount       Rate        Amount        Rate
                            ------       ----       ------       ----        ------        ----
Non-interest bearing
demand deposits           $ 38,651       0.00%    $ 33,671       0.00%     $ 28,177        0.00%
Interest-bearing demand
deposits                    24,728       3.59       18,239       3.60        14,029        3.58
Savings deposits            44,505       4.00       32,681       4.00        24,600        4.00
Time deposits              186,151       5.45      175,222       5.92       143,217        6.01
                          --------                --------                 --------

Total                     $294,035                $259,813                 $210,023
                          --------                --------                 --------

         The remaining maturities of time deposits at December 31, 1999 are as follows (in thousands) :

         Maturity

         3 months or less.................................... $  39,967
         Over 3 through 12 months............................    84,634
         Over 12 months......................................    71,263
                                                                -------

              Total                                            $195,864
                                                               --------

INTEREST RATE SENSITIVITY ANALYSIS
----------------------------------

         The following table provides the maturities of investment securities, loans, and deposits as of December 31, 1999, and measures the interest rate sensitivity gap for each range of maturity indicated. The amounts below also reflect various prepayment assumptions.
                                                     December 31, 1999
                                                   (Dollars in Thousands)
                                                           Maturing

                                              Within One      After One But            After Five
                                                 Year       Within Five Years            Years           Total
                                                 ----       -----------------            -----           -----
ASSETS
Interest-bearing
   Investment Securities                       $ 15,555         $ 11,428              $ 43,815         $ 70,798
   Fed Funds Sold                                    -0-              -0-                   -0-              -0-
   Loans                                         66,461          121,113                71,610          259,184
Noninterest-bearing
   Other Assets                                  13,988               -0-               14,378           28,366
                                               --------         --------              --------         --------

Total Assets                                   $ 96,004         $132,541              $129,803         $358,348
                                               --------         --------              --------         --------

LIABILITIES AND SHARE-
  HOLDERS EQUITY
Interest-bearing
  All Interest-bearing Deposits                $148,591         $ 68,407              $ 49,691         $266,689
  Other Interest-bearing Liab                    11,352           10,434                 7,500           29,286
Noninterest-bearing
  Demand Deposit Non-Interest                        -0-              -0-               39,504           39,504
  Other Liabilities                               2,392               -0-                   69            2,461
  Shareholders Equity                                -0-              -0-               20,408           20,408
                                               --------         --------              --------         --------

Total Liabilities and Shareholders
  Equity                                       $162,335         $ 78,841              $117,172         $358,348
                                               --------         --------              --------         --------

Interest Rate Sensitivity GAP                  $(66,331)        $ 53,700              $ 12,631         $     -0-

RETURN ON EQUITY AND ASSETS
---------------------------

         The following table highlights certain ratios for the periods indicated:

                                                       Year Ended December 31,
                                                            (Percentage)



                                                     1999       1998       1997
                                                     ----       ----       ----
Net income to:
  Average total assets                               0.64       0.61       0.84
  Average shareholders equity                       11.13      10.06      12.53

Dividend payout ratio(dividends declared per
  share divided by net income per share)             0.07       0.07       0.00

Average shareholders equity to average total
  assets ratio                                       5.71       6.02       6.73

ITEM 2. PROPERTIES
------------------

         The Corporation's and the Bank's main offices are located at 340 W. Main Street, Abingdon, Virginia. The main office is a two story brick structure owned by the Bank. The Bank utilizes the entire structure for its day to day operations. Attached to the main office is a four lane drive thru facility constructed in 1998. The new drive thru replaced an older unit which was detached from the main office's structure. The main office opened for operations in 1985. In addition, the Bank has three other branch locations within Washington County, Virginia. The East Abingdon branch is a one story brick facility located at 24412 Maringo Road which operates as a full service branch. The branch was completed and opened for operation in 1993. The West Abingdon location operates as an "express facility." This location contains four drive thru lanes and a walk-up window. This is a limited service facility. The West Abingdon Express branch was completed and opened for operations in 1994 and is located at Exit 14, I-81, Jonesboro Road, Abingdon, Virginia. During 1998, the Bank constructed and placed in service a two-story brick building located at 506 Maple Avenue, Glade Spring, Virginia. The Glade Spring Office is a full service location with four drive thru lanes. The Bank also has two full service branch locations within the City of Bristol, Virginia. The East Bristol office is located at 999 Old Airport Road, Bristol, Virginia. This is a two story brick building with interior customer loan and deposit areas as well as a four lane drive thru unit. The office was completed and opened for operations in 1988. The Commonwealth office is located at 821 Commonwealth Avenue, Bristol, Virginia. This is a two story block building with full service customer service areas and a four lane drive thru facility. The Bank also operates its dealer finance division out of the Commonwealth office. This office was completed and opened for operations in 1995. The Bank also has a full service branch at 1425 North Main Street , Marion, Virginia. The branch was placed in service in December of 1997. It is a two story brick building and operates as a full service branch. The Marion office has two drive thru lanes. There is also an ATM located approximately 1/2 mile from the branch on North Main Street. The ATM resides on property purchased by the Bank in 1997. All of the Bank's branch locations except Marion have an on premises ATM. All branch properties are owned by the Bank and are free of liens. In September 1998, the Bank acquired the adjacent building to its Commonwealth office to facilitate future expansion. This is a one story brick structure, located at 801-805 Commonwealth Avenue, Bristol, Virginia and is currently leased. A note payable to the sellers was executed and is secured by a first deed of trust. The balance on the note as of December 31, 1999 was approximately $99,000. Also during 1998, the Bank initiated an off premises ATM program. Throughout 1998 and 1999, 20 offsite ATMs were purchased and installed throughout the Bank's market areas. Three machines were placed in Bristol, Virginia; nine were installed in Washington County, Virginia; two in Russell County, Virginia; five in Smyth County, Virginia, and one in Wythe County, Virginia. All machines are free of liens. During 1999 the Bank purchased a building, across from the Main Office in Abingdon, to provide for expansion of the Bank's operations. The building is a brick and frame structure that is being used to house the Bank's Financial Services Department, the Collections Department, the Bank's credit card, check card and ATM card operations department as well as the Bank's Check Printing

Department. The office space not currently being used by the Bank is being leased to other businesses. This property is free of any liens.

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         The Corporation is not involved in any pending legal proceedings, other than non-material legal proceedings undertaken in the ordinary course of business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II.
                                    --------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

         There is no established trading market for the stock of Highlands Bankshares, Inc.. At December 31, 1999 the Corporation has approximately 1,075 stockholders of record. The Corporation acts as it's own registered Stock Transfer Agent, without charging a transfer fee, ensuring that all applicable federal guidelines relating to stock transfers are enforced. The Corporation maintains a list of individuals who are interested in purchasing it's common stock and connects these people with stockholders' who are interested in selling their stock. These parties negotiate the per share price independent of the Corporation. The stock transfer agent of the Corporation attempts to keep a record of what the stock sales are trading at by asking the parties about the trade price per share. Please refer to the table below entitled Common Stock Performance for a breakdown of the trades for the four quarters of 1999. It is the opinion of management that this range accurately reflects the market value of the Corporations common stock at the present time.

                    Common Stock Performance-December 31 1999

                      High       Low      Quarterly Average
                      ----       ---      -----------------

First Quarter        $20.00     $16.00         $16.86

Second Quarter       $25.00     $17.00         $19.40

Third Quarter        $30.00     $20.00         $21.89

Fourth Quarter       $30.00     $21.00         $23.89


         The Corporation's and the Bank's Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition and capital requirements and upon general business conditions. The Corporation declared and paid cash dividends of $150,000 or $0.06 per share during 1999.

         At December 31, 1999, there were approximately 1,075 holders of the Corporation's common stock (based on the number of record holders as of that date).



ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         The following table sets forth certain selected consolidated financial data for the past five years.

                            Years Ended December 31,
                  (Dollars in thousands, except per share data)

                                           1999       1998       1997       1996       1995
                                           ----       ----       ----       ----       ----

Income Statement Amounts:
    Gross interest income               $ 25,671   $ 22,897   $ 18,781   $ 14,612   $ 11,585
    Gross interest expense                14,167     13,401     10,321      7,822      6,161
    Net interest income                   11,504      9,496      8,460      6,790      5,424
    Provision for possible loan
      Losses                               1,418      1,230      1,002        374        143
    Net interest income after
      provision                           10,086      8,266      7,458      6,416      5,281
    Other operating income                 1,353      1,367        842        644        488
    Other operating expense                8,187      6,962      5,382      4,439      3,541
    Income before income taxes
      and other items                      3,252      2,671      2,918      2,621      2,228
    Income taxes                           1,121        896        966        857        779
    Income before cumulative
      effect of change in
      accounting principles                2,131      1,775      1,952      1,764      1,449
    Cumulative effect of change
      in accounting principles                -0-        -0-        -0-        -0-        -0-
    Net income                          $  2,131   $  1,775   $  1,952   $  1,764      1,449

Per Share Data (1):

    Net income per share                $   0.85   $   0.72   $   0.79   $   0.72   $   0.60
    Cash dividends per share                0.06       0.05         -0-        -0-        -0-
    Book value (at year end)                7.77       7.33       6.82       5.98       5.26

Balance Sheet Amounts (at year-end):

    Total assets                        $358,348   $307,764    $258,236   $207,739  $162,543
    Total loans (net of unearned
      income)                            261,678    233,371     192,005    154,951   113,743
    Total deposits                       306,193    272,341     236,646    189,471   147,327
    Long-term debt                        10,599      6,763       2,614      1,929        -0-
    Guaranteed preferred
    beneficial interests in
    junior subordinated debt
    securities                             7,500      7,500          -0-        -0-       -0-
    Total equity                          20,408     18,279      16,802     14,617    12,812

         (1) Adjusted for 1999 and 1995 two-for-one stock splits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

         The information required herein is incorporated by reference from pages 8 to 12 of the Annual Report to Stockholders for the fiscal year ended December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The financial statements and supplementary data required herein are incorporated by reference from pages 20 to 40 of the Annual Report to Stockholders for the fiscal year ended December 31,1999.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

         None.

PART III.
---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The information required herein is incorporated by reference to "The Board of Directors", "Executive Officers Who Are Not Directors", "Security Ownership of Certain Beneficial Owners" and "Compliance With Filing Requirements Under the Securities Exchange Act of 1934" contained in the definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders to be subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information required herein is incorporated by reference to "Remuneration" contained in the definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders to be subsequently filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information required herein is incorporated by reference to "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" contained in the definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders to be subsequently filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required herein is incorporated by reference to "Indebtedness of Management" contained in the definitive proxy statement for the Registrant's 1999 Annual Meeting of Stockholders to be subsequently filed.

PART IV.
--------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

         (a) (1) The following financial statements are incorporated by reference into Item 8 hereof from Exhibit 13 hereof:

                  Consolidated Statements of Financial Condition as of December 31, 1999, 1998 and 1997

                  Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1999

                  Consolidated Statements of Stockholder's Equity for each of the years in the three year period ended December 31, 1999

                  Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1999

                  Notes to Consolidated Financial Statements for December 31, 1999, 1998 and 1997

                  Independent Auditors' Report

         (a) (2) There are no financial statement schedules required to be filed herewith

               3a The following exhibits are filed as part of this report on
                  Form 10-K, and this list includes the Exhibit Index.

                                    EXHIBITS
                                    --------

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

                                       HIGHLANDS BANKSHARES, INC.

Date:  March 21, 2000                  BY:___________________________
                                             Samuel L. Neese
                                             Executive Vice President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000.

                  Signature                                 Title
                  ---------                                 -----

/S/ James D Morefield               03-21-00
--------------------------------------------
James D. Morefield                  Date              Chairman of the Board, and Director


/S/ James D. Moore, Jr.             03-21-00
--------------------------------------------
Dr. James D. Moore, Jr.             Date             President


/S/ J. Carter Lambert               03-21-00
--------------------------------------------
J. Carter Lambert                   Date             Vice Chairman


/S/ Samuel L. Neese                 03-21-00
--------------------------------------------
Samuel L. Neese                     Date             Executive Vice President, and Chief Executive
                                                     Officer

/S/ James T. Riffe                  03-21-00
--------------------------------------------
James T. Riffe                      Date             Executive Vice President and Cashier


/S/ William E. Chaffin              03-21-00
--------------------------------------------
William E. Chaffin                  Date              Director


/S/ V. D. Kendrick                  03-21-00
---------------------------------------------
V.D. Kendrick                       Date             Director


/S/ Clydes B. Kiser                 03-21-00
---------------------------------------------
Clydes B. Kiser                     Date             Director


/S/ Charles P. Olinger              03-21-00
--------------------------------------------
Charles P. Olinger                  Date              Director


/S/ William J. Singleton            03-21-00
--------------------------------------------
William J. Singleton                Date             Director


/S/ H. Ramsey White, Jr.            03-21-00
--------------------------------------------
Dr. H. Ramsey White, Jr.            Date             Director

Dear Shareholders:

We are pleased to report that 1999 was a successful year for Highlands Bankshares Inc. The significant growth continued in 1999, as assets increased by $50,584,000 or 16.44 percent; gross loans increased by $28,307,000 or 12.13 percent; and deposits increased by $33,852,000 or 12.43 percent. It was a record year for earnings. Net income was $2,131,000 or an increase of 20.06 percent. Return on equity was 11.13 percent compared to 10.06 percent in 1998. Return on assets was 0.64 percent compared to 0.61 percent in 1998. In addition to this increase in earnings, $1,418,000 was contributed to loan loss reserve to support the continued loan growth and loan losses for 1999.

During 1999, the board of directors declared the second dividend in the company's brief history in the amount of $0.12 per share. This was an increase of 20 percent over the first-ever dividend in 1998. Also, the Board of Directors was very pleased to announce a two-for-one stock split on April 22, 1999.

Highlands Union Bank (a wholly owned subsidiary of Highlands Bankshares Inc.) has become known for its leadership in the community banking industry, for its pattern of rapid growth and willingness to explore innovative technologies. 1999 was a year of expansion, new products and new locations.

The growth of our company continued to exceed the growth rate of the banking industry in general. The market share of deposits held by Highlands Union Bank increased in the markets served (Washington County, Smyth County and the City of Bristol, Virginia). The first year of operation in Glade Spring exceeded projections. It is expected that this unusual growth will continue as we further develop the markets in which we operate and look for opportunities in new markets.

In order to ensure the success of Highlands Bankshares Inc. and Highlands Union Bank, our focus has always been on providing the best service possible to our customers. We strive to provide sterling personal service in an environment that offers state-of-the-art technology. In keeping with this theme, several initiatives were undertaken. We were proud to be one of the first Virginia banks to offer Internet banking to its customers. We introduced a state-of-the-art Internet banking product that allows our customers to conduct routine banking transactions from the privacy of their homes or any location with access to the Internet.

We were also pleased to relocate our Financial Services division. Previously located in the main bank building, it now has its own Main Street location at the corner of Russell Road and Main Street in Abingdon (Highlands Union Center). This new location adds convenience for our customers and additional street side exposure for our Financial Services office.

Other initiatives include the expansion of our drive-thru facilities in Marion to accommodate the growth at that location and the purchase of permanent back up generators for our Operations Center and Main Office which will help provide power and uninterrupted customer service in the event of a power outage. In order to serve our existing and future customer base in a cost effective and efficient manner, we upgraded and expanded our technology, delivery systems and facilities. Additionally, we increased the number of our in-store ATM facilities.

Our focus on customer service contributed to, not only exceptional growth, but public recognition. We were proud and pleased to be named "The Best Bank in Bristol" by readers of the BRISTOL HERALD COURIER. There are two Highlands Union Bank offices in Bristol.

We continue to seek opportunities for growth of and enhancement of earnings for our company. In that spirit, we are pleased to advise you that Highlands Union Bank has applied for and received permission to open a new full service office in Boone, North Carolina. We believe this market will offer new opportunities for the bank. It is anticipated that this branch bank will open in late fall of 2000.

As we enter the new millennium - without any Y2K difficulties - we are optimistic and excited about the opportunities available to our company. The recently enacted financial modernization legislation will open the door to many new business opportunities. We believe we are positioned to take advantage of them.

As in the past, we are truly appreciative of the support we continue to receive from our customers, shareholders and friends. On behalf of the directors, officers and employees of Highlands Bankshares Inc. and Highlands Union Bank, thank you for your continued confidence and support.




Samuel L. Neese                                      James T. Riffe
Chief Executive Officer                              Chief Operating Officer

RESULTS OF OPERATIONS                    1999       1998       1997                            1999/1998     1998/1997
                                   (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA                  PERCENTAGE CHANGE


    Net Interest Income                 $ 11,504   $  9,496   $  8,460                              21.15%        12.25%
    Net Income <Loss>                      2,131      1,775      1,952                              20.06         (9.07)

    FINANCIAL CONDITION AT YEAR-END

    Assets                              $358,348   $307,764   $258,236                              16.44%        19.18%
    Loans                                261,678    233,371    192,005                              12.13         21.54
    Securities                            70,798     51,355     41,963                              37.86         22.38
    Deposits                             306,193    272,341    236,646                              12.43         15.08
    Stockholders Equity                   20,408     18,279     16,802                              11.65          8.79

    Shares Outstanding                     2,624      2,494      2,464                               5.21          1.22


    SIGNIFICANT RATIOS

    Return on average assets                0.64%      0.61%      0.84%                              4.92%       (27.38%)
    Return on average equity               11.13      10.06      12.53                              10.64        (19.71)
    Average stockholders' equity to
       average assets                       5.71       6.02       6.73                              (5.15)       (10.55)
    Allowance for loan losses as a
       percentage of total loans            0.95       0.86       0.85                               10.47          1.18
    Non-performing loans to total loans     0.63       0.87       0.99                              (27.59)       (12.12)


PER SHARE DATA
Based on weighted-average shares
   outstanding
    Net Income                             $0.85      $0.72      $0.79                              18.06%         (9.43%)
    Stockholders' eqyity (book value)
       per shares outstanding at
       year-end                             7.77       7.33       6.82                               6.00          7.51

     COMPARISON OF RESULTS OF                     COMPARISON OF RESULTS OF
  OPERATIONS FOR THE YEARS ENDED                 OPERATIONS FOR THE YEARS ENDED
     DECEMBER 31, 1999 AND 1998                    DECEMBER 31, 1998 AND 1997

  Net interest income for the year ended          Net interest income for the year ended
  December 31, 1999 increased 21.15%,             December 31, 1998 increased 12.25%,
  approximately $2.01 million over 1998.          approximately $1.04 million over 1997.
  Average interest earning assets increased       Average interest earning assets increased
  $38.5 million from 1998 to 1999 while           $57.1 million from 1997 to 1998 while
  average interest bearing liabilities            average interest bearing liabilities
  increased $34.6 million. The yield on           increased $54.8 million. The yield on
  average interest earning assets for the year    average interest earning assets for the year
  ended December 31, 1999 was 8.25% compared      ended December 31, 1998 was 8.35% compared
  with 8.35% for the comparable 1998 period.      with 8.66% for the comparable 1997 period.
  The 1999 yield on average loans decreased by    The 1998 yield on average loans decreased by
  34 basis points to 8.87% as compared to the     5 basis points to 9.21% as compared to the
  1998 period yield of 9.21%. The 1999 yield      1997 period yield of 9.26%. The 1998 yield
  on average investments increased .40% to        on average investments decreased .74% to
  5.77% from December 31, 1998 to 1999. The       5.37% from December 31, 1997 to 1998. The
  yield on average interest bearing               yield on average interest bearing
  liabilities decreased 42 basis points during    liabilities increased 1 basis point during
  1999 to 5.16% as compared to 5.58% during       1998 to 5.58% as compared to 5.57% during
  1998. Net income for the year-ended 1999 was    1997. Net income for the year-ended 1998 was
  $2.13 million, an increase of 20.06% over       $1.78 million, a decrease of 9.07% over the
  the 1998 period. Income tax expense for 1999    1997 period. Income tax expense for 1998
  increased 25% to $1,121 thousand as compared    decreased 7.25% to $896 thousand as compared
  to $896 thousand for the 1998 period.           to $966 thousand for the 1997 period

      COMPARISON OF FINANCIAL                           COMPARISON OF FINANCIAL
 CONDITION AT DECEMBER 31, 1999 AND               CONDITION AT DECEMBER 31, 1998 AND
               1998                                            1997
 Total assets at December 31, 1999 totaled        Total assets at December 31, 1998 totaled
 $358.3 million compared to $307.8 million at     $307.8 million compared to $258.2 million at
 December 31, 1998. This 16.44% growth in         December 31, 1997. This 19.18% growth in
 assets was primarily due to the large volume     assets was primarily due to the large volume
 of loans originated. Total loans increased       of loans originated. Total loans increased
 12.13% or $28.3 million over the comparable      21.54% or $41.3 million over the comparable
 1998 period. The security portfolio              1997 period. The security portfolio
 increased 37.86% to $70.8 million during         increased 22.38% to $51.3 million during
 1999 as contrasted to the 1998 period. Total     1998 as contrasted to the 1997 period. Total
 deposits increased to $306.2 million or          deposits increased to $272.3 million or
 12.43% from 1998's level of $272.3 million.      15.08% from 1997's level of $236.6 million.
 Stockholders' Equity increased 11.65% during     Stockholders' Equity increased 8.79% during
 1999. The Financial Accounting Standards         1998. The Financial Accounting Standards
 Board's (FASB) Statement on Accounting           Board's (FASB) Statement on Accounting
 Standards No. 115 was implemented during         Standards No. 115 was implemented during
 1994. FASB's SAS 115 required that all           1994. FASB's SAS 115 required that all
 securities classified as "Available for          securities classified as "Available for
 Sale" be adjusted to market value through        Sale" be adjusted to market value through
 the use of a valuation account and any           the use of a valuation account and any
 unrealized (paper) gains or losses be run        unrealized (paper) gains or losses be run
 through the Stockholders' Equity section of      through the Stockholders' Equity section of
 the balance sheet. The effect of SAS 115         the balance sheet. The effect of SAS 115
 caused an decrease in Stockholders' Equity       caused an increase in Stockholder's Equity
 at December 31, 1998 of $100 thousand, net       at December 31, 1997 of $104 thousand, net
 of the related deferred tax. As of December      of the related deferred tax. As of December
 31, 1999, the Corporation's security             31, 1998, the Corporation's security
 portfolio had $619 thousand in unrealized        portfolio had $100 thousand in unrealized
 losses, net of deferred taxes. The               losses, net of deferred taxes. The
 Corporation notes that it does have the          Corporation notes that it does have the
 ability and intent to carry to maturity the      ability and intent to carry to maturity the
 existing $70.8 million of "available for         existing $51.3 million of "available for
 sale" securities.                                sale" securities.

 COMPARSION OF SIGNIFICANT RATIOS                COMPARISON OF SIGNIFICANT RATIOS
  AT DECEMBER 31, 1999 AND 1998                       AT DECEMBER 1998 AND 1997
 Return on average assets increased to .64%      Return on average assets dropped to .61% for
 for the year-ended December 31, 1999 as         the year-ended December 31, 1998 as compared
 compared to .61% for the comparable 1998        to .84% for the comparable 1997 period. The
 period. The continued growth in assets, the     continued growth in assets, the absorption
 absorption of the operational costs from the    of the operational costs from the new branch
 new branch openings, the costs and interest     openings, the costs and interest expense
 expense related to the trust preferred          related to the trust preferred securities,
 securities, and the addition of over 1.4        and the addition of over 1.2 million to the
 million to the allowance for loan loss          allowance for loan loss account all had
 account all had a significant impact to this    significant impact relating to the decrease
 performance ratio. Return on average equity     in this performance ratio. Return on average
 increased from 10.06% at December 31, 1998      equity decreased from 12.53% at December 31,
 to 11.13% at year-end 1999. Average             1997 to 10.06% at year-end 1998. Average
 Stockholders' Equity to average assets          Stockholders' Equity to average assets
 declined to 5.71% at December 31, 1999 from     declined to 6.02% at December 31, 1998 from
 6.02% at December 31, 1998. Non-performing      6.73% at December 31, 1997. Non-performing
 loans to total loans decreased to .63% as of    loans to total loans decreased to .87% as of
 December 31, 1999 as compared to .87% for       December 31, 1998 as compared to .99% for
 the comparable 1998 period. Allowance for       the comparable period 1997 period. Allowance
 loan losses as a percentage of total loans      for loan losses as a percentage of total
 increased 10.47% to .95% at December 31,        loans increased 1.18% to .86% at December
 1999. The decrease in average Stockholders'     31, 1998. The decrease in average
 Equity to average assets is primarily           Stockholders' Equity to average assets is
 attributable to the enormous amount of          primarily attributable to the enormous
 growth which the Corporation sustained          amount of growth which the Corporation
 during 1999.                                    sustained during 1998.

   COMPARSION OF PER SHARE DATA                      COMPARISION OF PER SHARE DATA
 FOR THE YEARS ENDED DECEMBER 31,                  FOR THE YEARS ENDED DECEMBER 31,
          1999 AND 1998                                    1998 AND 1997
 Net income per share, on a weighted average      Net income per share, on a weighted average
 basis, increased 18.1% to $.85 at December       basis, decreased 9.43% to $.72 at December
 31, 1999 as compared to $.72 for the             31, 1998 as compared to $.795 for the
 comparable 1998 period. Book value per share     comparable 1997 period. Book value per share
 of common stock increased by 6.0% to $7.77       of common stock increased by 7.51% to $7.33
 per share as compared to $7.33 at December       per share as compared to $6.82 at December
 31, 1998. The Corporation had approximately      31, 1998. The Corporation had approximately
 619 thousand in unrealized losses as of          100 thousand in unrealized losses as of
 December 31, 1999, net of deferred taxes,        December 31, 1998, net of deferred taxes,
 due to FASB's SAS 115 which affected the         due to FASB's SAS 115 which affected the
 book value computation.                          book value computation.

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 1999

                                 C O N T E N T S


                                                                        Page

INDEPENDENT AUDITOR'S REPORT                                              F1

FINANCIAL STATEMENTS
  Consolidated Balance Sheets                                             F2
  Consolidated Statements of Income                                       F3
  Consolidated Statements of Changes in Stockholders' Equity              F4
  Consolidated Statements of Cash Flows                                   F5
  Notes to Consolidated Financial Statements                        F6 - F28

                                                                         Page F1




                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Highlands Bankshares, Inc., and Subsidiaries
Abingdon, Virginia

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and Subsidiaries as of December 31, 1999, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and Subsidiaries as of December 31, 1999, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                    CERTIFIED PUBLIC ACCOUNTANTS

468 East Main Street
Abingdon, VA 24210
February 4, 2000

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F2
                           CONSOLIDATED BALANCE SHEETS
                        December 31, 1999, 1998 and 1997
                                 (In thousands)

                ASSETS                                                    1999               1998                1997
                                                                      ---------           ---------          ---------
 Cash and due from banks (Note 18)                                    $  13,988           $   9,324          $   7,712
 Federal funds sold                                                           -               1,670              7,213
                                                                      ---------           ---------          ---------
                Total Cash and Cash Equivalents                          13,988              10,994             14,925

 Investment securities available for sale (Note 2)                       70,798              51,355             41,963
 Loans, net of allowance for loan losses of $2,494,
   $2,008 and $1,636 in 1999, 1998 and 1997,
   respectively (Notes 3 and 4)                                         259,184             231,363            190,369
 Premises and equipment, net (Note 5)                                     9,425               8,270              7,062
 Interest receivable                                                      2,155               1,875              1,495
 Other assets (Notes 6 and 10)                                            2,798               3,907              2,422
                                                                      ---------           ---------          ---------
                Total Assets                                          $ 358,348           $ 307,764          $ 258,236
                                                                      =========           =========          =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits (Note 7)
      Noninterest bearing                                             $  39,504           $  36,187          $  30,930
      Interest bearing                                                  266,689             236,154            205,716
                                                                      ---------           ---------          ---------
                Total Deposits                                          306,193             272,341            236,646
                                                                      ---------           ---------          ---------
 Federal funds purchased                                                  3,187                 503                  -
 Interest, taxes and other liabilities                                    2,461               2,378              2,174
 Other short term borrowings (Note 8)                                     8,000                   -                  -
 Long-term debt (Note 9)                                                 10,599               6,763              2,614
 Capital securities (Note 10)                                             7,500               7,500                  -
                                                                      ---------           ---------          ---------
                                                                         31,747              17,144              4,788
                                                                      ---------           ---------          ---------
                Total Liabilities                                       337,940             289,485            241,434
                                                                      ---------           ---------          ---------
 STOCKHOLDERS' EQUITY
      Common stock (Notes 12 and 14)                                      3,280               3,116              3,081
      Additional paid-in capital                                          5,768               5,265              5,271
      Retained Earnings                                                  11,979               9,998              8,346
      Accumulated other comprehensive income (loss)                        (619)               (100)               104
                                                                      ---------           ---------          ---------
                Total Stockholders' Equity                               20,408              18,279             16,802
                                                                      ---------           ---------          ---------
                Total Liabilities and Stockholders' Equity            $ 358,348           $ 307,764          $ 258,236
                                                                      =========           =========          =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F3
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

 INTEREST INCOME                                                           1999               1998                1997
                                                                      ---------           ---------          ---------
      Loans receivable and fees on loans                               $ 21,873            $ 19,618           $ 16,249
      Securities available for sale                                       3,733               3,057              2,363
      Federal funds sold                                                     65                 222                169
                                                                      ---------           ---------          ---------
            Total Interest Income                                        25,671              22,897             18,781
                                                                      ---------           ---------          ---------

 INTEREST EXPENSE
     Deposits                                                            12,810              12,336             10,099
     Federal funds purchased                                                 89                  58                 29
     Other borrowed funds                                                   573                 342                176
     Long-term debt                                                         695                 665                 17
                                                                      ---------           ---------          ---------
           Total interest expense                                        14,167              13,401             10,321
                                                                      ---------           ---------          ---------

           Net interest income                                           11,504               9,496              8,460

 ALLOWANCE FOR LOAN LOSSES                                                1,418               1,230              1,002
                                                                      ---------           ---------          ---------

           Net interest income after allowance for loan losses           10,086               8,266              7,458
                                                                      ---------           ---------          ---------

 NON-INTEREST INCOME
      Securities gains (losses), net                                        117                 359                 10
      Service charges on deposit accounts                                   706                 545                514
      Other service charges, commissions and fees                           344                 324                186
      Other operating income, rents                                         186                 139                132
                                                                      ---------           ---------          ---------
             Total Non-Interest Income                                    1,353               1,367                842
                                                                      ---------           ---------          ---------

 NON-INTEREST EXPENSES
      Salaries and employee benefits (Note 13)                            4,417               3,785              3,004
      Occupancy expense of bank premises                                    498                 441                334
      Furniture and equipment expense                                     1,072                 903                703
      Other operating expenses (Note 20)                                  2,200               1,833              1,341
                                                                      ---------           ---------          ---------
             Total Non-Interest Expenses                                  8,187               6,962              5,382
                                                                      ---------           ---------          ---------
             Income Before Income Taxes                                   3,252               2,671              2,918

      Income Tax Expense (Note 6)                                         1,121                 896                966
                                                                      ---------           ---------          ---------

             Net Income                                                $  2,131            $  1,775           $  1,952
                                                                      =========           =========          =========

 Earnings Per Common Share (Note 12)                                   $   0.85            $   0.72           $   0.79
                                                                      =========           =========          =========

 Earnings Per Common Share - assuming dilution                         $   0.84            $   0.69           $   0.76
                                                                      =========           =========          =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F4
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                   Years Ended
                        December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                                                       Accumulated
                                                       Common Stock          Additional                    Other         Total
                                                 -----------------------      Paid-in      Retained    Comprehensive  Stockholders'
                                                 Shares        Par Value      Capital      Earnings        Income         Equity
                                                 ------        ---------      -------      --------        ------         ------
 Balance, December 31, 1996                       2,444        $ 3,054       $ 5,187      $  6,394         $ (18)        $ 14,617
                                                                                                                         --------
 Comprehensive income:
      Net income                                      -              -             -         1,952             -            1,952
      Change in unrealized gain
        (loss) on securities available
        for sale, net of deferred
        income tax expense of $63                     -              -             -             -           122              122
      Less: reclassification adjustment               -              -             -             -             -                -
                                                                                                                         --------
          Total comprehensive income                  -              -             -             -             -            2,074
                                                                                                                         --------
      Common stock issued for
         stock options exercised, net                20             27            84             -             -              111
                                                -------        -------       -------      --------        -------        --------
 Balance, December 31, 1997                       2,464        $ 3,081       $ 5,271      $  8,346         $ 104         $ 16,802
                                                                                                                         --------
 Comprehensive income:
      Net income                                      -              -             -         1,775             -            1,775
      Change in unrealized gain
        (loss) on securities available
        for sale, net of deferred
        income tax benefit of $105                    -              -             -             -          (180)            (180)
      Less: reclassification adjustment               -              -             -             -           (24)             (24)
                                                                                                                         --------
          Total comprehensive income                  -              -             -             -             -            1,571
                                                                                                                         --------
      Common stock issued for
         stock options exercised, net                28             35            (6)            -             -               29
      Cash dividend                                   -              -             -          (123)            -             (123)
                                                -------        -------       -------      --------        -------        --------
 Balance, December 31, 1998                       2,492        $ 3,116       $ 5,265      $  9,998        $ (100)        $ 18,279
                                                                                                                         --------
 Comprehensive income:
      Net income                                      -              -             -         2,131             -            2,131
      Change in unrealized gain
        (loss) on securities available
        for sale, net of deferred
        income tax benefit of $268                    -              -             -             -          (508)            (508)
      Less: reclassification adjustment               -              -             -             -           (11)             (11)
                                                                                                                         --------
          Total comprehensive income                  -              -             -             -             -            1,612
                                                                                                                         --------
      Common stock issued for
         stock options exercised, net               132            164           503             -             -              667
      Cash dividend                                   -              -             -          (150)            -             (150)
                                                -------        -------       -------      --------        -------        --------
 Balance, December 31, 1999                       2,624        $ 3,280       $ 5,768      $ 11,979        $ (619)        $ 20,408
                                                =======        =======       =======      ========        =======        ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   HIGHLANDS BANKSHARES, INC. AND SUBSIDIARIES
                                                                         Page F5
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998, and 1997
                                 (In thousands)

                                                                                      1999               1998             1997
                                                                                    -------            -------          -------

 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                    $ 2,131            $ 1,775          $ 1,952
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Allowances for loan losses                                                 1,418              1,230            1,002
           Provision for deferred income taxes                                           14                (15)            (124)
           Depreciation and amortization                                                663                529              328
           Net realized gains on available for sale securities                         (117)              (359)             (10)
           Net amortization on securities                                               330                540              190
           Increase in interest receivable                                             (280)              (380)            (224)
           (Increase) decrease in other assets                                        1,087             (1,076)          (1,593)
           Increase in interest, taxes and other
             liabilities                                                                 69                204              452
                                                                                    -------            -------          -------
                Net Cash Provided by Operating Activities                             5,315              2,448            1,973
                                                                                    -------            -------          -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
           Proceeds from sale of securities                                           7,624             18,427            5,589
           Proceeds from maturities of debt securities                               21,439             27,412            9,536
           Purchase of securities                                                   (49,238)           (55,706)         (25,740)
      Net increase in loans                                                         (29,239)           (42,224)         (37,492)
      Premises and equipment expenditures                                            (1,796)            (1,722)          (2,800)
                                                                                    -------            -------          -------
                Net Cash Used in Investing Activities                               (51,210)           (53,813)         (50,907)
                                                                                    -------            -------          -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in certificates of deposit                                        13,787             12,397           35,683
      Net increase in demand, savings and other deposits                             20,065             23,298           11,492
      Increase in federal funds purchased                                             2,684                503                -
      Proceeds from issuance of short-term borrowings                                 8,000                  -                -
      Repayment of short-term borrowings                                                  -                  -             (143)
      Proceeds from issuance of long-term debt                                        4,000              6,125              840
      Repayment of long-term debt                                                      (164)            (1,976)             (12)
      Proceeds from issuance of junior subordinated
        debt securities                                                                   -              7,500                -
      Capital securities issuance cost                                                    -               (319)             (68)
      Cash dividends paid                                                              (150)              (123)               -
      Proceeds from issuance of common stock                                            667                 29              111
                                                                                    -------            -------          -------
                Net Cash Provided by Financing Activities                            48,889             47,434           47,903
                                                                                    -------            -------          -------
                Net increase (decrease) in cash and cash equivalents                  2,994             (3,931)          (1,031)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      10,994             14,925           15,956
                                                                                    -------            -------          -------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 13,988           $ 10,994         $ 14,925
                                                                                    =======            =======          =======

 SUPPLEMENTAL DISCLOSURE OF NON-CASH
   TRANSACTIONS:

      Unrealized gain (loss) in value of securities available for sale (net of tax effects of  $(268), $(105), and $63, at
        December 31, 1999, 1998 and 1997, respectively)                              $ (519)            $ (204)          $ 122
                                                                                    =======            =======          =======
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
 CASH PAID DURING THE YEAR FOR:
      INTEREST                                                                    $ 13,346           $ 13,280          $ 9,802
                                                                                    =======            =======          =======
      Income taxes                                                                 $ 1,150              $ 952          $ 1,011
                                                                                    =======            =======          =======

The Notes to Consolidated Financial Statements are an integral part of these statements.

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                         Page F6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION AND CONSOLIDATION
                  ---------------------------------------

                  The accompanying consolidated financial statements include the accounts of Highlands Bankshares, Inc., (the "Parent Company") and its wholly-owned subsidiaries, Highlands Union Bank (the "Bank") and Highlands Capital Trust I (the "Trust"). The statements also include Highlands Union Insurance Services, Inc., (the "Insurance Services"), a wholly-owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

                  NATURE OF OPERATIONS
                  --------------------

                  Highlands Bankshares, Inc., and Subsidiaries (the "Company") operates in Abingdon, Virginia and surrounding Southwest Virginia, under the laws of the Commonwealth of Virginia. The Company was organized December 29, 1995. Highlands Union Bank, its wholly-owned subsidiary, began banking operations on April 27, 1985. The Bank operates under a state bank charter and provides full banking services. As a state bank, the Bank is subject to regulation by the Federal Reserve Board and the Virginia State Bureau of Financial Institutions. Highlands Capital Trust I, a wholly-owned subsidiary became effective on January 14, 1998. The nature of the trust is described more fully in Note 7. Highlands Union Insurance Services, Inc., a wholly-owned subsidiary of the Bank became effective October 8, 1999. The entity will be used to sell insurance through Virginia Bankers Insurance Services, LLC.

                  CASH AND CASH EQUIVALENTS
                  -------------------------

                  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

                  SECURITIES AVAILABLE FOR SALE
                  -----------------------------

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

                  Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses are recorded on the trade date and are determined on the basis of the cost of specific securities sold. Realized gains or losses are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

                  LOANS
                  -----

                  The Company grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout Southwest Virginia. The ability of the Company's debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.


                                  (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                         Page F7
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized to income over the estimated lives of the loans using the straight-line method. The aforementioned method is not materially different from the interest method.

                  The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

                  All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                  ALLOWANCE FOR LOAN LOSSES
                  -------------------------

                  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

                  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                                  (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                         Page F8
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)

         NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  PREMISES AND EQUIPMENT
                  ----------------------

                  Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives. Maintenance and repairs are charged to current operations while improvements are capitalized. Disposition gains and losses are reflected in current operations.

                  INTANGIBLE ASSETS
                  -----------------

                  Capital issue costs relating to the junior subordinated debt securities are stated at cost less accumulated amortization. Amortization is computed on the straight-line method over the life of the securities - 30 years.

                  INCOME TAXES
                  ------------

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

                  EARNINGS PER COMMON SHARE
                  -------------------------

                  Earnings per common share are calculated based on the weighted average outstanding shares during the year. Earnings per common share assuming dilution are calculated based on the weighted average outstanding shares during the year plus common stock equivalents at year end.

                  USE OF ESTIMATES
                  ----------------

                  In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of foreclosed real estate, deferred tax assets and trading activities.

                  BUSINESS SEGMENTS
                  -----------------

                  The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

                  RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION
                  ----------------------------------------------------

                  Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                         Page F9
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)

         NOTE  2. INVESTMENT SECURITIES

                  Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost and market value of securities classified as available for sale are as follows:

                                                                                      1999
                                                         -----------------------------------------------------------

                                                                             Gross          Gross
                                                           Amortized      Unrealized      Unrealized         Fair
                                                              Cost           Gains          Losses           Value
                                                         ------------    ------------     -----------     ----------
                  U.S. Government agencies and
                    corporations                          $   4,334        $      -       $     128       $   4,206
                  State and political subdivisions            2,473               -             215           2,258
                  Collateralized Mortgage Obligations        11,240               60            130          11,170
                  Mortgage Backed securities                 51,594               62            557          51,099
                  Other securities                            2,095               -              30           2,065
                                                           --------        ---------       --------      - --------

                                                           $ 71,736        $     122       $  1,060        $ 70,798
                                                           ========        =========       ========        ========
                                                                                       1998
                                                         -----------------------------------------------------------

                                                                            Gross          Gross
                                                           Amortized     Unrealized      Unrealized        Fair
                                                              Cost          Gains          Losses          Value
                                                         ------------    ------------     -----------     ----------
                  U.S. Government agencies and
                    corporations                          $   3,250       $      14      $        -       $   3,264
                  State and political subdivisions              754               5               -             759
                  Collateralized Mortgage Obligations         7,886              22              35           7,873
                  Mortgage Backed securities                 38,288              40             197          38,131
                  Other securities                            1,328               -               -           1,328
                                                           --------       ---------      ----------        --------

                                                           $ 51,506       $      81      $      232        $ 51,355
                                                           ========       =========      ==========        ========
                                                                                       1997
                                                         -----------------------------------------------------------
                                                                            Gross         Gross
                                                           Amortized     Unrealized      Unrealized         Fair
                                                              Cost          Gains         Losses            Value
                                                         ------------    ------------     -----------     ----------
                  U.S. Treasury securities                $   1,493     $        10   $           -      $   1,503
                  U.S. Government agencies and
                    corporations                              1,500               -              14          1,486
                  State and political subdivisions              939              33               -            972
                  Collateralized Mortgage Obligations         3,987               -              12          3,975
                  Mortgage Backed securities                 32,788             141               -         32,929
                  Other securities                            1,098               -               -          1,098
                                                         ----------   -------------  --------------     ----------

                                                           $ 41,805      $      184    $         26       $ 41,963
                                                           ========      ==========    ============       ========

                                   (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F10
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

                                 (In thousands)


         NOTE 2.  INVESTMENT SECURITIES (CONTINUED)

                  Investment securities available for sale with a carrying value of $17,141, $4,787, and $3,571 at December 31, 1999, 1998 and
                  1997 respectively, and a market value of $16,955, $4,783, and $3,595 at December 31, 1999, 1998 and 1997 were pledged as collateral on public deposits and for other purposes as required or permitted by law.

                  Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock with a carrying value of $1,541, $1,246 and $1,029 at December 31, 1999, 1998 and 1997, respectively are included in the caption "Other Securities". These investments are considered to be restricted as the Company is required by FHLB and FRB to hold these investments, and the only market for this stock is the issuing agency.

                  The amortized cost and estimated fair value of securities available for sale at December 31, 1999 by contractual maturity are shown below. Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 Approximate
                                                                                Amortized           Market
                                                                                   Cost             Value
                                                                              ----------        ----------
                           Due in one year or less                            $        -        $        -
                           Due after one year through five years                   2,000             1,955
                           Due after five years through ten years                  2,555             2,454
                           Due after ten years                                     2,252             2,055
                                                                             -----------       -----------
                                                                                   6,807             6,464

                           Mortgage-backed securities                             62,834            62,269
                           Other securities                                        2,095             2,065
                                                                            ------------       -----------
                                                                              $   71,736         $  70,798
                                                                              ==========         =========


                  For the years ended December 31, 1999, 1998 and 1997, proceeds from sale of securities amounted to $7,624, $18,427 and
                  $5,589, respectively. Gross realized gains and losses on
                  investment securities available for sale are as follows:
                                                                            1999             1998              1997
                                                                            ----             ----              ----

                           Realized gains                               $    117        $     369          $     34
                           Realized losses                              $  (   - )      $ (    10)         $ (   24)

                  The tax benefit (provision) applicable to these net realized gains and losses amounted to $40, $122, and $3, respectively.

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F11
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)

         NOTE  3. LOANS

                  The composition of the net loans is as follows:

                                                                           1999             1998              1997
                                                                       ---------        ---------         --------

                  Commercial                                           $  27,072        $  24,240         $  24,404
                  Real estate                                            163,459          136,339           104,899
                  Installment                                             68,097           70,137            59,798
                  Other                                                    3,215            2,821             3,139
                                                                       ---------        ---------         ---------
                                                                         261,843          233,537           192,240
                                                                       ---------        ---------         ---------

                  Deduct:
                  Unearned discount                                            7               31               127
                  Allowance for loan losses                                2,494            2,008             1,636
                  Net deferred loan fees                                     158              135               108
                                                                       ---------        ---------         ---------
                                                                           2,659            2,174             1,871
                                                                       ---------        ---------         ---------

                                                                       $ 259,184        $231,363           $190,369
                                                                       =========        =========         =========


                  The following is a summary of information pertaining to impaired loans:

                                                                                      December 31,
                                                                       -------------------------------------------

                                                                           1999             1998              1997
                                                                       ---------        ---------         --------
                  Impaired loans without a
                     valuation allowance                               $   1,152        $   1,396         $     888
                  Impaired loans with a valuation
                     Allowance                                                 -                -                 -
                                                                       ---------        ---------         ---------
                  Total impaired loans                                 $   1,152        $   1,396         $     888
                                                                       ========= -      =========         =========

                  Valuation allowance related to
                      impaired loans                                   $     155        $     190         $      45
                                                                       =========        =========         =========
                                                                                  Years ended December 31,
                                                                       --------------------------------------------
                                                                           1999             1998              1997
                                                                       ---------        ---------         ---------
                  Average investment in
                      impaired loans                                   $   1,111        $   1,011         $     310
                                                                       =========        =========         =========
                  Interest income recognized
                     on impaired loans                                 $       -        $       -         $       -
                                                                       =========        =========         =========

                  No additional funds are committed to be advanced in connection with impaired loans.

                  Loans have been pledged as part of the floating blanket lien to secure Federal Home Loan Bank advances. (Note 15)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F12
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE  4. ALLOWANCE FOR LOAN LOSSES

                  Activity in the allowance for loan losses is as follows:

                                                                            1999             1998              1997
                                                                            ----             ----              ----
                  Balance, beginning                                    $  2,008         $  1,636          $  1,072
                  Provisions charged to
                   operations                                              1,418            1,230             1,002
                  Loans charged to reserve                                (1,094)          (1,057)             (512)
                  Recoveries                                                 162              199                74
                                                                        --------         --------          --------

                  Balance, ending                                       $  2,494         $  2,008          $  1,636
                                                                        ========         ========          ========


         NOTE  5.  PREMISES AND EQUIPMENT

                  Premises and equipment, stated at cost, are comprised of the following:
                                                                            1999             1998              1997
                                                                            ----             ----              ----
                  Land                                                  $  2,391         $  1,870           $ 1,847
                  Bank premises                                            5,884            5,374             4,445
                  Equipment                                                3,719            2,954             2,184
                                                                        --------         --------          --------
                                                                          11,994           10,198             8,476
                  Less accumulated
                   depreciation                                            2,569            1,928             1,414
                                                                        --------         --------          --------

                                                                        $  9,425         $  8,270           $ 7,062
                                                                        ========         ========           =======

                  Depreciation expense is $641, $514, and $321 for 1999, 1998 and 1997, respectively.

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F13
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)

         NOTE  6. INCOME TAXES

                  The components of the net deferred tax asset, included in other assets, are as follows:

                                                                           1999            1998               1997
                                                                       ---------        ---------         --------
                  Deferred tax assets:
                  Allowance for loan loss                              $     626        $     532         $     471
                  Deferred compensation                                        4               73                84
                  Net unrealized loss on securities available
                     for sale                                                319               51                 -
                                                                       ---------        ---------         ---------
                                                                             949              656               555
                                                                       ---------        ---------         ---------
                  Deferred tax liability:
                  Depreciation                                         (     235)       (     195)        (     160)
                  Net unrealized gain on securities available
                     for sale                                          (       -)       (       -)        (      54)
                                                                        --------         --------          --------
                                                                       (     235)       (     195)        (     214)
                                                                        --------         --------          --------

                  Net deferred tax asset                               $     714        $     461         $     341
                                                                       =========        =========         =========


                  The components of income tax expense (benefit) related to
continuing operations are as follows:
                                                                           1999             1998              1997
                                                                       ---------        ---------         --------
                  Federal:
                    Current                                            $   1,107        $     911         $   1,090
                    Deferred                                                  14        (      15)        (     124)
                                                                       ---------         --------          --------

                        Total                                          $   1,121        $     896         $     966
                                                                       =========        =========         =========


                  The Bank's income tax expense differs from the statutory
federal rate of 34% as follows:
                                                                           1999             1998              1997
                                                                       ---------        ---------         --------
                  Statutory rate applied to
                     earnings before income taxes                      $   1,106        $     908         $     992
                  Tax exempt interest                                  (      22)       (      53)        (      10)
                  Other, net                                                  37               41         (      16)
                                                                       ---------        ---------          --------

                                                                       $   1,121        $     896         $     966
                                                                       =========        =========         =========

         NOTE  7.  DEPOSITS

                  The composition of deposits is as follows:
                                                                           1999             1998              1997
                                                                       ---------        ---------         --------
                  Noninterest bearing demand                          $   39,504       $   36,187        $   30,930
                  Interest bearing demand                                 26,074           21,936            15,065
                  Savings deposits                                        44,751           35,640            26,808
                  Time deposits, in amounts of
                     $100,000 or more                                     47,922           41,302            37,890
                  Other time deposits                                    147,942          137,276           125,953
                                                                      ----------       ----------        ----------

                                                                      $  306,193       $  272,341        $  236,646
                                                                      ==========       ==========        ==========

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F14
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)

         NOTE 7.  DEPOSITS (CONTINUED)

                  The remaining maturities of time deposits at December 31, 1999 are as follows:

                  2000                                               $   124,601
                  2001                                                    43,920
                  2002                                                     9,700
                  2003                                                     8,631
                  2004                                                     6,156
                  Thereafter                                               2,856
                                                                     -----------

                                                                     $   195,864
                                                                     ===========

         NOTE 8.  OTHER SHORT-TERM BORROWINGS

                  Borrowed funds consist of Federal Home Loan Bank advances which are secured by a floating blanket lien on a specific class of mortgage loans of the Bank.


         NOTE 9. LONG-TERM DEBT

                  At December 31, Highlands Bankshares Inc. and Subsidiaries had the following long-term debt agreements:

                                                                                           1999             1998            1997
                                                                                           ----             ----            ----
                  Note payable Federal Home Loan Bank dated June 6, 1996 for
                  $1,000 with an annual interest rate of 6.07%, due June 8,
                  1998. The note requires annual interest payments. The loan is secured by a floating blanket lien on a specific class of
                  mortgage loans of the Bank.                                           $     -          $     -          $  1,000


                  Note payable Federal Home Loan Bank dated June 6, 1996 for
                  $1,000 with an annual interest rate of 7.02%, due June 6,
                  2003. The note requires semi-annual installments of $71 plus interest. The loan is secured by a floating blanket lien on a
                  specific class of mortgage loans of the Bank.                             500              643               786

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F15
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)

         NOTE 9. LONG-TERM DEBT (CONTINUED)

                                                                                        1999             1998              1997
                                                                                        ----             ----              ----

                  Note payable Federal Home Loan Bank dated March 26, 1998 for
                  $6,000 with an annual interest rate of 5.51%, due March 26,
                  2008. The note requires quarterly interest payments and has an early conversion option at March 26, 2003. The loan is secured by a floating blanket lien on a specific class of mortgage
                  loans of the Bank.                                                    6,000            6,000               -

                  Note payable Federal Home Loan Bank dated August 13, 1999, for
                  $4,000 with an annual interest rate of 6.385%, due August 31,
                  2009. The note requires quarterly interest payments and has an early conversion option at August 13, 2004. The loan is
                  secured by a floating blanket lien on a specific class of
                  mortgage loans of the Bank.                                           4,000                -               -

                  Note payable resulting from a seller-financing transaction dated September 10, 1998 for $125 with an annual interest rate of 8.50%, due September 10, 2003. The note requires monthly installments of principal and interest of $3. The loan is
                  secured by a first deed of trust on real estate.                         99              120               -

                  Note payable to Company's Subsidiary (amount participated with other financial institutions only) dated March 4, 1997 for
                  $900 with an annual interest rate of 8.25%, due March 4, 2002.
                  The note requires monthly installments of $8 with a balloon payment at maturity. The loan is secured by a first deed of
                  trust on a commercial building.                                           -                -             828
                                                                                   -------------   --------------    --------------

                  Total long-term debt                                             $   10,599        $   6,763       $   2,614
                                                                                   =============   ==============    ==============

                  Principal maturities of long-term debt at December 31, 1999 are as follows:

                  2000                                                       166
                  2001                                                       168
                  2002                                                       171
                  2003                                                        94
                  2004                                                         -
                  Thereafter                                              10,000
                                                                      ----------

                                                                       $  10,599
                                                                      ==========

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F16
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In Thousands)

         NOTE 10. CAPITAL SECURITIES

                  On January 21, 1998, Highlands Capital Trust I, a statutory business trust (the "Trust") created by the Parent Company, issued $7,500 of 9.25% Capital Securities which will mature on January 15, 2028. The principal asset of the Trust is $7,500 of the Parent Company's junior subordinated debt securities with like maturities and like interest rates to the Capital Securities. Additionally, the Trust has issued 9,000 shares of common securities to the Parent Company. The 9.25% Capital Securities had $7,500 outstanding at December 31, 1999 and an estimated fair value of $7,511. The related junior subordinated debt securities had an estimated fair value of $7,511.

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

                  Capital issue costs totaling $378 and related accumulated amortization of $21 as of December 31, 1999, are included in other assets. Amortization of these costs and interest expense related to the Trust are $10 and $685, respectively for 1999.


         NOTE 11. OPERATING LEASES

                  The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as follows:

                  Year ending December 31:

                    2000                                               $     318
                    2001                                                     207
                    2002                                                     207
                    2003                                                     207
                                                                      ----------

                  Total minimum payments required                      $     939
                                                                       =========

                  Total operating lease expense was $297, $342, and $330 for December 31, 1999, 1998 and 1997 respectively.


                                   (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F17
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE 11. OPERATING LEASES (CONTINUED)

                  The Company owns several buildings for use by its' subsidiaries, and leases the remaining space. The following is a schedule by years of future minimum rental payments due to be received under operating leases that have initial or remaining noncancelable terms in excess of one year as follows:

                  Year Ending December 31:

                    2000                                               $      61
                    2001                                                      28
                    2002                                                       8
                                                                       ---------

                  Total minimum payments required                      $      97
                                                                       =========

                  Total operating lease income was $122, $90 and $90 for December 31, 1999, 1998 and 1997, respectively.


         NOTE 12. COMMON STOCK, STOCK SPLIT, AND EARNINGS PER COMMON SHARE

                  On April 22, 1999, the Board authorized a 2 for 1 stock split to be distributed to all shareholders of record as of April 1, 1999. As a result, authorized shares increased from 10,000,000 to 20,000,000 and par value decreased from $2.50 to $1.25 per share. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

                  Earnings per common share is computed using the weighted average outstanding shares as of December 31. The stock options (Note 14) have a dilutive effect on earnings per share.

                  The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

                                                                                          1999
                                                                      --------------------------------------------
                                                                         Income           Shares         Per-Share
                                                                      (Numerator)    (Denominator)         Amount
                                                                      -----------    -------------         ------

                  Net income                                           $   2,131
                                                                       =========
                  Basic Earnings per Common Share
                    Income available to common
                    stockholders                                           2,131            2,521      $     .85
                                                                                                       =========
                  Effect of Dilutive Stock options
                    outstanding                                               -                21
                                                                       ---------        ---------
                  Diluted Earnings per Common Share
                    Income available to common
                    stockholders + assumed conversions                 $   2,131            2,542      $     .84
                                                                       =========          =======      =========

                                   (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F18
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE 12. COMMON STOCK, STOCK SPLIT, AND EARNINGS PER COMMON SHARE (CONTINUED)

                                                                                          1998
                                                                      --------------------------------------------
                                                                         Income           Shares         Per-Share
                                                                      (Numerator)    (Denominator)         Amount
                                                                      -----------    -------------         ------

                  Net income                                          $    1,775
                                                                      ==========
                  Basic Earnings per Common Share
                    Income available to common
                    stockholders                                           1,775            2,472   $       .72
                                                                                                    ===========
                  Effect of Dilutive Stock options
                    outstanding                                                -               92
                                                                      ----------        ---------
                  Diluted Earnings per Common Share
                    Income available to common
                    stockholders + assumed conversions                $    1,775            2,564   $       .69
                                                                      ==========          =======   ===========

                                                                                          1997
                                                                      --------------------------------------------
                                                                         Income           Shares         Per-Share
                                                                      (Numerator)    (Denominator)         Amount
                                                                      -----------    -------------         ------
                  Net income                                          $    1,952
                                                                      ==========
                  Basic Earnings per Common Share
                    Income available to common
                    stockholders                                           1,952            2,456   $       .79
                                                                                                    ===========
                  Effect of Dilutive Stock options
                    outstanding                                                -              102
                                                                      ----------         --------
                  Diluted Earnings per Common Share
                    Income available to common
                    stockholders + assumed conversions                $    1,952            2,558   $       .76
                                                                      ==========         ========   ===========

         NOTE 13. PROFIT SHARING AND RETIREMENT SAVINGS PLAN

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

                  On July 1, 1997, the Bank converted its existing profit sharing plan to a 401(K) saving plan. The plan is available to substantially all employees meeting minimum eligibility requirements. The Bank makes a 2% contribution to all employees exclusive of employee contributions and employer matching. Employees may elect to make voluntary contributions to the plan up to 15% of their base pay. The Bank matches 50% of the employee's initial 6% contribution; therefore, the maximum employer contribution per employee could be 3% of base pay. The cost of Bank contributions under the savings plan was $137 and $115, in 1999 and 1998 respectively.

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F19
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)

         NOTE 14. STOCK OPTION PLAN

                  In 1996, Highlands Bankshares, Inc., adopted a non-qualified stock incentive option plan, which is identical to and replaced the plan adopted by Highlands Union Bank in 1986, for key employees, officers, and directors and reserved 150,000 shares of common stock for issuance thereunder. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years.

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

                  A summary of the status of the Company's stock option plan is presented below:

                                                              1999                   1998                   1997
                                                   -------------------  ---------------------  --------------------
                                                   Weighted             Weighted              Weighted
                                                   Average              Average               Average
                                                   Exercise Number of   Exercise   Number of  Exercise     Number of
                                                    Price    Shares       Price     Shares     Price        Shares
                                                   -------- ---------   ---------   ------    ---------     ------
                  Options outstanding January 1     $  7.64     174,685   $  4.60     155,586  $   3.51      152,748
                  Granted                             19.00      26,650     15.15      47,500     11.50       23,300
                  Exercised                            6.66    (132,213)     2.40     (28,401)     3.69      (20,462)
                                                               --------               -------                -------

                  Options outstanding December 31   $ 14.76      69,122   $  7.64     174,685  $   4.60      155,586
                                                              =========               =======                =======


                  Options exercisable at year-end   $ 14.76      69,122   $  7.64    174,685   $   4.60      155,586
                  Weighted-average fair
                     value of options granted
                     during the year                $ 19.00               $ 15.15               $ 11.50


                  Information pertaining to options outstanding at December 31,
1999 is as follows:
                                                   Options Outstanding                        Options Exercisable
                                          ---------------------------------------------     -----------------------
                                                           Weighted
                                                           Average            Weighted                    Weighted
                                                          Remaining           Average                      Average
                       Range of             Number       Contractual          Exercise        Number       Exercise
                  Exercise  Prices        Outstanding        Life              Price        Exercisable      Price
                  --------  ------        -----------    -------------       ----------     -----------      -----
                  $3.08  -  $4.17              3,301       4.97 years        $  4.14           3,301      $   4.14
                    7.50  -  11.50            15,026       7.75                10.52          15,026         10.52
                  14.25  -  19.00             50,795       9.81                16.71          50,795         16.71
                                             -------                                         -------

                  Outstanding at
                     end of year              69,122       9.13 years         $14.76          69,122        $14.76
                                             =======                                         =======

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F20
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)

         NOTE 15. COMMITMENTS AND CONTINGENCIES

                  The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of their customers. Those financial instruments include commitments to extend credit and standby letters of credit. These commitments include standby letters of credit of approximately $1,088, $859, and $2,408, unfunded commitments under lines of credit of $19,067, $16,655 and $12,297 and commitments to grant loans of $695, $1,325, and $458 for the years ended December 31, 1999, 1998 and 1997, respectively. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

                  The Bank's exposure to credit loss, in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations that they do for on-balance sheet instruments.

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

                  Unfunded commitments under lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

                  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

                  The Bank has made arrangements with and has available from other corresponding banks, approximately $76,179 of unused lines of credit to fund any necessary cash requirements. The Bank has $18,500 of Federal Home Loan Bank advances outstanding as of December 31, 1999. A specific class of mortgage loans with a balance of $91,999 at December 31, 1999 were pledged to the FHLB as collateral.

         NOTE 16. FAIR VALUES OF FINANCIAL INSTRUMENTS

                  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement

                                   (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F21
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)

         NOTE 16. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

                  of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

                  The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

                  CASH AND CASH EQUIVALENTS
                  -------------------------

                  The carrying amount reported in the balance sheets for cash and short-term investments approximates fair value.

                  SECURITIES AVAILABLE FOR SALE
                  -----------------------------

                  Fair values for securities, excluding Federal Home Loan Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

                  LOANS
                  -----

                  The fair values of loans represent the amount at which the loans of the Bank could be exchanged on the open market, as determined based on the current lending rate for similar types of lending arrangements discounted over the remaining life of the loans.

                  DEPOSITS
                  --------

                  The fair values of deposits represent the amount at which the liabilities of the Bank could be exchanged on the open market, as determined based on the incremental borrowing rate of the Bank for similar types of borrowing arrangements.

                  FEDERAL FUNDS PURCHASED AND OTHER SHORT-TERM BORROWINGS
                  -------------------------------------------------------

                  The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                  LONG-TERM DEBT AND CAPITAL SECURITIES
                  -------------------------------------

                  Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.


                                   (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F22
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE 16. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

                  OFF-BALANCE-SHEET INSTRUMENTS
                  -----------------------------

                  The amount of off-balance sheet commitments to extend credit, standby letters of credit, and financial guarantees, is considered equal to fair value. Because of the uncertainty involved in attempting to assess the likelihood and timing of commitments being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the given value of the commitment.

                  The carrying amounts and fair values of the Company's financial instruments at December 31 were as follows:

                                                           1999                    1998                   1997
                                                 --------------------      ------------------    -------------------
                                                 Carrying       Fair      Carrying      Fair     Carrying      Fair
                                                 Amount         Value      Amount       Value     Amount       Value
                                                 ------         -----      ------       -----     ------       -----
                  Cash and cash equivalents     $ 13,988     $ 13,988    $  10,994   $  10,994   $  14,925  $  14,925
                  Securities available for sale   70,798       70,798       51,355     51,355       41,963     41,963
                  Loans, net                     259,184      257,737      231,363    234,290      190,369    195,020
                  Deposits                      (306,193)    (306,019)    (272,341)  (273,551)    (236,646)  (237,429)
                  Federal funds purchased         (3,187)      (3,187)        (503)      (503)          -          -
                  Other Short-term borrowings     (8,000)      (8,144)           -          -            -          -
                  Long-term debt                 (10,599)      (9,947)      (6,763)    (6,767)      (2,614)    (2,448)
                  Capital securities              (7,500)      (7,511)      (7,500)    (7,923)           -          -

         NOTE 17. RELATED PARTY TRANSACTIONS

                  In the normal course of business, the Bank has made loans to its' directors and officers and their affiliates. All loans and commitments made to such officers and directors and to companies in which they are officers or have significant ownership interest have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The activity of such loans are approximately as follows:


                                                  1999         1998        1997
                                                -------      -------     ------

                  Balance, beginning           $ 6,657      $ 5,766     $ 5,541
                  Loan additions                 4,698        3,652       3,889
                  Amounts collected            ( 3,588)     ( 2,761)    ( 3,664)
                                               -------      -------     -------

                  Balance, ending              $ 7,767      $ 6,657     $ 5,766
                                               =======      =======     =======

                  Unused Commitments          $    315     $    410    $    216
                                              ========     ========    ========

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F23
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE 18. RESTRICTIONS ON CASH

                  The Bank is required to maintain reserve balances in cash with the Federal Reserve Bank. The total of those reserve balances at December 31, 1999, 1998 and 1997 were $2,109, $1,239 and
                  $1,034, respectively.


         NOTE 19. UNDIVIDED PROFITS AND CAPITAL

                  Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Company could have declared dividends of $4,256, $2,939 and $3,534 in 1999, 1998 and 1997 respectively. The Company paid dividends of $150 and $123 or $.12/share and $.10/share in 1999 and 1998, respectively. The Company declined to pay cash dividends for 1997, in order to maintain the capital necessary to support the present rate of growth.

                  The Company and the Bank are subject to various regulatory capital requirements administered by its primary regulator, the Federal Reserve Board. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company and Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31, 1999, 1998, and 1997, that the Company and the Bank met all the capital adequacy requirements to which they are subject.

                  The Company received notification from the Federal Reserve Bank dated December 17, 1999 that as of September 30, 1999 the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank's category.


                                   (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F24
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE 19. UNDIVIDED PROFITS AND CAPITAL (CONTINUED)

                  The Parent company's actual and required capital amounts and ratios are as follows:

                                                                                                            To be Well Capitalized
                                                                                                          under the Prompt
                                                                                       For Capital         Corrective Action
                                                                 Actual           Adequacy Purposes          Provisions
                                                           Amount      Ratio      Amount       Ratio     Amount      Ratio
                                                           ------      -----      ------       -----     ------      -----
                  As of December 31, 1999:
                     Total Risk-Based Capital
                          (to Risk-Weighted Assets)        $31,015    2.88%    $19,265      =>8.0%    $24,081    =>10.0%
                     Tier I Capital
                          (to Risk-Weighted Assets)         28,036   11.64%      9,632      =>4.0%     14,449     =>6.0%
                     Tier I Capital
                          (to Adjusted Total Assets)        28,036    7.88%     14,236      =>4.0%     17,795     =>5.0%


                  As of December 31, 1998:
                     Total Risk-Based Capital
                          (to Risk-Weighted Assets)        $27,887   12.79%    $17,447      =>8.0%    $21,808    =>10.0%
                     Tier I Capital
                          (to Risk-Weighted Assets)         24,505   11.24%      8,723      =>4.0%     13,085     =>6.0%
                     Tier I Capital
                          (to Adjusted Total Assets)        24,505    8.09%     12,112      =>4.0%     15,140     =>5.0%


                  As of December 31, 1997:
                     Total Risk-Based Capital
                          (to Risk-Weighted Assets)        $18,334    9.91%    $14,800      =>8.0%    $18,500    =>10.0%
                     Tier I Capital
                          (to Risk-Weighted Assets)         16,698    9.03%      7,400      =>4.0%     11,100     =>6.0%
                     Tier I Capital
                          (to Adjusted Total Assets)        16,698    6.68%      9,994      =>4.0%     12,492     =>5.0%

                                   (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F25
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE 19. UNDIVIDED PROFITS AND CAPITAL (CONTINUED)

                  The Bank's actual and required capital amounts and ratios are as follows:

                                                                                                       To be Well Capitalized
                                                                                                          under the Prompt
                                                                                      For Capital         Corrective Action
                                                                 Actual           Adequacy Purposes          Provisions
                                                           Amount      Ratio      Amount       Ratio     Amount      Ratio
                                                           ------      -----      ------       -----     ------      -----
          As of December 31, 1999:
             Total Risk-Based Capital
               (to Risk-Weighted Assets)                  $24,898      10.49%     $18,995      =>8.0%     $24,744    =>10.0%
             Tier I Capital
               (to Risk-Weighted Assets)                   22,410       9.44%       9,498      =>4.0%      14,247    => 6.0%
             Tier I Capital
               (to Adjusted Total Assets)                  22,410       6.40%      14,010      =>4.0%      17,512    => 5.0%


          As of December 31, 1998:
             Total Risk-Based Capital
               (to Risk-Weighted Assets)                  $21,241      10.15%     $17,232      =>8.0%     $21,054    =>10.0%
             Tier I Capital
               (to Risk-Weighted Assets)                   19,865       9.22%       8,616      =>4.0%      12,924    => 6.0%
             Tier I Capital
               (to Adjusted Total Assets)                  19,865       6.69%      11,875      =>4.0%      14,844    => 5.0%


          As of December 31, 1997:
             Total Risk-Based Capital
               (to Risk-Weighted Assets)                  $17,874       9.74%     $14,686      =>8.0%     $18,358    =>10.0%
             Tier I Capital
               (to Risk-Weighted Assets)                   16,238       8.85%       7,343      =>4.0%      11,015    => 6.0%
             Tier I Capital
               (to Adjusted Total Assets)                  16,238       6.53%       9,942      =>4.0%      12,427    => 5.0%


         NOTE 20. OTHER OPERATING EXPENSES

                  Other operating expenses consist of the following:
                                                                          1999              1998               1997
                                                                        -------           -------           -------

                  Professional services                                $     220        $     228         $     230
                  FDIC insurance                                              32               67                24
                  Postage and freight                                        322              287               287
                  Regulatory agency assessments                               52               45                40
                  Supplies                                                   268              216               183
                  Bank stock tax                                             167              146               151
                  Other                                                    1,139              844               426
                                                                       ---------        ---------         ---------

                                                                       $   2,200        $   1,833         $   1,341
                                                                       =========        =========         =========

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F26
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE 21. SUBSEQUENT EVENTS

                  In January 2000, the Company purchased an option on real estate in Boone, NC for $15. The Company has 120 days to purchase the property for an additional $880 before the option expires. The property will be used as a future expansion site of the Company.


         NOTE 22. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                  The condensed financial statements below relate to Highlands Bankshares, Inc., as of December 31, 1999, 1998 and 1997 and for the years then ended. Highlands Bankshares, Inc., was formed December 29, 1995 and exchanged common stock for the common stock of Highlands Union Bank.

                  CONDENSED BALANCE SHEETS
                  ------------------------

                                                                           1999             1998              1997
                                                                       ---------        ---------         --------
                  ASSETS
                    Cash                                              $      887      $       202      $          1
                    Investment securities available
                      for sale                                             1,059            2,480                 -
                    Loans, net of allowance for loan losses
                      of $6                                                2,552                -                 -
                    Federal funds sold                                         -            1,670                 -
                    Investments in subsidiaries                           21,794           19,772            16,343
                    Premises and equipment, net                            1,381            1,402             1,276
                    Other assets                                             381              406                86
                                                                     -----------      -----------      ------------

                            Total Assets                                $ 28,054         $ 25,932          $ 17,706
                                                                        ========         ========          ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                    Interest, taxes and other
                       liabilities                                    $      146       $      153       $        23
                    Long-term debt                                             -                -               886
                    Capital securities                                     7,500            7,500                 -
                                                                       ---------       ----------     -------------
                            Total Liabilities                              7,646            7,653               909
                                                                       ---------       ----------        ----------

                  STOCKHOLDERS' EQUITY
                    Common stock                                           3,280            3,116             3,081
                    Additional paid-in capital                             5,768            5,265             5,271
                    Retained earnings                                     11,979            9,998             8,341
                    Accumulated other comprehensive income (loss)         (  619)         (   100)              104
                                                                       ---------       ----------        ----------

                            Total Stockholders' Equity                    20,408           18,279            16,797
                                                                       ---------       ----------     -------------
                              Total Liabilities and
                             Stockholders' Equity                       $ 28,054         $ 25,932          $ 17,706
                                                                        ========         ========          ========

                                   (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F27
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE 22. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

                  CONDENSED STATEMENTS OF INCOME
                  ------------------------------

                                                                          1999              1998              1997
                                                                      ----------         ----------       --------
                  Revenues                                           $     427          $     373        $     102
                  Long-term debt interest expense                            -            (    9)           (   61)
                  Capital securities expense                              (685)           (  672)               -
                  Operating expense                                       (155)           (   68)           (   57)
                                                                     ---------         ----------       ----------
                                                                          (413)           (  376)           (   16)

                  Income tax (expense) benefit                             140                128                5
                  Equity in undistributed earnings of subsidiary         2,404              2,023            1,963
                                                                       -------           --------         --------

                  Net income                                          $  2,131           $  1,775         $  1,952
                                                                      ========           ========         ========



                                   (Continued)

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F28
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999
                                 (In thousands)


         NOTE 22. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)

                  CONDENSED STATEMENTS OF CASH FLOWS
                  ----------------------------------

                                                                                 1999            1998           1997
                                                                               ----------    -------------    -----------
                  CASH FLOWS FROM OPERATING ACTIVITIES:
                    Net income                                                $  2,131        $   1,775       $    1,952
                    Adjustments to reconcile net income to
                     net cash provided by operating activities:
                        Allowance for loan losses                                    6                -
                        Depreciation and amortization                               47               42               25
                        Provision for deferred income taxes                     (    1)          (    3)               -
                        Equity in undistributed earnings of
                         Subsidiary                                             (2,404)          (2,023)          (1,963)
                        Net amortization on securities                              20               25                -
                        (Increase) decrease in other assets                        (93)          (  110)          (   69)
                        Increase (decrease) in other liabilities                    (6)             130               25
                                                                               ----------    -------------    -----------
                        Net cash provided by operating activities               (  300)          (  164)          (   30)
                                                                               ----------    -------------    -----------
                  CASH FLOWS FROM INVESTING ACTIVITIES:
                   Securities available for
                    sale:
                        Proceeds from sale of securities                         1,360            1,072                -
                        Purchase of securities                                       -           (3,586)               -
                    Net (increase) decrease in federal funds sold                1,670           (1,670)               -
                    Net (increase) in loans                                     (2,558)               -                -
                    Premises and equipment expenditures                             (4)          (  152)          (1,154)
                                                                               ----------    -------------    -----------
                        Net cash provided by investing activities                  468           (4,336)          (1,154)
                                                                               ----------    -------------    -----------
                  CASH FLOWS FROM FINANCING ACTIVITIES:
                    Proceeds from issuance of long-term debt                         -                -              900
                    Repayment of long-term debt                                      -           (  886)          (   14)
                    Proceeds from issuance of junior subordinated-
                      debt securities                                                -            7,500                -
                    Capital securities issuance cost                                 -           (  319)          (   68)
                    Cash dividends paid                                           (150)          (  123)               -
                    Proceeds from issuance of common stock                         667               29              111
                    Purchase of subsidiary stock                                     -           (1,500)          (   75)
                                                                               ----------    -------------    -----------

                        Net cash provided by financing activities                  517            4,701              854
                                                                               ----------    -------------    -----------
                        Net increase (decrease) in cash and cash equivalents       685              201           (  330)

                    CASH AND CASH EQUIVALENTS
                      AT BEGINNING OF YEAR                                         202                1              331
                                                                               ----------    -------------    -----------
                    CASH AND CASH EQUIVALENTS
                       AT END OF YEAR                                          $   887         $    202        $       1
                                                                               ==========    =============    ===========