Form 10-Q
period 2000-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2000-05-11
CIK 1008579

Form 10-Q

                       SECURITIES AND EXCHANGE C0MMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

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

                             Common Stock: 2,629,277

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION                                                                       REFERENCE

     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               March 31, 2000 and December 31, 1999 ..........................................................3

          Consolidated Statement of Income
               for the Three Months Ended
               March 31, 2000 and 1999 .......................................................................4

          Consolidated Statement of Cash Flows
               for the Three Months Ended
               March 31, 2000 and 1999 .......................................................................5

          Consolidated Statements of Changes in
                Stockholders' Equity for the Three
                Months Ended March 31, 2000 and 1999 .........................................................6

     Item 2 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations ..................................................................................7-9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ..............................................................................10

     Item 2.  Changes in Securities ..........................................................................10

     Item 3.  Defaults Upon Senior Securities ................................................................10

     Item 4.  Submission of Matters to a Vote of
                   Security Holders ..........................................................................10

     Item 5.  Other Information ..............................................................................10

     Item 6.  Exhibits and Reports on Form 8-K ...............................................................10
SIGNATURES ...................................................................................................11

ACCOUNTANT'S REPORT ..........................................................................................12


                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                    unaudited
                                 (In thousands)

                                                                                                  March 31, December 31,
               ASSETS                                                                                 2000         1999
                                                                                                 ---------    ---------
Cash and due from banks (Note 18)                                                                $   8,881    $  13,988
Federal funds sold                                                                                     -            -
                                                                                                 ---------    ---------

               Total Cash and Cash Equivalents                                                       8,881       13,988

Investment securities available for sale                                                            79,853       70,798
(amortized cost $81,161 as of March 31, 2000,
 $ 71,736 December 31, 1999)
Loans, net of allowance for loan losses of $2,672
 March 31, 2000, 2,494 December 31,1999                                                            265,469      259,184
Premises and equipment, net                                                                         10,751        9,425
Interest receivable                                                                                  2,254        2,155
Other assets                                                                                         3,384        2,798
                                                                                                 ---------    ---------

               Total Assets                                                                      $ 370,592    $ 358,348
                                                                                                 =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Noninterest bearing                                                                         $  45,363    $  39,504
     Interest bearing                                                                              273,887      266,689
                                                                                                 ---------    ---------

               Total Deposits                                                                      319,250      306,193
                                                                                                 ---------    ---------

Federal funds purchased                                                                              1,377        3,187
Interest, taxes and other liabilities                                                                3,033        2,461
Other short term borrowings                                                                            143        8,000
Long-term debt                                                                                      18,700       10,599
Capital securities                                                                                   7,500        7,500
                                                                                                 ---------    ---------
                                                                                                    30,753       31,747
                                                                                                 ---------    ---------

               Total Liabilities                                                                   350,003      337,940
                                                                                                 ---------    ---------

STOCKHOLDERS' EQUITY
     Common stock                                                                                    3,287        3,280
     Additional paid-in capital                                                                      5,849        5,768
     Retained Earnings                                                                              12,433       11,979
     Accumulated other comprehensive income (loss)                                                    (980)        (619)
                                                                                                 ---------    ---------

               Total Stockholders' Equity                                                           20,589       20,408
                                                                                                 ---------    ---------

               Total Liabilities and Stockholders' Equity                                        $ 370,592    $ 358,348
                                                                                                 =========    =========

 See accompanying notes to Consolidated Financial Statements and Accountant's Report


                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    unaudited
                                 (In thousands)


                                                                                      March 31,  March 31,
INTEREST INCOME                                                                           2000       1999
                                                                                       -------    -------
     Loans receivable and fees on loans                                                $ 5,781    $ 5,283
     Securities available for sale
           Taxable                                                                       1,120        729
            Exempt from taxable income                                                      59          8
     Federal funds sold                                                                     15         24
                                                                                       -------    -------
           Total Interest Income                                                         6,975      6,044
                                                                                       -------    -------

INTEREST EXPENSE
    Deposits                                                                             3,483      3,038
    Federal funds purchased                                                                 20         10
    Other borrowed funds                                                                   418        269
                                                                                       -------    -------
          Total interest expense                                                         3,921      3,317
                                                                                       -------    -------

          Net interest income                                                            3,054      2,727

ALLOWANCE FOR LOAN LOSSES                                                                  362        369
                                                                                       -------    -------

          Net interest income after allowance for loan losses                            2,692      2,358
                                                                                       -------    -------

NON-INTEREST INCOME
     Securities gains (losses), net                                                        (96)        20
     Service charges on deposit accounts                                                   424        147
     Other service charges, commissions and fees                                           100         68
     Other operating income, rents                                                          45         78
                                                                                       -------    -------
            Total Non-Interest Income                                                      473        313
                                                                                       -------    -------

NON-INTEREST EXPENSES
     Salaries and employee benefits                                                      1,200      1,049
     Occupancy expense of bank premises                                                     83         79
     Furniture and equipment expense                                                       361        265
     Other operating expenses                                                              583        573
                                                                                       -------    -------
            Total Non-Interest Expenses                                                  2,227      1,966
                                                                                       -------    -------
            Income Before Income Taxes                                                     938        705

     Income Tax Expense                                                                    300        239
                                                                                       -------    -------

            Net Income                                                                 $   638    $   466
                                                                                       =======    =======

Basic Earnings Per Common Share  Weighted Average                                      $  0.24    $  0.19
                                                                                       =======    =======

Earnings Per Common Share - assuming dilution                                          $  0.24    $  0.18
                                                                                       =======    =======

 See accompanying notes to Consolidated Financial Statements and Accountant's report


                     Part 1. ITEM 1. - FINANCIAL INFORMATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    unaudited
                                 (In thousands)

                                                                                                 Accumulated
                                                         Common Stock      Additional               Other        Total
                                                       ------------------   Paid-in   Retained  Comprehensive Stockholders'
                                                       Shares   Par Value   Capital   Earnings      Income      Equity
                                                      --------  ---------   --------   --------    --------    --------


Balance, December 31, 1998                              2,492   $  3,116   $  5,265   $  9,998    $   (100)   $ 18,279
                                                                                                              --------

Comprehensive income:
     Net income                                           -          -          -          466         -           466
     Change in unreaized gain
       (loss) on securities available
       for sale, net of deferred
       income tax expense of $ 55                         -          -          -          -           105         105
  Less: reclassification adjustment                       -          -          -          -             3           3
                                                                                                              --------
         Total comprehensive income                       -          -          -          -           -           574
                                                                                                              --------

     Common stock issued for
        stock options exercised, net                       10         12         27        -           -            39
      Cash dividend                                       -          -          -         (150)        -          (150)
                                                    ---------   --------   --------   --------    --------    --------

Balance, March 31, 1999                                  2502   $  3,128   $  5,292   $ 10,314    $      8    $ 18,742
                                                    =========   ========   ========   ========    ========    ========

Balance, December 31, 1999                              2,624   $  3,280   $  5,768   $ 11,979        (619)     20,408

Comprehensive income:
     Net income                                           -          -          -          638         -           638
     Change in unrealized gain
       (loss) on securities available
       for sale, net of deferred
       income tax benefit of $186                         -          -          -          -          (344)       (344)
  Less: reclassification adjustment                       -          -          -          -           (17)        (17)
                                                                                                              --------

         Total comprehensive income                       -          -          -          -           -           277
                                                                                                              --------

     Common stock issued for
        stock options exercised, net                        5          7         81        -           -            88
     Cash dividend                                        -          -          -         (184)        -          (184)
                                                    ---------   --------   --------   --------    --------    --------

Balance, March 31, 2000                                  2629   $  3,287   $  5,849   $ 12,433    $   (980)   $ 20,589
                                                    =========   ========   ========   ========    ========    ========

 See accompanying notes to Consolidated Financial Statements and Accountant's report.


                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    unaudited
                                 (In thousands)

                                                                                         Three months        Three months
                                                                                         ended March 31,     ended March 31,
                                                                                              2000                1999
                                                                                            --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                              $    638          $    466
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Allowances for loan losses                                                              362               369
          Depreciation                                                                            184               148
          Net realized (gains) losses on available for sale securities                             96               (20)
          Net amortization on securities                                                            9               117
           Amortization of Capital Issue costs                                                      3                 4
          Increase in interest receivable                                                         (99)              (64)
          (Increase) decrease in other assets                                                    (580)              (34)
          Increase in interest, taxes and other
            liabilities                                                                           573               222
                                                                                             --------          --------
               Net Cash Provided by Operating Activities                                        1,186             1,208
                                                                                             --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available for sale:
          Proceeds from sale of securities                                                      3,249               783
          Proceeds from maturities of debt securities                                           1,779             8,823
          Purchase of securities                                                              (14,559)          (17,879)
      Net (increase) decrease in fed funds sold                                                   -                 430
     Net increase in loans                                                                     (6,647)           (5,893)
     Premises and equipment expenditures                                                       (1,510)             (273)
                                                                                             --------          --------
               Net Cash Used in Investing Activities                                          (17,688)          (14,009)
                                                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in certificates of deposit                                                    2,158             5,852
     Net increase in demand, savings and other deposits                                        10,899             5,511
     Increase (decrease ) in federal funds purchased                                           (1,810)            2,583
     Proceeds from issuance of short-term borrowings                                              -                 -
     Repayment of short-term borrowings                                                        (8,000)              -
     Proceeds from issuance of long-term debt                                                   8,250               -
     Repayment of long-term debt                                                                   (6)               (6)
     Cash dividends paid                                                                         (184)              -
     Proceeds from issuance of common stock                                                        88                39
                                                                                             --------          --------
               Net Cash Provided by Financing Activities                                       11,395            13,979
                                                                                             --------          --------
               Net increase (decrease) in cash and cash equivalents                            (5,107)            1,178

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 13,988             9,324
                                                                                             --------          --------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                  $  8,881          $ 10,502
                                                                                             ========          ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  TRANSACTIONS:

     Unrealized gain (loss) in value of securities available for sale (net of tax effects of  $ 56, and $ (186), at
March 31, 1999 and March 31, 2000, respectively.)                                            $   (361)         $    108
                                                                                             ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
     Interest                                                                                $  3,593          $  3,216
                                                                                             ========          ========
     Income taxes                                                                               $ -            $    235
                                                                                             ========          ========

 See accompanying notes to Consolidated Financial Statements and Accountant's Report.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS)


Note 1.  -  General
The consolidated financial statements conform to generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 1999 Annual Report to shareholders.

Note 2.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31, follows:


                             2000             1999
                             ----             ----
Balance, January 1         $ 2,494          $ 2,008
Provision                      362              369
Recoveries                      38               41
Charge-offs                   (222)            (307)
                           -------          -------
Balance, March 31          $ 2,672          $ 2,111
                           =======          =======



Note 3.  -  Income Taxes
Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                                       2000           1999
                                                       ----           ----

     Tax expense at statutory rate                     $ 320          $ 243
     Increase (reduction) in taxes resulting from:
     Tax exempt interest                                 (20)            (4)
     Other, net                                          -0-             (0)
                                                       -----          -----
     Provision for income taxes                        $ 300          $ 239
                                                       =====          =====

Note 4. Regulators of the corporation and it's subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of March 31, 2000.


Entity                           Tier 1       Combined Capital       Leverage
------                           ------       ----------------       --------

Highlands Bankshares, Inc.       10.98%             12.30%             7.62%

Highlands Union Bank              9.29%             10.37%            6.45%

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

     RESULTS OF OPERATIONS

Results of operations for the period ended March 31, 2000 reflected net income of $638 thousand, an increase of 36.91% over net income for the corresponding period in 1999. Operating results of the Company when measured as a percentage of average equity reveals an increase of return on average equity from 10.05% for the three-month period in 1999 to 12.49% for the corresponding period in 2000.

Return on average assets at 0.71% reflects an increase from 0.59% for the same period in 1999.

Net interest income for the three months ended March 31, 2000 increased 11.99% approximately $327 thousand over the comparable 1999 period. Average interest-earning assets increased approximately $45.01 million from March 31, 1999 to the current period while average interest-bearing liabilities increased $38.97 million during the same comparative period. The yield on average interest-earning assets was 8.28% in 2000 equaling the rate of 8.28% in 1999. The yield on average interest-bearing liabilities increased 13 basis points to 5.30% in 2000 as compared to 5.17% in 1999. Non interest income for the three months ended March 31, 2000 increased $160 thousand over the comparable 1999 period. The majority of this increase was related to the Company's adoption and implementation of a more stringent policy concerning the assessment of overdraft fees.

The first quarter provision for possible loan losses totaled $362 thousand, a $7 thousand decrease from the corresponding period in 1999. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first quarter of 2000 were $184 thousand compared with $266 thousand in 1999. Net charge-offs were .07% and .11% of total loans for the quarters ended March 31, 2000 and March 31, 1999. Loan loss reserves increased 26.56% to $2,672 thousand at March 31, 2000 from the comparable 1999 period. Reserves as of March 31, 2000 represent 1.0% of total loans versus 0.88% for the 1999 period.

FINANCIAL POSITION

Total loans have increased from $239.0 million at March 31, 1999 to $268.1 million at March 31, 2000. The loan to deposit ratio has slightly decreased from 84.24% at March 31, 1999 to 83.99% at March 31, 2000. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $1.3 million at March 31, 2000 or 0.49% of total loans, compared with $1.8 million at March 31, 1999.

Securities totaled approximately $79.9 million (market value) at March 31, 2000 which reflects an increase of $20.2 million or 33.77% from the March 31, 1999 total of $59.7 million. Securities, as of March 31, 2000 are comprised of obligations of the U.S. Government, approximately 84.19% of the securities portfolio, municipal issues, approximately 12.89% of the securities portfolio, and equity securities, approximately 2.92% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 2000 and 1999.

Total stockholders' equity of the Company was $20.6 million at March 31, 2000, representing an increase of $1.9 million or 9.85% over March 31, 1999. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($8.9 million at March 31, 2000) and investment securities available for sale ($79.9 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.





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





                           HIGHLANDS BANKSHARES, INC.





Date: May 4, 2000                            /S/ Samuel L. Neese
     ----------------------------------------------------------------------
                                             Samuel L. Neese
                                             Executive Vice President &
                                             Chief Executive Officer
                                             (Duly Authorized Officer)




Date: May 4, 2000                           /S/ James T. Riffe
     -----------------------------------------------------------------------
                                            James T. Riffe
                                            Executive Vice President &
                                            Chief Operations Officer
                                            (Principal Accounting Officer)

Board of Directors
Highlands Bankshares, Inc.
Abingdon, Virginia

         We have reviewed the accompanying Form 10-Q of Highlands Bankshares, Inc., as of March 31, 2000, and for the three month period then ended. This information is the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted accounting standards. The objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modification that should be made to the accompanying Form 10-Q for it to be in conformity with generally accepted accounting principles.


                                                   CERTIFIED PUBLIC ACCOUNTANTS


468 East Main Street
Abingdon, Virginia  24210
May 4, 2000