Form 10-Q
period 2000-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2000-08-14
CIK 1008579

Form 10-Q

                       SECURITIES AND EXCHANGE C0MMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2000

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

(1)      YES  X  NO
             ---    ---
(2)      YES  X  NO
             ---    ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Common Stock: 2,633,322

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION                                         REFERENCE


     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               June 30, 2000 and December 31, 1999 ........................... 3

          Consolidated Statement of Income
               for the Six Months Ended
               June 30, 2000 and 1999 ........................................ 4

          Consolidated Statement of Cash Flows
               for the Six Months Ended
               June 30, 2000 and 1999 ........................................ 5

          Consolidated Statements of Changes in
                Stockholders' Equity for the Six
                Months Ended June 30, 2000 and 1999 .......................... 6

     Item 2 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations .................................................7-9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ..............................................10

     Item 2.  Changes in Securities ..........................................10

     Item 3.  Defaults Upon Senior Securities ................................10

     Item 4.  Submission of Matters to a Vote of
                   Security Holders ..........................................10

     Item 5.  Other Information ..............................................10

     Item 6.  Exhibits and Reports on Form 8-K ...............................10
SIGNATURES ...................................................................11

Accountant's Report ..........................................................12

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                    unaudited
                                 (In thousands)


                                                             June 30,   December 31,
                ASSETS                                        2000         1999
                                                            ---------    ---------
Cash and due from banks (Note 18)                           $  10,125    $  13,988
Federal funds sold                                                -            -
                                                            ---------    ---------

               Total Cash and Cash Equivalents                 10,125       13,988

Investment securities available for sale                       79,815       70,798
(amortized cost $81,312 as of June 30, 2000,
 $ 71,736 December 31, 1999)
Loans, net of allowance for loan losses of $2,813
 June 30, 2000;  2,494 December 31,1999                       276,223      259,184
Premises and equipment, net                                    11,098        9,425
Interest receivable                                             2,549        2,155
Other assets                                                    3,430        2,798
                                                            ---------    ---------

               Total Assets                                 $ 383,240    $ 358,348
                                                            =========    =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
     Noninterest bearing                                    $  43,557    $  39,504
     Interest bearing                                         282,127      266,689
                                                            ---------    ---------

               Total Deposits                                 325,684      306,193
                                                            ---------    ---------

Federal funds purchased                                         2,020        3,187
Interest, taxes and other liabilities                           2,819        2,461
Other short term borrowings                                     5,142        8,000
Long-term debt                                                 18,619       10,599
Capital securities                                              7,500        7,500
                                                            ---------    ---------
                                                               36,100       31,747
                                                            ---------    ---------

               Total Liabilities                              361,784      337,940
                                                            ---------    ---------

STOCKHOLDERS' EQUITY
     Common stock                                               3,292        3,280
     Additional paid-in capital                                 5,903        5,768
     Retained Earnings                                         13,249       11,979
     Accumulated other comprehensive income (loss)               (988)        (619)
                                                            ---------    ---------

               Total Stockholders' Equity                      21,456       20,408
                                                            ---------    ---------

               Total Liabilities and Stockholders' Equity   $ 383,240    $ 358,348
                                                            =========    =========

See accompanying notes to Consolidated Financial Statements and Accountant's Report

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    unaudited


                                  (In thousands)             Quarter ended   Quarter ended      Six Month Period Ended
                                                                June 30,        June 30,          June 30,    June 30,
                                                                  2000            1999              2000        1999
                                                              ------------   ------------         --------    --------
INTEREST INCOME
     Loans receivable and fees on loans                         $  6,104        $  5,323          $ 11,885    $ 10,606
     Securities available for sale
           Taxable                                              $  1,163        $    878             2,283       1,607
            Exempt from taxable income                          $    157        $     12               216          20
     Federal funds sold                                         $      1        $     14                16          38
                                                                --------        --------          --------    --------
           Total Interest Income                                $  7,425        $  6,227            14,400      12,271
                                                                --------        --------          --------    --------

INTEREST EXPENSE
    Deposits                                                    $  3,690        $  3,133             7,173       6,171
    Federal funds purchased                                     $     38        $     22                58          32
    Other borrowed funds                                        $    525        $    288               943         557
          Total interest expense                                $  4,253        $  3,443             8,174       6,760
                                                                --------        --------          --------    --------

          Net interest income                                   $  3,172        $  2,784             6,226       5,511

ALLOWANCE FOR LOAN LOSSES                                       $    314        $    327               676         696
                                                                --------        --------          --------    --------

          Net interest income after allowance for loan losses   $  2,858        $  2,457             5,550       4,815
                                                                --------        --------          --------    --------

NON-INTEREST INCOME
     Securities gains (losses), net                             $      -        $      4               (96)         24
     Service charges on deposit accounts                        $    474        $    184               898         331
     Other service charges, commissions and fees                $    140        $    103               240         171
     Other operating income, rents                              $     21        $     22                66         100
                                                                --------        --------          --------    --------
            Total Non-Interest Income                           $    635        $    313             1,108         626
                                                                --------        --------          --------    --------

NON-INTEREST EXPENSES
     Salaries and employee benefits                             $  1,230        $  1,058             2,430       2,107
     Occupancy expense of bank premises                         $    126        $    114               209         193
     Furniture and equipment expense                            $    361        $    322               722         587
     Other operating expenses                                   $    618        $    526             1,201       1,099
                                                                --------        --------          --------    --------
            Total Non-Interest Expenses                         $  2,335        $  2,020             4,562       3,986
                                                                --------        --------          --------    --------
            Income Before Income Taxes                          $  1,158        $    750             2,096       1,455

     Income Tax Expense                                         $    342        $    251               642         490
                                                                --------        --------          --------    --------

            Net Income                                          $    816        $    499          $  1,454    $    965
                                                                ========        ========          ========    ========

Basic Earnings Per Common Share  Weighted Average               $   0.31        $   0.20          $   0.55    $   0.38
                                                                ========        ========          ========    ========

Earnings Per Common Share - assuming dilution                   $   0.31        $   0.19          $   0.55    $   0.36
                                                                ========        ========          ========    ========


See accompanying notes to Consolidated Financial Statements and Accountant's report

                        Part 1. ITEM 1. - FINANCIAL INFORMATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       unaudited
                                    (In thousands)


                                                                     Six Month Period        Six Month Period
                                                                     Ended June 30, 2000     Ended June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $  1,454              $    965
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Allowances for loan losses                                     $    676              $    696
          Depreciation                                                   $    376              $    312
          Net realized (gains) losses on available for sale securities   $     96              $    (24)
          Net amortization on securities                                 $      4              $    195
          Amortization of Capital Issue costs                            $      5              $      5
         (Increase) in interest receivable                               $   (245)             $   (279)
          (Increase) decrease in other assets                            $   (463)             $  1,038
          Increase in interest, taxes and other                          $    358              $     19
            liabilities
                                                                                               --------
               Net Cash Provided by Operating Activities                 $  2,261              $  2,927

CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available for sale:
          Proceeds from sale of securities                                  3,249              $  1,963
          Proceeds from maturities of debt securities                       3,852              $ 13,447
          Purchase of securities                                          (16,777)             $(32,978)
      Net (increase) decrease in fed funds sold                          $      -              $  1,325
     Net increase in loans                                               $(17,847)             $(15,275)
     Premises and equipment expenditures                                 $ (2,050)             $ (1,147)
                                                                                               --------
               Net Cash Used in Investing Activities                     $(29,573)             $(32,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in certificates of deposit                             $  9,199              $  6,911
     Net increase in demand, savings and other deposits                  $ 10,292              $ 12,196
     Increase (decrease ) in federal funds purchased                     $ (1,167)             $      -
     Net increase (decrease) in short-term borrowings                    $ (2,858)             $ 11,894
     Net increase in long-term debt                                      $  8,020              $    (86)
     Cash dividends paid                                                 $   (184)             $   (150)
     Proceeds from issuance of common stock                              $    147              $     73
                                                                                               --------
               Net Cash Provided by Financing Activities                   23,449                30,838

               Net increase (decrease) in cash and cash equivalents      $ (3,863)             $  1,100

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           $ 13,988              $  9,324

CASH AND CASH EQUIVALENTS AT END OF QUARTER                              $ 10,125              $ 10,424

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  TRANSACTIONS:

     Unrealized gain (loss) in value of securities available for
       sale (net of tax effects of  $ (98), and $ (190), at              $   (369)             $   (190)
June 30, 1999 and June 30, 2000, respectively.)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
     Interest                                                            $  8,033              $  6,755
     Income taxes                                                        $    623              $    535

See accompanying notes to Consolidated Financial Statements and Accountant's Report.

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    unaudited
                                 (In thousands)

                                                                                       Accumulated
                                            Common Stock       Additional                 Other           Total
                                        --------------------     Paid-in    Retained  Comprehensive   Stockholders'
                                         Shares    Par Value     Capital    Earnings     Income          Equity
                                         ------    ---------     -------    --------     ------          ------
Balance, December 31, 1998                 2,492    $  3,116    $  5,265   $  9,998    $   (100)         $ 18,279
                                                                                                         --------

Comprehensive income:
     Net income                              -           -           -          965         -                 965
     Change in unrealized gain
       (loss) on securities available
       for sale, net of deferred
       income tax benefit of $ 98            -           -           -          -          (199)             (199)
  Less: reclassification adjustment          -           -           -          -             9                 9
                                                                                                         --------

         Total comprehensive income          -           -           -          -           -                 775
                                                                                                         --------

     Common stock issued for
        stock options exercised, net          17          20          92        -           -                 112
      Cash dividend                                                            (150)                         (150)

Balance, June 30, 1999                      2509    $  3,136    $  5,357   $ 10,813    $   (290)         $ 19,016
                                                                                                         --------

Balance, December 31, 1999                 2,624    $  3,280    $  5,768   $ 11,979        (619)           20,408

Comprehensive income:
     Net income                              -           -           -        1,454         -               1,454
     Change in unrealized gain
       (loss) on securities available
       for sale, net of deferred
       income tax benefit of $190            -           -           -          -          (352)             (352)
  Less: reclassification adjustment          -           -           -          -           (17)              (17)
                                                                                                         --------

         Total comprehensive income          -           -           -          -           -               1,085
                                                                                                         --------

     Common stock issued for
        stock options exercised, net           9          12         135        -           -                 147
     Cash dividend                           -           -           -         (184)        -                (184)
                                        --------    --------    --------   --------    --------          --------

Balance, June 30, 2000                      2633    $  3,292    $  5,903   $ 13,249    $   (988)         $ 21,456
                                                                                                         --------


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

Note 2.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30, follows:

                        2000       1999
                        ----       ----
Balance, January 1   $ 2,494    $ 2,008
Provision                676        696
Recoveries                76         67
Charge-offs             (433)      (576)
                     -------    -------
Balance, June 30     $ 2,813    $ 2,195
                     -------    -------

Note 3.  -  Income Taxes
Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                                 2000     1999
                                                 ----     ----
Tax expense at statutory rate                   $ 713    $ 495
Increase (reduction) in taxes resulting from:
Tax exempt interest                               (73)      (7)
Other, net                                          2        2
                                                -----    -----
Provision for income taxes                      $ 642    $ 490
                                                -----    -----

Note 4. Regulators of the corporation and it's subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of June 30, 2000.


Entity                        Tier 1         Combined Capital         Leverage
------                        ------         ----------------         --------

Highlands Bankshares, Inc.     11.22%            12.38%                 7.92%

Highlands Union Bank            9.28%            10.36%                 6.51%

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

Note 7 - Commitments and Contingencies

On May 25, 2000 the Bank entered into a definitive agreement for the purchase of a branch bank of a Tennessee banking corporation located in East Tennessee. The purchase will include the building, real estate, certain furniture, fixtures and equipment as well as all of the deposits and the related overdraft loans of this branch location. The purchase price will not be determined until the closing date. This purchase is contingent upon regulatory approval.

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

     Results of Operations

Results of operations for the period ended June 30, 2000 reflected net income of $1.454 million, an increase of 50.67% over net income for the corresponding period in 1999. Operating results of the Company when measured as a percentage of average equity reveals an increase of return on average equity from 10.29% for the six-month period in 1999 to 14.01% for the corresponding period in 2000.

Return on average assets at 0.79% reflects an increase from 0.60% for the same period in 1999.

Net interest income for the six months ended June 30, 2000 increased 12.97% approximately $715 thousand over the comparable 1999 period. Average interest-earning assets increased approximately $44.76 million from June 30, 1999 to the current period while average interest-bearing liabilities increased $38.80 million during the same comparative period. The yield on average interest-earning assets was 8.17% in 2000 compared to the rate of 8.19% in 1999. The yield on average interest-bearing liabilities increased 17 basis points to 5.30% in 2000 as compared to 5.14% in 1999. Non-interest income for the six months ended June 30, 2000 increased $482 thousand over the comparable 1999 period. The majority of this increase was related to the Company's adoption and implementation of a more stringent policy concerning the assessment of overdraft fees.

The first six months provision for possible loan losses totaled $676 thousand, a $20 thousand decrease from the corresponding period in 1999. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first six months of 2000 were $357 thousand compared with $509 thousand in 1999. Net charge-offs were .13% and .21% of total loans for the quarters ended June 30, 2000 and June 30, 1999. Loan loss reserves increased 28.15% to $2.813 million at June 30, 2000 from the comparable 1999 period. Reserves as of June 30, 2000 represent 1.0% of total loans versus 0.88% for the 1999 period.

Financial Position

Total loans have increased from $248.1 million at June 30, 1999 to $279.0 million at June 30, 2000. The loan to deposit ratio has increased from 85.14% at June 30, 1999 to 85.68% at June 30, 2000. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $1.8 million at June 30, 2000 or 0.63% of total loans, compared with $2.7 million at June 30, 1999.

Securities totaling approximately $79.8 million (market value) at June 30, 2000 reflect an increase of $11.3 million or 16.50% from the June 30, 1999 total of $68.5 million. Securities, as of June 30, 2000 are comprised of obligations of the U.S. Government, approximately 82.82% of the securities portfolio, municipal issues, approximately 14.26% of the securities portfolio, and equity securities, approximately 2.92% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 2000 and 1999.

Total stockholders' equity of the Company was $21.5 million at June 30, 2000, representing an increase of $2.4 million or 12.83% over June 30, 1999. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($10.1 million at June 30, 2000) and investment securities available for sale ($79.8 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

HIGHLANDS BANKSHARES, INC.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         (a) N/A

         (b) N/A

Item 3.  Defaults Upon Senior Securities

         (a) N/A

         (b) N/A

Item 4.  Submission of Matters to Vote of Security Holders

         (a) The annual Meeting of Stockholders was held on May 10, 2000.

         (b) The following directors were elected to serve a one-year term to the date of the 2000 Annual Meeting of Stockholders:

              Director's Name       Votes For    Votes Against  Votes Withheld
              ---------------       ---------    -------------  --------------

             James D. Morefield     1,815,803           600        12,074
             James D. Moore, Jr.    1,816,403                      12,074
             J. Carter Lambert      1,813,003         3,400        12,074
             Clydes B. Kiser        1,816,403                      12,074
             William E. Chaffin     1,816,403                      12,074
             William J. Singleton   1,816,403                      12,074
             E. Craig Kendrick      1,816,403                      12,074
             Charles P. Olinger     1,816,403                      12,074
             H. Ramsey White, Jr    1,814,603         1,800        12,074

         (c) N/A

         (d) N/A

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) N/A

         (b) N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Highlands Bankshares, Inc.





Date: August 3, 2000                         /S/ Samuel L. Neese
      ---------------------------------------------------------------------
                                             Samuel L. Neese
                                             Executive Vice President &
                                             Chief Executive Officer
                                             (Duly Authorized Officer)




Date: August 3, 2000                          /S/ James T. Riffe
     -------------------------------------------------------------------------
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)

Board of Directors
Highlands Bankshares, Inc.
Abingdon, Virginia

         We have reviewed the accompanying Form 10-Q of Highlands Bankshares, Inc., as of June 30, 2000, and for the six-month period then ended. This information is the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying Form 10-Q for it to be in conformity with generally accepted accounting principles.


                                                Brown, Edwards & Company, L.L.P.
                                                CERTIFIED PUBLIC ACCOUNTANTS


468 East Main Street
Abingdon, Virginia 24210
August 2, 2000