Form 10-Q
period 2000-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2000-11-14
CIK 1008579

Form 10-Q

                       SECURITIES AND EXCHANGE C0MMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2000

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

                             Common Stock: 2,636,368

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION                                         REFERENCE


     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               September 30, 2000 and December 31, 1999 ..................  3

          Consolidated Statements of Income
               for the Quarter and Nine Months Ended
               September 30, 2000 and 1999 ...............................  4

          Consolidated Statements of Cash Flows
               for the Nine Months Ended
               September 30, 2000 and 1999 ...............................  5

          Consolidated Statements of Changes in
                Stockholders' Equity for the Nine
                Months Ended September 30, 2000 and 1999 .................  6

     Item 2 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations ..............................................7-9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings .......................................... 10

     Item 2.  Changes in Securities ...................................... 10

     Item 3.  Defaults Upon Senior Securities ............................ 10

     Item 4.  Submission of Matters to a Vote of
                   Security Holders ...................................... 10

     Item 5.  Other Information .......................................... 10

     Item 6.  Exhibits and Reports on Form 8-K ........................... 10
SIGNATURES ............................................................... 11

Accountant's Report ...................................................... 12

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                   Unaudited                Audited
                                                                                 September 30,            December 31,
                ASSETS                                                               2000                    1999
                                                                                     ----                    ----
 Cash and due from banks                                                         $      8,901               $  13,988
 Federal funds sold                                                                     2,797                       -
                                                                                 ------------               ---------

                Total Cash and Cash Equivalents                                        11,698                  13,988

 Investment securities available for sale                                              82,002                  70,798
 (amortized cost $83,047 as of September 30, 2000,
  $ 71,736 December 31, 1999)
 Loans, net of allowance for loan losses of $2,893
  September 30, 2000;  2,494 December 31,1999                                         283,758                 259,184
 Premises and equipment, net                                                           11,818                   9,425
 Interest receivable                                                                    2,781                   2,155
 Other assets                                                                           3,449                   2,798
                                                                                 ------------               ---------
                Total Assets                                                     $    395,506               $ 358,348
                                                                                 ============               =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits
      Noninterest bearing                                                        $     44,257               $  39,504
      Interest bearing                                                                294,104                 266,689
                                                                                 ------------               ---------

                Total Deposits                                                        338,361                 306,193
                                                                                 ------------               ---------

 Federal funds purchased                                                                    -                   3,187
 Interest, taxes and other liabilities                                                  3,329                   2,461
 Other short term borrowings                                                            5,143                   8,000
 Long-term debt                                                                        18,609                  10,599
 Capital securities                                                                     7,500                   7,500
                                                                                 ------------               ---------
                                                                                       34,581                  31,747
                                                                                 ------------               ---------

                Total Liabilities                                                     372,942                 337,940
                                                                                 ------------               ---------
 STOCKHOLDERS' EQUITY
      Common stock                                                                      3,295                   3,280
      Additional paid-in capital                                                        5,944                   5,768
      Retained Earnings                                                                14,015                  11,979
      Accumulated other comprehensive income (loss)                                      (690)                   (619)
                                                                                 ------------               ---------
                Total Stockholders' Equity                                             22,564                  20,408
                                                                                 ------------               ---------
                Total Liabilities and Stockholders' Equity                       $    395,506               $ 358,348
                                                                                 ============               =========

See accompanying notes to Consolidated Financial Statements and Accountant's Report

                  Part 1. ITEM 1. - FINANCIAL INFORMATION

                    CONSOLIDATED STATEMENTS OF INCOME
                             unaudited

           (In thousands)                          Quarter ended   Quarter ended            Nine Month Period Ended
                                                    September 30,   September 30,        September 30,     September 30,
                                                       2000            1999                  2000               1999
                                                       ----            ----                  ----               ----
 INTEREST INCOME
      Loans receivable and fees on loans               $   6,451       $   5,557             $ 18,336          $ 16,163
      Securities available for sale
            Taxable                                        1,190             991                3,473             2,598
             Exempt from taxable income                      156              22                  372                42
      Federal funds sold                                      33               9                   49                47
                                                       -------------------------             --------------------------
            Total Interest Income                      $   7,830       $   6,579             $ 22,230          $ 18,850
                                                       -------------------------             --------------------------

 INTEREST EXPENSE
     Deposits                                          $   4,088       $   3,236             $ 11,261          $  9,407
     Federal funds purchased                                   4              27                   62                60
     Other borrowed funds                                    551             356                1,494               912
                                                       -------------------------             --------------------------
           Total interest expense                      $   4,643       $   3,619               12,817            10,379
                                                       -------------------------             --------------------------

           Net interest income                         $   3,187       $   2,960             $  9,413          $  8,471

 ALLOWANCE FOR LOAN LOSSES                             $     297       $     415             $    973          $  1,111
                                                       -------------------------             --------------------------

           Net interest income after
              allowance for loan losses                $   2,890       $   2,545             $  8,440          $  7,360
                                                       -------------------------             --------------------------

 NON-INTEREST INCOME
      Securities gains (losses), net                   $       -       $      93             $    (96)         $    117
      Service charges on deposit accounts                    485             179                1,383               510
      Other service charges, commissions and fees            124             112                  364               283
      Other operating income, rents                           53              55                  119               155
                                                       -------------------------             --------------------------
             Total Non-Interest Income                 $     662       $     439             $  1,770          $  1,065
                                                       -------------------------             --------------------------
 NON-INTEREST EXPENSES
      Salaries and employee benefits                   $   1,353       $   1,107             $  3,783          $  3,212
      Occupancy expense of bank premises                     100             125                  309               317
      Furniture and equipment expense                        356             292                1,078               791
      Other operating expenses                               656             529                1,857             1,719
                                                       -------------------------             --------------------------
             Total Non-Interest Expenses               $   2,465       $   2,053             $  7,027          $  6,039
                                                       -------------------------             --------------------------
             Income Before Income Taxes                $   1,087       $     931                3,183             2,386

      Income Tax Expense                               $     321       $     307             $    963          $    797
                                                       -------------------------             --------------------------

             Net Income                                $     766       $     624             $  2,220          $  1,589
                                                       =========================             ==========================

 Basic Earnings Per Common Share  Weighted Average     $    0.29       $    0.25             $   0.84          $   0.63
                                                       =========================             ==========================

 Earnings Per Common Share - assuming dilution         $    0.27       $    0.23             $   0.82          $   0.59
                                                       =========================             ==========================

See accompanying notes to Consolidated Financial Statements and Accountant's report

                       Part 1. ITEM 1. - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      unaudited
                                   (In thousands)

                                                                       Nine Month Period          Nine Month  Period
                                                                       Ended September 30, 2000   Ended September 30, 1999
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $         2,220             $        1,589
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Allowances for loan losses                                                       973                      1,111
           Depreciation and Amortization                                                    573                        483
           Net realized (gains) losses on available for sale securities                      96                       (117)
           Net amortization on securities                                                   (12)                       256
           Amortization of Capital Issue costs                                                8                         12
           (Increase) in interest receivable                                               (626)                      (244)
           (Increase) decrease in other assets                                             (622)                     1,314
           Increase in interest, taxes and other
             liabilities                                                                    868                         28
                                                                                ---------------             --------------
                Net Cash Provided by Operating Activities                       $         3,478             $        4,432
                                                                                ---------------             --------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
           Proceeds from sale of securities                                     $         3,745             $        7,624
           Proceeds from maturities of debt securities                                    7,789                     17,830
           Purchase of securities                                                       (22,929)                   (44,415)
      Net (increase) decrease in fed funds sold                                          (2,797)                     1,080
      Net increase in loans                                                             (25,547)                   (21,955)
      Premises and equipment expenditures                                                (2,966)                    (1,414)
                                                                                ---------------             --------------
                Net Cash Used in Investing Activities                           $       (42,705)            $      (41,250)
                                                                                ---------------             --------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in time deposits                                             $        26,311             $       11,093
      Net increase in demand, savings and other deposits                                  5,857                     22,612
      Increase (decrease) in federal funds purchased                                     (3,187)                     1,668
      Net increase (decrease) in short-term borrowings                                   (2,857)                     3,998
      Net increase in long-term debt                                                      8,010                        (86)
      Cash dividends paid                                                                  (184)                      (150)
      Proceeds from issuance of common stock                                                190                        134
                                                                                ---------------             --------------
                Net Cash Provided by Financing Activities                       $        34,140             $       39,269
                                                                                ---------------             --------------
                Net increase (decrease) in cash and cash equivalents            $        (5,087)            $        2,451

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 $        13,988             $        9,324
                                                                                ---------------             --------------
 CASH AND CASH EQUIVALENTS AT END OF QUARTER                                    $         8,901             $       11,775
                                                                                ===============             ==============
 SUPPLEMENTAL DISCLOSURE OF NON-CASH
   TRANSACTIONS:

      Unrealized gain (loss) in value of securities available for
        sale (net of tax effects of $(287), and $(355), at                      $         (690)            $         (557)
        September 30, 1999 and September 30, 2000, respectively.)

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
 Cash paid during the year for:
      Interest                                                                  $        12,123             $       10,353
      Income taxes                                                              $          928              $          722

See accompanying notes to Consolidated Financial Statements and Accountant's Report.

                  Part 1. ITEM 1. - FINANCIAL INFORMATION

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               unaudited
                             (In thousands)

                                                                                              Accumulated
                                              Common Stock           Additional                  Other            Total
                                          ----------------------      Paid-in      Retained  Comprehensive    Stockholders'
                                          Shares       Par Value      Capital      Earnings      Income           Equity
                                          ------       ---------      -------       --------     ------           ------
 Balance, December 31, 1998                  2,493      $ 3,116        $ 5,265      $ 9,998        $ (100)        $ 18,279

 Comprehensive income:
      Net income                                                                      1,589                          1,589
      Change in unrealized gain
        (loss) on securities available
        for sale, net of deferred
        income tax benefit of $ 235                                                                  (527)            (527)
 Less: reclassification adjustment                                                                     70               70
                                                                                                                  --------
          Total comprehensive income                                                                                 1,132
                                                                                                                  --------
      Common stock issued for
         stock options exercised, net           18           22           112                                          134
       Cash dividend                                                                   (150)                          (150)
                                        ----------------------------------------------------------------------------------
 Balance, September 30, 1999                 2,511        3,138        $ 5,377     $ 11,437        $ (557)        $ 19,395
                                        ==================================================================================

 Balance, December 31, 1999                  2,624      $ 3,280        $ 5,768     $ 11,979          (619)          20,408

 Comprehensive income:
      Net income                                                                      2,220                          2,220
      Change in unrealized gain
        (loss) on securities available
        for sale, net of deferred
        income tax benefit of $37                                                                     (54)             (54)
 Less: reclassification adjustment                                                                    (17)             (17)
                                                                                                                  --------
          Total comprehensive income                                                                                 2,149
                                                                                                                  --------
      Common stock issued for
         stock options exercised, net           12           15            176                                         191
      Cash dividend                                                                    (184)                          (184)
                                        ----------------------------------------------------------------------------------
 Balance, September 30, 2000                 2,636      $ 3,295        $ 5,944     $ 14,015        $ (690)        $ 22,564
                                        ==================================================================================

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

Note 2.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30, follows:

                               2000           1999
                               ----           ----

Balance, January 1            $2,494        $2,008
Provision                        973         1,111
Recoveries                       120           112
Charge-offs                     (694)         (883)
                              ------        ------
Balance, September 30         $2,893        $2,348
                              ------        ------

Note 3.  -  Income Taxes
Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:


                                      2000                 1999
                                      ----                 ----

Tax expense at statutory rate        $1,082               $ 809
Increase (reduction) in taxes
   resulting from:
Tax exempt interest                   (126)                 (14)
Other, net                               7                   (2)
                                     -------             ------
Provision for income taxes           $ 963                $ 797
                                     -------             ------

Note 4. Regulators of the corporation and it's subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and it's subsidiary as of September 30, 2000.



Entity                          Tier 1     Combined Capital   Leverage
------                          ------     ----------------   --------

Highlands Bankshares, Inc.      11.24%          12.30%          7.41%

Highlands Union Bank             9.21%          10.29%          6.45%


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


Note 7 - Commitments and Contingencies

On May 25, 2000 the Bank entered into a definitive agreement for the purchase of a branch bank of a Tennessee banking corporation located in East Tennessee, specifically Rogersville, Tennessee. The definitive agreement included the purchase of the building, real estate, certain furniture, fixtures and equipment as well as all of the deposits and overdraft loans of this branch location. On September 23, 2000 the purchase of this branch was completed and all deposit accounts of the branch and the overdraft protection loans as of September 23, 2000 were converted to Highlands Union Bank accounts. The preceding financial statements reflect the effect of the purchase of this branch office.

Highlands Union Bank has purchased a building site and is currently constructing a branch bank office in Boone, North Carolina. The construction of this branch bank is expected to be completed by the end of 2000 with a tentative opening date set for January of 2001. The cost of the construction of this branch is estimated to be approximately $651,000.


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

     Results of Operations

Results of operations for the period ended September 30, 2000 reflected net income of $2.220 million, an increase of 39.71% over net income for the corresponding period in 1999. Operating results of the Company when measured as a percentage of average equity reveals an increase of return on average equity from 11.21% for the nine-month period in 1999 to 13.95% for the corresponding period in 2000.

Return on average assets at 0.79% reflects an increase from 0.64% for the same period in 1999.

Net interest income for the nine months ended September 30, 2000 increased 11.12% approximately $942 thousand over the comparable 1999 period. Average interest-earning assets increased approximately $44.10 million from September 30, 1999 to the current period while average interest-bearing liabilities increased $38.60 million during the same comparative period. The yield on average interest-earning assets was 8.45% in 2000 compared to the rate of 8.20% in 1999. The yield on average interest-bearing liabilities increased 41 basis points to 5.55% in 2000 as compared to 5.14% in 1999. Non-interest income for the nine months ended September 30, 2000 increased $704 thousand over the comparable 1999 period. The majority of this increase was related to the Company's adoption and implementation of a more stringent policy concerning the assessment of overdraft fees.

The first nine months provision for possible loan losses totaled $973 thousand, a $138 thousand decrease from the corresponding period in 1999. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first nine months of 2000 were $575 thousand compared with $772 thousand in 1999. Net charge-offs were .20% and .30% of total loans for the quarters ended September 30, 2000 and September 30, 1999. Loan loss reserves increased 23.21% to $2.9 million at September 30, 2000 from the comparable 1999 period. Reserves as of September 30, 2000 represent 1.0% of total loans versus 0.92% for the 1999 period.

Financial Position

Total loans have increased from $254.6 million at September 30, 1999 to $286.7 million at September 30, 2000. The loan to deposit ratio has increased from 83.18% at September 30, 1999 to 84.72% at September 30, 2000. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $1.8 million at September 30, 2000 or 0.63% of total loans, compared with $1.3 million at September 30, 1999.

Securities totaling approximately $82.0 million (market value) at September 30, 2000 reflect an increase of $12.5 million or 18.02% from the September 30, 1999 total of $69.5 million. Securities, as of September 30, 2000 are comprised of obligations of the U.S. Government, approximately 82.65% of the securities portfolio, municipal issues, approximately 15.05% of the securities portfolio, and equity securities, approximately 2.30% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 2000 and 1999.

Total stockholders' equity of the Company was $22.6 million at September 30, 2000, representing an increase of $3.2 million or 16.34% over September 30, 1999. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($11.7 million at September 30, 2000) and investment securities available for sale ($82.0 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

HIGHLANDS BANKSHARES, INC.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         (a)  N/A

         (b)  N/A

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         (a)  N/A

         (b)  N/A

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
         (a)  N/A

         (b)  N/A

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Highlands Bankshares, Inc.




Date: November 10, 2000                            /S/ Samuel L. Neese
     ------------------------------------------------------------------
                                            Samuel L. Neese
                                            Executive Vice President &
                                            Chief Executive Officer
                                            (Duly Authorized Officer)




Date: November 10, 2000                             /S/ James T. Riffe
     ------------------------------------------------------------------
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)

Board of Directors
Highlands Bankshares, Inc.
Abingdon, Virginia

         We have reviewed the accompanying Form 10-Q of Highlands Bankshares, Inc., as of September 30, 2000, and for the nine month period then ended. This information is the responsibility of the Company's management.

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



                                                 CERTIFIED PUBLIC ACCOUNTANTS



468 East Main Street
Abingdon, Virginia  24210
November 7, 2000