Form 10-K
period 2000-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2001-04-02
CIK 1008579

                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Fiscal Year ended:                         Commission File
   December 31, 2000                               Number: 430893107
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No___
                     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of December 31, 2000, there were 2,636,924 shares of Common Stock outstanding.

                      Documents Incorporated by Reference



List hereunder the following documents if incorporated by reference and the Part of Form 10-K into which the documents are incorporated:

(1) Part II incorporates information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000.

(2) Part III incorporates by reference from the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 9, 2001.

(3) Part IV incorporates by reference from: (i) the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000, and (ii) the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 9, 2001.

The exhibit index is located on page 26.

Part I.
-------

Item I. Business
----------------

                                    General
                                    -------

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

     At December 31, 2000, the Corporation had total assets of $405,212,000, deposits of $346,315,000, and net worth of $24,183,000.

     The Corporation's principal business activities, which are conducted through the Bank, are attracting checking and savings deposits from the general public through its retail banking offices and originating and servicing loans secured by first mortgage liens on single-family dwellings, including condominium units. All of the retail banking offices are located in Virginia and Tennessee. The Corporation also lends funds to retail banking customers by means of home equity and installment loans, and originates residential construction loans and loans secured by commercial property, multi-family dwellings and manufactured housing units. The Corporation opened an indirect lending department in 1997. The majority of indirect lending originates through new and used car dealerships. The indirect lending portfolio comprises a significant portion of the total consumer loan portfolio. The Corporation invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Corporation are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of checking and savings deposits and borrowed funds.

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

     The Corporation has two direct subsidiaries as of December 31, 2000. The Bank which was formed in 1985 and Highlands Capital Trust I, a statutory business trust (the "Trust") which was created by the Corporation on January 21, 1998. The Corporation's material assets as of December 31, 2000 include: cash in bank of approximately $551 thousand; building and land with a net book value of approximately $1.4 million; approximately $3.7 million in loan participations from the subsidiary bank; approximately $151 thousand in investment securities; approximately $383 thousand in other assets; and its investment in subsidiaries, approximately $25.6 million. The Corporation's only material liability is the note payable on the trust preferred debentures issued in January of 1998, $7.5 million.

     The Bank had one direct wholly-owned subsidiary, Highlands Union Insurance Services, Inc., that became effective on October 8, 1999. This entity is still in the startup stage as of December 31, 2000 and is anticipated to become fully operational during 2001. This entity will be used to sell insurance services through the Bankers' Insurance, LLC.

     As of December 31, 2000 the Corporation operates seven full service and one express facility throughout Washington County, Virginia, the City of Bristol, Virginia, Marion, Virginia, Glade Spring, Virginia, and Rogersville, Tennessee. The Corporation also operates twenty-three off-site ATM's throughout the service areas listed above as well as Russell County and Wythe County, Virginia. On January 16, 2001 the Bank opened a full service branch located in Boone, North Carolina.

     The results of operations for the fiscal years ended December 31, 2000, 1999, and 1998 ("fiscal year 2000", "fiscal year 1999" and "fiscal year 1998", respectively) reflect the Corporation's strategies of expanding its community banking operations.

See "Management's Discussion and Analysis" of operations and financial condition, included as part of the Annual Report to Stockholders, for a detailed discussion of certain aspects of the Corporation's business.

                              Lending Activities
                              ------------------

Residential Mortgage Lending
----------------------------

     The Bank's lending policy is generally to lend up to 80% of the appraised value of residential property. The Corporation lends up to 95% of the appraised value with the normal requirement of insurance from private mortgage insurance companies. This insurance normally covers amounts in excess of 80% loan to value up to 95%.

     The in-house residential mortgages are comprised of primarily one, three and five year adjustable rate mortgages and 15 year fixed rate mortgages. Adjustable rate mortgages are indexed to 275 basis points over the average yield on United States Treasury securities adjusted to a constant maturity of one, three or five years. An adjustment limitation (increase or decrease) of 2% per annum applies to the one year adjustable product. A 4% lifetime cap over the initial rate of the loan is included in the one, three and five year adjustable rate mortgages.

     The Bank's existing loan contracts generally provide for repayment of residential mortgage loans over periods ranging from 15 to 30 years. However, such loans normally have remained outstanding for much shorter periods of time as borrowers refinance or prepay their loans through the sale of their homes.

     Most of the Bank's residential mortgage loans have "due on sale" clauses which allows the creditor the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property. Most of the Bank's residential mortgage loans are not assumable.

     Mortgage loans exceeding $450,000 but less than $750,000 must be approved by the loan committee of the Board of Directors. Mortgage loans in excess of $750,000 must be approved by the Board of Directors.

     All of the Bank's mortgage lending is subject to loan origination procedures established by the Board of Directors. Most originations require a property valuation by state licensed appraisers, for a fee, approved by the Board of Directors. Loan applications are obtained to determine the borrowers ability to repay. Significant items are verified through the use of credit reports, financial statements, etc.

     It is generally the Bank's policy to require title insurance on first mortgage loans in excess of $100,000 (lower where deemed necessary). It is also the Bank's general policy to require an attorney's opinion statement on all first mortgage deeds of trust. Fire and casualty insurance (extended coverage) is generally required on all property serving as security for these loans. Hazard insurance and flood insurance (where required) is generally provided by the customer prior to closing of the loan. The borrower is generally responsible for paying insurance premiums and real estate taxes.

     Federal regulations allow the Bank to originate loans on real estate within the State of Virginia, and within limits, to originate and purchase loans or loan participations secured by real estate located in any part of the United States. During fiscal year 2000 the Bank's primary lending area was Washington County, Virginia , the City of Bristol, Virginia, and Smyth County, Virginia.

     Residential loan originations come from many sources. Some of these sources include existing customers, walk-in applications, referrals from real estate brokers and others.

     Federal regulation limits loans to one borrower to a maximum of 15% of unimpaired capital and unimpaired surplus of the Bank.

     The Bank receives fees in addition to interest in connection with real estate loan originations, loan modifications, late payments, etc. Income from these activities varies from period to period depending on the volume and type of loan made. Although not a significant portion of the Corporation's income, late charges are received when monthly payments are delinquent but are later paid.

     The Bank also offers secondary market fixed rate mortgages with terms up to 30 years and up to 95% loan to value. These loans and servicing rights are generally sold immediately into the secondary market and fees received booked into income. These loans must meet certain criteria generally set by the secondary market and are not a significant portion of the Bank's residential mortgage activity.

     Residential mortgages, including equity lines of credit, made up approximately 36.93% of the loan portfolio as of December 31, 2000.

Construction and Commercial Real Estate Lending
-----------------------------------------------

     The Bank generally makes construction loans for periods up to one year on residential and commercial real estate property. These loans are for interim financing and are either paid off or converted to permanent financing when completed. At December 31, 2000 outstanding construction loans (net of undisbursed funds) totaled $4,083,000. These loans are generally made at 80% or less of appraised value at completion. Funds are advanced as the project is completed after an inspection by a staff inspector or the appraiser as deemed appropriate. These loans are made based on established corporate underwriting standards. Most of these construction loans are one to four family dwellings. The Bank generally charges a 1% origination fee on these construction loans in addition to applicable interest.

     Loans on commercial properties, multi-family dwellings, and apartment buildings are typically made at 75% to 80% of the appraised value. These loans totaled $64,734,000 or 22.18% of total loans held for investment at December 31, 2000.

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

Consumer lending
----------------

     The Bank offers other types of loans in addition to real estate mortgage and construction loans. Consumer loans of many types are offered by the Corporation. Some of these loans are loans to purchase automobiles, boats, recreational vehicles and manufactured housing, as well as other secured and unsecured consumer loans. The Bank further makes loans secured by savings accounts at 2% above the rate of the savings instrument. The terms generally do not exceed ten years for manufactured housing loans and five years on other consumer loans. Outstanding consumer loans at December 31, 2000 were $70,402,000.

Commercial and agriculture non-real estate loans
------------------------------------------------

     The Bank also makes commercial (including agriculture) non-real estate loans. These loans in general have higher risk associated with them than real estate loans. They are generally secured by inventory, equipment, accounts receivable, etc., or unsecured in some cases backed by appropriate financial condition as per the underwriting standards of the Bank. Agriculture loans are generally secured by machinery, equipment, other miscellaneous assets or unsecured in keeping with the underwriting standards of the Bank. The timely pay back is dependent upon the successful operation of the business or farm. The outstanding balance of non-real estate commercial loans was $36,541,000 at December 31, 2000 and the outstanding balance of non-real estate agriculture loans was $3,214,000 at December 31, 2000.

                                  Investments
                                  -----------

Investment Securities
---------------------

     The Corporation invests in mortgage-backed securities, agency notes and bonds, collateralized mortgage obligations (CMO's), municipal bonds, equity securities and United States Treasury Notes.

     A substantial portion of the mortgage-backed security portfolio consists of securities that are either insured or guaranteed by FHLMC, FNMA or GNMA. Guaranteed securities are more liquid than individual mortgage loans. At December 31, 2000 the Corporation's mortgage-backed securities portfolio had a carrying value of $61,002,000 or 15.05% of total assets compared to $51,099,000 or 14.26% of total assets at December 31, 1999. Amortized costs of mortgage-backed securities were $61,094,000 at December 31, 2000 and $51,594,000 for the comparable 1999 period. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.

     The Corporation also holds investments in CMO's with a market value at December 31, 2000 of $1,406,000 and amortized cost of $1,421,000 compared to a market value of $11,170,000 and amortized cost of $11,240,000 at December 31, 1999.

     The Corporation held no investments in United States Treasury Notes for the comparable periods ending December 31, 2000 and December 31, 1999.

     The Corporation had $4,084,000 and $4,206,000 in United States Government-sponsored Agency Obligations at December 31, 2000 and 1999 respectively. These investments represent approximately 1.01% and 1.17% of total assets at those dates.

     The Corporation holds the following equity investments: Federal Reserve Bank Stock of $295,400 for the periods ending December 31, 2000 and 1999 respectively; Federal Home Loan Bank Stock of $1,533,400 and $1,245,100 for the same dates as above; and Community Bankers' Bank Stock of $54,750 and $54,750 for the same dates as above.

     The Corporation also holds investments in municipal bonds of $13,816,000 and $2,258,000 as of December 31, 2000 and 1999 respectively. These investments represented approximately 3.41% and 0.63% of total assets at those dates.

Investment Activities
---------------------

     Under Federal Reserve regulations, the Bank is required to maintain certain liquidity ratios and does so by investing in certain obligations and other securities that qualify as liquid assets under Federal Reserve regulations. See "Regulation". As a state chartered bank, the Bank's investment authority is limited by federal law which permits investment in, among other things, certain certificates of deposit issued by commercial banks, banker's acceptances, loans to commercial banks for Federal Funds, United States government and agency obligations of state governments, and corporate bonds.

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

                               Sources of Funds
                               ----------------

General
-------

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

Deposit Activities
------------------

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

The following table sets forth the various types of accounts offered by the Corporation at December 31, 2000:

                             Weighted
                             Average            Minimum   Amount
                             Interest           Balance     In         % of
Type of Account              Rate       Term    Deposit   Thousands    Total
---------------              ----       ----    -------   ---------    -----

Checking Account             0.00%      none    $100.00   $ 45,343     13.09%
Interest Checking            3.52       none     100.00     19,248      5.56
Passbook Accounts            4.01       none      25.00     45,754     13.21
Money Market
    Deposit Accounts         3.79       none     500.00      6,449      1.86
Christmas Club Accts         4.00       none       5.00         72      0.02
Individual Retirement
    Accounts                 6.54       various  500.00     34,054      9.83
Certificates of Deposit
    Accounts                 5.99       various  500.00    195,395     56.42
                                                          --------     -----

Totals                                                    $346,315    100.00%
                                                          --------    ------

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

     The following table sets forth information relating to the Corporation's deposit flows during the years indicated.

                                               Years Ended December 31
(In Thousands)                                2000      1999      1998
--------------                                ----      ----      ----

Increase (decrease) in deposits before
   interest credited back to accounts     $ 30,493  $ 22,698  $ 28,880
Interest credited back to accounts           9,629    11,154     6,815
                                          --------  --------  --------

Net increase in deposits                    40,122    33,852    35,695
                                          --------  --------  --------

Total deposits at year end                $346,315  $306,193  $272,341
                                          --------  --------  --------

Borrowings
----------

     The Corporation may obtain advances from the FHLB upon the security of the capital stock it owns in the bank and certain of its home mortgage loans provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities and the FHLB prescribes the acceptable uses to which the advances pursuant to each program may be used, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the Corporation's net worth or on the FHLB's assessment of the Corporation's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

     The Bank also has established credit arrangements with several of its correspondent banks. At December 31, 2000 the Bank had approximately $83,356,000 of unused lines of credit, including FHLB unused lines of credit, to fund any necessary cash requirements.

     The following table sets forth certain information as to the Corporation's advances and other borrowings at the dates indicated. See Notes 8, 9 and 14 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for information as to rates, maturities, average balances and maximum amounts outstanding.

                                               December 31,
(In Thousands)                            2000     1999     1998
--------------                            ----     ----     ----

Advances from FHLB                     $23,357  $18,500  $ 6,643
Guaranteed preferred beneficial
  interests in corporation's junior
  subordinated debt securities           7,500    7,500    7,500
Other borrowings                           312       99      120
                                       -------  -------  -------
          Total borrowings             $31,169  $26,099  $14,263


                                   Employees
                                   ---------

     The Corporation at December 31, 2000, had 178 full time employees. None of these employees are represented by a collective agent, and the Corporation believes its employee relations are excellent.

                                  Competition
                                  -----------

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

                                 Subsidiaries
                                 ------------

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

     The Bank formed a wholly-owned subsidiary, Highlands Union Insurance Services, Inc., on October 8, 1999 for the purpose of selling insurance services through Bankers' Insurance, LLC. The subsidiary should become fully operational during 2001.

                         Federal Home Loan Bank System
                         -----------------------------

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

                                  Regulation
                                  ----------

General
-------

     The Corporation and its subsidiary are subject to the supervision, regulation and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of the Commonwealth of Virginia which has jurisdiction over financial institutions and has obtained regulatory approval for its various activities to the extent required.

Federal and State Laws and Regulations
--------------------------------------

     Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Corporation and its subsidiary.

Bank Holding Company Regulation
-------------------------------

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

Bank Regulation
---------------

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

Federal Deposit Insurance Corporation Improvement Act
-----------------------------------------------------

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

     The Bank met the requirements at December 31, 2000 to be classified as "well capitalized". This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Corporation's overall financial condition.

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

                          Federal And State Taxation
                          --------------------------

General
-------

     The following discussion of federal taxation is a summary of certain pertinent federal income tax matters as they pertain to the Corporation. With some exceptions, including particularly the reserve for bad debts discussed below, the Corporation is subject to federal income tax under the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations.

Bad Debt Reserves
-----------------

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


Minimum Tax
-----------

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

Other
-----

     For federal income tax purposes, the Corporation reports its income and expenses on the accrual basis method of accounting and uses a year ending December 31 for filing its income tax returns. The Corporation may carry back net operating losses to the preceding two taxable years and forward to the succeeding twenty taxable years.

     The Commonwealth of Virginia imposes an income tax on corporations domiciled in the state. The Virginia taxable income is based on the federal taxable income with certain adjustments for interest and dividend income on obligations of securities of the United States and states other than Virginia. The tax rate is 6% of taxable income of the Corporation, exclusive of the Bank.

     See Note 5 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for additional information regarding the income taxes of the Company.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and
--------------------------------------------------------------------------------
Interest Differential
---------------------

                                                           Year Ended December 31,
                                                    2000                             1999                          1998
                                                                      (Dollars in Thousands)

                                         Average              Yield/      Average              Yield/   Average              Yield/
                                         Balance   Interest    Rate       Balance   Interest    Rate    Balance   Interest    Rate
                                         -------   --------    ----       -------   --------    ----    -------   --------    ----
ASSETS
Interest earning assets
(taxable-equivalent
basis (1):

Loans (net of un-
earned discount) (2)                    $ 277,115  $ 25,077    9.05%    $ 246,687    $ 21,873   8.87%  $ 213,069   $ 19,618    9.21%
Securities (3)                             80,315     5,218    6.69        64,475       3,733   5.79      56,757      3,057    5.39
Federal funds sold                          1,834       123    6.68         1,446          65   4.50       4,250        222    5.22
                                        ---------  --------    ----     ---------    --------   ----   ---------   --------    ----
Total interest-earning
assets                                  $ 359,264  $ 30,418    8.51%    $ 312,608    $ 25,671   8.22%  $ 274,076   $ 22,897    8.35%
                                        ---------  --------    ----     ---------    --------   ----   ---------   --------    ----
  LIABILITIES
Interest-bearing
liabilities:

Interest bearing dep.                   $ 283,484  $ 15,610    5.51%    $ 255,385    $ 12,810   5.02%  $ 226,142   $ 12,336    5.46%
Other interest-bearing
liabilities                                31,169     2,090    6.71        19,262       1,357   7.05      13,933      1,065    7.64
                                        ---------  --------    ----     ---------    --------   ----   ---------   --------    ----
Total interest-bearing
liabilities                             $ 314,653  $ 17,700    5.63%    $ 274,647    $ 14,167   5.16%  $ 240,075   $ 13,401    5.58%
                                        ---------  --------    ----     ---------    --------   ----   ---------   --------    ----
Net interest income                                $ 12,718                          $ 11,504                      $  9,406
Net margin on int.
earning assets on a
tax equivalent basis                                           3.59%                            3.70%                          3.46%
Average interest
spread                                                         2.89%                            3.06%                          2.77%

(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free loans and investments. Virginia banks are exempt from state income tax.
(2) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(3) The yield on securities classified as available for sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by FAS115


          As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities. The following table attributes changes in net interest income either to changes in average volume or to changes in interest rates. Dollar changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                               2000 Compared to 1999                             1999 Compared to 1998

                                    Increase         Increase                         Increase          Increase
                                 (decrease) due   (decrease) due                   (decrease) due    (decrease) due
                                  to change in     to change in     Net increase    to change in      to change in    Net increase
Increase (Decrease) in               volume           rate           (decrease)         volume            rate         (decrease)
----------------------               ------           ----           ----------         ------            ----         ----------
INTEREST INCOME
Securities....................      $  1,000         $  485           $   1,485       $     449         $     227      $     676
Federal funds sold......                  17             41                  58            (146)              (11)          (157)
Loans..........................        2,699            505                3,204           2,979              (724)        2,255
                                    --------         -------          ----------      ----------        ----------     ---------
Total Income Change                 $  3,716         $ 1,031          $    4,747      $    3,282        $     (508)    $   2,774
                                    --------         -------          ----------      ----------        ----------     ---------

INTEREST EXPENSE
Savings and time
 deposits....................       $  1,410         $ 1,390          $    2,800      $    1,469        $     (995)    $     474
Other interest-bearing
 liabilities..................           838            (105)                733             374               (82)          292
                                    --------         -------          ----------      ----------        ----------     ---------
Total Expense Change                $  2,248         $ 1,285          $    3,533      $    1,843        $   (1,077)    $     766
                                    --------         -------          ----------      ----------        ----------     ---------
Increase (Decrease) in
 Net Interest Income                $  1,468         $  (254)         $    1,214      $    1,439        $      569     $  2,008
                                    --------         -------          ----------      ----------        ----------     ---------

Investment Portfolio
--------------------

          The following table presents the maturity distribution, market value, book value and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2000.

                                                                      (Dollars in Thousands)
                                              One Year    Five Years
                           Within One         Through       Through      After Ten               Total Book      Market
                              Year           Five Years    Ten Years       Years       Yield        Value        Value
                              ----           ----------    ---------       -----       -----        -----        -----
U.S. Gov Agency               $   136        $    4,217    $   1,759     $ 60,380       6.53%    $  66,600    $  66,492
State & Muni's                     -0-              986          952       11,878       7.71        13,403       13,816
Other                              -0-               -0-          -0-       2,324       8.14         2,384        2,324
                              -------        ----------    ---------     --------    -------     ---------    ---------
TOTAL                         $   136        $    5,203    $   2,711     $ 74,582       6.72     $  82,387    $  82,632
                              -------        ----------    ---------     --------    -------     ---------    ---------

Loan Portfolio
--------------

          The table below classifies loans, net of unearned income, by major category and percentage distribution at December 31, 2000 for each of the past three years:

                                      December 31,
                                 (Dollars in thousands)
                       2000                    1999                   1998

Description     Amount    Percentage    Amount    Percentage    Amount    Percentage
-----------    ---------  ----------   ---------  ----------   ---------  ----------

Commercial      $ 36,541       12.52%   $ 27,055       10.34%   $ 24,235       10.38%
Real Estate      181,931       62.33     163,317       62.41     136,184       58.37
Consumer          70,211       24.05      68,091       26.02      70,132       30.05
Other              3,214        1.10       3,215        1.23       2,821        1.20
                --------      ------    --------      ------    --------      ------
  Total         $291,897      100.00%   $261,678      100.00%   $233,372      100.00%
                --------      ------    --------      ------    --------      ------

          The following table shows the maturity of loans outstanding, inclusive of contractual amortization as of December 31, 2000. Loans are classified based upon the period in which the final payment is due.

                                                December 31, 2000
                                              (Dollars in Thousands)

                           Within One           After One But       After Five
                              Year            Within Five Years       Years
                              ----            -----------------       -----
                     Fixed        Floating    Fixed    Floating   Fixed    Floating
                     Rate           Rate      Rate       Rate      Rate      Rate      Total
                     -----          ----      ----       ----      ----      ----      -----
Commercial          $14,182       $ 8,369   $ 11,300    $  905   $ 1,785   $   -0-    $ 36,541
Real Estate          21,819         7,666     67,062     6,408    27,793    51,183     181,931
Consumer             22,617         1,242     44,589        22     1,733         8      70,211
Other                   870         1,137      1,044        86        77       -0-       3,214
                    -------       -------   --------    ------   -------   -------    --------
Total               $59,488       $18,414   $123,995    $7,421   $31,388   $51,191    $291,897
                    -------       -------   --------    ------   -------   -------    --------


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

     The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. As of the three periods ended December 31, 2000, 1999 and 1998, non-accrual loans amounted to $929,000, $1,152,000 and $1,396,000, respectively. Interest income lost on non-accruing loans was approximately $121,000, $136,000, and $146,000 for December 31, 2000, 1999, and 1998 respectively.


Summary of Loan Loss Experience
-------------------------------

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

     The following table presents the Corporation's loan loss experience for the past three years:

                                                       Years Ended December 31,
                                                        (Dollars in Thousands)
                                                          2000              1999          1998
                                                          ----              ----          ----
Allowance for loan losses at
 beginning of year                                     $   2,494         $  2,008       $  1,636

Loans charged off:
    Commercial                                                69              357            270
    Real Estate                                               -0-              27             -0-
    Consumer                                                 925              710            787
    Other                                                     -0-              -0-            -0-
                                                       ----------        ---------      ---------
    Total                                              $     994         $  1,094       $  1,057
                                                       ----------        ---------      ---------
Recoveries of loans previously charged off:
    Commercial                                         $       6               97             41
    Real Estate                                               -0-              -0-            -0-
    Consumer                                                 167               65            158
    Other                                                     -0-              -0-            -0-
                                                       ----------        ---------      ---------
    Total                                              $     173         $    162       $    199
                                                       ----------        ---------      ---------
Net loans charged off                                  $     821         $    932       $    858
Provision for loan losses                                  1,277            1,418          1,230
                                                       ----------        ---------      ---------
Allowance for loan losses end of year                  $   2,950         $  2,494       $  2,008
                                                       ----------        ---------      ---------
Average total loans (net of unearned income)           $ 277,115         $246,687       $213,069
Total loans (net of unearned income) at year-end       $ 291,897         $261,678       $233,372

Ratio of net charge-offs to average loans                  0.296%           0.378%         0.403%
Ratio of provision for loan losses to average loans        0.461%           0.575%         0.577%
Ratio of provision for loan losses to net charge-off     155.542%         152.146%       143.357%
Allowance for loan losses to year-end loans                1.011%           0.953%         0.860%

Allocation of the allowance for loan losses
-------------------------------------------

  The following table provides an allocation of the allowance for loan losses as of December 31, 2000

                          Year Ended December 31, 2000
                       Percent of Loans on each category

                             (Dollars in Thousands)

                    Allowance for    Percentage of        Percentage of
                    Loan Loss        Total Loan Loss      Total Loans
                    ----------       ---------------      -----------
Commercial          $   739                 25.06%               12.52%
Real Estate             174                  5.89                62.33
Consumer              2,033                 68.93                24.05
Other                     4                  0.12                 1.10
                    --------         ------------         -------------
 Total              $ 2,950                100.00%               100.00%
                    --------         ------------         -------------


Deposits
--------

  The following table provides a breakdown of deposits at December 31 for the years indicated is as follows:
                                                   December 31,
                                             (Dollars in Thousands)

                                             2000       1999       1998

                                         --------   --------   --------
Non-interest bearing demand deposits     $ 45,343   $ 39,504   $ 36,187
Interest bearing demand deposits           25,697     26,074     21,936
Savings deposits                           45,826     44,751     35,640
Time deposits                             229,449    195,864    178,578
                                         --------   --------   --------
   Total Deposits                        $346,315   $306,193   $272,341
                                         --------   --------   --------


  The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                            Year Ended December 31,
                             (Dollars in Thousands)

                                 2000               1999             1998
                            Amount    Rate    Amount    Rate    Amount    Rate
                           ---------  ----   ---------  ----   ---------  ----

Non-interest bearing       $ 42,228  0.00%   $ 38,651  0.00%   $ 33,671  0.00%
   demand deposits
Interest-bearing demand      25,636  3.52      24,728  3.59      18,239  3.60
   deposits                  47,474  4.01      44,506  4.00      32,681  4.00
Savings deposits            210,374  6.08     186,151  5.45     175,222  5.92
Time deposits              --------          --------          --------

   Total                   $325,712          $294,036          $259,813
                           --------          --------          --------

     The remaining maturities of time deposits at December 31, 2000 are as follows (in thousands) :

     Maturity

     3 months or less.................................... $  53,876
     Over 3 through 12 months............................   114,665
     Over 12 months......................................    60,908
                                                          ---------

        Total                                             $ 229,449
                                                          ---------

Interest Rate Sensitivity Analysis
----------------------------------

     The following table provides the maturities of investment securities, loans, and deposits as of December 31, 2000, and measures the interest rate sensitivity gap for each range of maturity indicated: The amounts below also reflect various prepayment assumptions.

                               December 31, 2000
                            (Dollars in Thousands)
                                   Maturing

                                             Within One       After One But          After Five
                                                Year        Within Five Years          Years             Total
                                                ----        -----------------          -----             -----
ASSETS
Interest-bearing
    Investment Securities                    $     136         $    5,203           $   77,293        $   82,632
    Fed Funds Sold                               2,782                 -0-                  -0-            2,782
    Loans                                       77,902            131,416               82,579           291,897
Noninterest-bearing
    Other Assets                                12,510                 -0-              15,391            27,901
                                             ---------         ----------           ----------        ----------
Total Assets
                                             $  93,330         $  136,619           $  175,263        $  405,212
                                             ---------         ----------           ----------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing
    All Interest-bearing Deposits            $ 170,753         $   68,753           $   61,466        $  300,972
    Other Interest-bearing Liab.                 5,184             12,352               13,633            31,169
Noninterest-bearing
    Demand Deposit Non-Interest                     -0-                -0-              45,343            45,343
    Other Liabilities                            3,387                 -0-                 158             3,545
    Shareholders' Equity                            -0-                -0-              24,183            24,183
                                             ---------         ----------           ----------        ----------

Total Liabilities and Shareholders Equity    $ 179,324         $   81,105           $  144,783        $  405,212
                                             ---------         ----------           ----------        ----------

Interest Rate Sensitivity GAP                $ (85,994)        $   55,514           $   30,480        $       -0-

Return on Equity and Assets
---------------------------

      The following table highlights certain ratios for the periods indicated:

                                                 Year Ended December 31,
                                                       (Percentage)

                                                 2000      1999      1998
Net income to:                                   ----      ----      ----
   Average total assets                          0.78      0.64      0.61
   Average shareholders' equity                 13.69     11.13     10.06

Dividend payout ratio(dividends declared per
   share divided by net income per share)        0.06      0.07      0.07

Average shareholders' equity to average total
   assets ratio                                  5.71      5.71      6.02


Item 2. Properties
------------------

     The Corporation's and the Bank's main offices are located at 340 W. Main Street, Abingdon, Virginia. The main office is a two story brick structure owned by the Bank. The Bank utilizes the entire structure for its day to day operations. Attached to the main office is a four lane drive thru facility constructed in 1998. The new drive thru replaced an older unit which was detached from the main office's structure. The main office opened for operations in 1985. In addition, the Bank has three other branch locations within Washington County, Virginia. The East Abingdon branch is a one story brick facility located at 24412 Maringo Road which operates as a full service branch. The branch was completed and opened for operation in 1993. The West Abingdon location operates as an "express facility." This location contains four drive thru lanes and a walk-up window. This is a limited service facility. The West Abingdon Express branch was completed and opened for operations in 1994 and is located at Exit 14, I-81, Jonesboro Road, Abingdon, Virginia. During 1998, the Bank constructed and placed in service a two-story brick building located at 506 Maple Avenue, Glade Spring, Virginia. The Glade Spring Office is a full service location with four drive thru lanes. The Bank also has two full service branch locations within the City of Bristol, Virginia. The East Bristol office is located at 999 Old Airport Road, Bristol, Virginia. This is a two story brick building with interior customer loan and deposit areas as well as a four lane drive thru unit. The office was completed and opened for operations in 1988. The Commonwealth office is located at 821 Commonwealth Avenue, Bristol, Virginia. This is a two story block building with full service customer service areas and a four lane drive thru facility. The Bank also operates its dealer finance division out of the Commonwealth office. This office was completed and opened for operations in 1995. The Bank also has a full service branch at 1425 North Main Street , Marion, Virginia. The branch was placed in service in December of 1997. It is a two story brick building and operates as a full service branch. The Marion office has two drive thru lanes. There is also an ATM located approximately 1/2 mile from the branch on North Main Street. The ATM resides on property purchased by the Bank in 1997. All of the Bank's branch locations except Marion have an on premises ATM. All branch properties are owned by the Bank and are free of liens. In September 1998, the Bank acquired the adjacent building to its Commonwealth office to facilitate future expansion. This is a one story brick structure, located at 801-805 Commonwealth Avenue, Bristol, Virginia and is currently leased. A note payable to the sellers was executed and is secured by a first deed of trust. The balance on the note as of December 31, 2000 was approximately $73,000. Also during 1998, the Bank initiated an off premises ATM program. This program has continued to expand to include 23 offsite ATMs purchased and installed throughout the Bank's market areas. Three machines were placed in Bristol, Virginia; nine were installed in Washington County, Virginia; two in Russell County, Virginia; five in Smyth County, Virginia, one in Wythe County, Virginia and one in Hawkins County, Tennessee. All machines are free of liens. During 1999 the Bank purchased a building, across from the Main Office in Abingdon, to provide for expansion of the Bank's operations. The building is a brick and frame structure that is being used to house the Bank's Financial Services Department, the Collections Department, the Bank's credit card, check card and ATM card operations department as well as the Bank's Check Printing Department. The office space not currently being used by the Bank is being leased to other businesses. This property is free of any liens. On September 23, 2000, the Bank closed on the purchase of a branch office of a bank in Rogersville, Tennessee. This purchase included all deposit accounts, approximately $3.9 million, overdraft protection accounts, approximately $54 thousand, specified furniture and equipment, approximately $7 thousand, and the building and real estate, approximately $639 thousand. The branch office is a one-story masonry and concrete structure constructed in 1985. The branch is located at 410 Highway 66 South in Rogersville, Tennessee. This building is being used as a Highlands Union Bank full service facility with three drive-thru lanes and a drive-up ATM. The Bank has also purchased a tract of land located at 1250 Volunteer Parkway in Bristol, Tennessee for future expansion. The land is approximately 1.08 +/-Acres and is currently zoned B-3. This property is free of any liens. The Bank also purchased a tract of land located off of Highway 11W in Bristol, Tennessee, known as Bristol West Development, for future expansion. The land is approximately 1/2 acre and is currently zoned B-3. This property is free of any liens. The Bank also purchased a lot in Boone, North Carolina for a branch site. This 1.293 acre tract is located on Highway 105 in the Town of Boone. During 2000 the Bank began construction of a two-story brick building that will open as a full service branch of the Bank in January of 2001. The Seller of this property originally financed $250,000 of the purchase price of the land. The balance of this note as of December 31, 2000 was approximately $237 thousand

     The Corporation acquired a commercial building during 1997 which is located at 266 West Plumb Alley, Abingdon, Virginia. The building is a two story concrete structure which was originally constructed by another bank for use as an operations center. The Corporation assumed the lease of the building's current tenants. The second floor of the structure is leased to third parties. During 1997, the Corporation entered into a leasing arrangement with its subsidiary to lease the first floor to be used for its operations center. Currently, the bookkeeping, proof, accounting, shareholder services, human resources, internal audit and training departments are located there. The West Plumb Alley property is free of liens. Also during 1998, the Corporation purchased the adjacent property to the operations center. The property purchased is a one story brick structure which is currently leased. It is management's intention to utilize the property as growth continues. The property is owned free and clear of all liens.

Item 3. Legal Proceedings
-------------------------

     The Corporation is not involved in any pending legal proceedings, other than non-material legal proceedings undertaken in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                   Part II.
                                   --------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     There is no established trading market for the stock of Highlands Bankshares, Inc.. At December 31, 2000 the Corporation has approximately 1,130 stockholders of record. The Corporation acts as its own registered Stock Transfer Agent, without charging a transfer fee, ensuring that all applicable federal guidelines relating to stock transfers are enforced. The Corporation maintains a list of individuals who are interested in purchasing its common stock and connects these people with stockholders' who are interested in selling their stock. These parties negotiate the per share price independent of the Corporation. The stock transfer agent of the Corporation attempts to keep a record of what the stock sales are trading at by asking the parties about the trade price per share. Please refer to the table below entitled Common Stock Performance for a breakdown of the trades for the four quarters of 2000. It is the opinion of management that this range accurately reflects the market value of the Corporations common stock at the present time.

                   Common Stock Performance-December 31 2000

                                                           Quarterly
                                                           ---------
                                 High          Low          Average
                                 ----          ---          -------
First Quarter                   $24.00        $22.00         $22.71

Second Quarter                  $27.00        $24.00         $19.40

Third Quarter                   $25.00        $25.00         $25.00

Fourth Quarter                  $25.00        $25.00         $25.00

     The Corporation's and the Bank's Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition and capital requirements and upon general business conditions. The Corporation declared and paid cash dividends of $185,000 or $0.07 per share during 2000.

     At December 31, 2000, there were approximately 1,130 holders of the Corporation's common stock (based on the number of record holders as of that date).

Item 6. Selected Financial Data
-------------------------------

    The following table sets forth certain selected consolidated financial data for the past five years.

                           Years Ended December 31,
                 (Dollars in thousands, except per share data)

                                         2000        1999            1998        1997            1996
                                         ----        ----            ----        ----            ----
Income Statement Amounts:

    Gross interest income             $  30,418    $ 25,671       $ 22,897       $ 18,781      $ 14,612
    Gross interest expense               17,700      14,167         13,401         10,321         7,822
    Net interest income                  12,718      11,504          9,496          8,460         6,790
    Provision for possible loan
      Losses                              1,277       1,418          1,230          1,002           374
    Net interest income after
      provision                          11,441      10,086          8,266          7,458         5,416
    Other operating income                2,480       1,353          1,367            842           644
    Other operating expense               9,713       8,187          6,962          5,382         4,439
    Income before income taxes
      and other items                     4,208       3,252          2,671          2,918         2,621
    Income taxes                          1,229       1,121           896             966           857
    Income before cumulative
      effect of change in
      accounting principles               2,979       2,131          1,775          1,952         1,764
    Cumulative effect of change
      in accounting principles               -0-         -0-            -0-            -0-           -0-
    Net income                        $   2,979    $  2,131       $  1,775       $  1,952         1,764

Per Share Data (1):

    Net income per share              $    1.13    $   0.85       $   0.72       $   0.80      $   0.72
    Cash dividends per share               0.07        0.06           0.05             -0-           -0-
    Book value (at year end)               9.17        7.77           7.33           6.82          5.98

Balance Sheet Amounts (at year-end):

    Total assets                      $ 405,212    $358,348       $307,764       $258,236      $207,739
    Total loans (net of unearned
      income)                           291,897     261,678        233,371        192,005       154,951
    Total deposits                      346,315     306,193        272,341        236,646       189,471
    Long-term debt                       18,669      10,599          6,763          2,614            -0-
     Guaranteed preferred
      beneficial interests in
      junior subordinated debt
      securities                          7,500       7,500          7,500            -0-           -0-
    Total equity                         24,183      20,408         18,279         16,802        14,617

     (1) Adjusted for 1999 and 1995 two-for-one stock splits, 1992 25% stock dividend and 1990 20% stock dividend.



Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

     The information required herein is incorporated by reference from pages 8 to 12 of the Annual Report to Stockholders for the fiscal year ended
December 31, 2000.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

     The financial statements and supplementary data required herein are incorporated by reference from pages 20 to 40 of the Annual Report to Stockholders for the fiscal year ended December 31, 2000.

Item 9.   Changes in Accountants and Disagreements with Accountants on
-----------------------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------

     None.

Part III.
---------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information required herein is incorporated by reference to "The Board of Directors", "Executive Officers Who Are Not Directors", "Security Ownership of Certain Beneficial Owners" and "Compliance With Filing Requirements Under the Securities Exchange Act of 1934" contained in the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be subsequently filed.

Item 11.  Executive Compensation
--------------------------------

     The information required herein is incorporated by reference to "Remuneration" contained in the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be subsequently filed.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required herein is incorporated by reference to "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" contained in the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be subsequently filed.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required herein is incorporated by reference to "Indebtedness of Management" contained in the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be subsequently filed.

Part IV.
--------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

     (a) (1) The following financial statements are incorporated by reference into Item 8 hereof from Exhibit 13 hereof:

               Consolidated Statements of Financial Condition as of December 31, 2000, 1999 and 1998

               Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2000

               Consolidated Statements of Stockholder's Equity for each of the years in the three year period ended December 31, 2000

               Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2000

               Notes to Consolidated Financial Statements for December 31, 2000, 1999 and 1998

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

                                        HIGHLANDS BANKSHARES, INC.

Date:  February 4, 2001                 BY:___________________________
                                           Samuel L. Neese
                                           Executive Vice President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2001.

          Signature                          Title
          ---------                          -----

/s/ James D Morefield     03-26-01
----------------------------------
James D. Morefield        Date          Chairman of the Board, and Director


/s/ James D. Morre, Jr.   03-26-01
----------------------------------
Dr. James D. Moore, Jr.   Date          President


/s/ J. Carter Lambert     03-26-01
----------------------------------
J. Carter Lambert         Date          Vice Chairman


/s/ Samuel L. Neese       03-26-01
----------------------------------
Samuel L. Neese           Date          Executive Vice President, and Chief
                                        Executive Officer

/s/ James T. Riffe        03-26-01
----------------------------------
James T. Riffe            Date          Executive Vice President and Cashier


/s/ William E. Chaffin    03-26-01
----------------------------------
William E. Chaffin        Date          Director


/s/ V. D. Kendrick        03-26-01
----------------------------------
V.D. Kendrick             Date          Director


/s/ Clydes B. Kiser       03-26-01
----------------------------------
Clydes B. Kiser           Date          Director


/s/ Charles P. Olinger    03-26-01
----------------------------------
Charles P. Olinger        Date          Director


/s/ William J. Singleton  03-26-01
----------------------------------
William J. Singleton      Date          Director


/s/ H. Ramsey White, Jr.  03-26-01
----------------------------------
Dr. H. Ramsey White, Jr.  Date          Director

                             FINANCIAL HIGHLIGHTS

Results of Operations                                 2000             1999             1998            2000/1999     1999/1998
                                                   (In Thousands except share and per share data)                 Percentage Change
Net Interest Income                                   $ 12,718         $ 11,504         $  9,496            10.55%        21.15%
Net Income (Loss)                                        2,979            2,131            1,775            39.79         20.06

Financial Condition at Year-End

Assets                                                $405,212         $358,348         $307,764            13.08%        16.44%
Loans                                                  291,895          261,678          233,371            11.55         12.13
Securities                                              82,631           70,798           51,355            16.71         37.86
Deposits                                               346,315          306,193          272,341            13.10         12.43
Stockholders' Equity                                    24,183           20,408           18,279            18.50         11.65
Shares Outstanding                                       2,637            2,624            2,494             0.50          5.21

Significant Ratios

Return on average assets                                  0.78%            0.64%            0.61%           21.88%         4.92%
Return on average equity                                 13.69            11.13            10.06            23.00         10.64
Average stockholders' equity to
    average assets                                        5.71             5.71             6.02             0.00         (5.15)
Allowance for loan losses as a
    percentage of total loans                             1.01             0.95             0.86             6.32         10.47
Non-performing loans to total loans                       0.51             0.63             0.87           (19.05)       (27.59)

Per Share Data
Based on weighted-average shares
    outstanding
Net Income                                            $   1.13         $   0.85         $   0.72            32.94%        18.06%
Stockholders' equity (book value)
    per shares outstanding at
    year-end                                              9.17             7.77             7.33            18.03          6.00

April 2, 2001



Dear Shareholders:

The Year 2000 was not only the beginning of a new century, it was also a year of unusual significance and importance for Highlands Bankshares, Inc., and its subsidiary company, Highlands Union Bank. 2000 was a year of record earnings, extended boundaries, new services, and continued growth and expansion for your company.

Results of operation for 2000 reflect an increase in assets of $46,865,000, or
13.08 percent; gross loans increased by $30,217,000, or 11.55 percent; and deposits increased by $40,122,000, or 13.10 percent. It was another record year for earnings. Net income was $2,979,000 or an increase of 39.79 percent. Return on equity was 13.69 percent compared to 11.13 percent in 1999, or an increase of 23 percent. Return on assets was .78 percent compared to .64 percent in 1999, or an increase of 21.88 percent. Earnings per share were $1.13 compared to $0.85 in 1999, or an increase of 32.9 percent. Shareholders' equity (book value) per share outstanding at year end was $9.17 compared to $7.77 at year end 1999, or an increase of 18.03 percent.

As you can see, the growth experienced by your company in previous years continued markedly in 2000. Additionally, we are pleased to report that Highlands Union's market share continued to increase in each of the communities we serve.

Stretching the Boundaries
One of the highlights of the year was Highlands Union's breaking of geographic barriers - into two new states, Tennessee and North Carolina. In June, we announced that the bank had entered into an agreement to purchase the Rogersville, Tenn., branch of First Vantage Bank. This purchase was completed September 23, 2000. The new location is now successfully operating as Highlands Union Bank. Under Tennessee law, this acquisition gives Highlands Union Bank the ability to expand into other Tennessee markets.

In addition to the expansion into Tennessee, Highlands Union Bank received approval on its application to open a branch bank in Boone, N.C. The construction of this branch bank was completed in December 2000 and the bank is now successfully operating as Highland Union Bank.

We are extremely proud of these new locations and the professional staffs operating them.

These new offices and new venues provide exciting opportunities for growth. Not only does the past year's expansion gives us two new communities to serve, it give us two new states to serve, as well. Barriers have been crossed. Your company is now operating in three states: Virginia, Tennessee, and North Carolina.

Insuring Customer Needs
Not only has Highlands Union crossed geographic barriers in 2000, but it has crossed business boundaries, as well. Recent law changes make it possible for banks to sell insurance products. In 2000, Highlands Union Bank joined a consortium of over 60 Virginia Banks for the purpose of acquiring and operating insurance agencies.

In the future, this will allow your bank to market and sell insurance products, such as homeowners, automobile, commercial, and life insurance. This new product line should provide additional avenues for enhancing your company's earnings.

Although these new ventures are very exciting, we continue to focus on serving our customers, both existing and new, in the manner that they deserve and have come to expect at Highlands Union Bank. We continue to focus on providing friendly personal service, convenient hours, state-of-the-art technology, expanded ATM networks, full financial services and much more.

Looking and Moving Forward
We look forward to the many new opportunities now available to your company as the result of initiatives begun in 2000 - a solid market share in the existing markets, new markets to serve and new products and services to offer. In the coming year, we will continue to seek new ways to enhance earnings for our shareholders.

It has been a particularly eventful year for Highlands Union and Highlands Bankshares. It has been an exciting year to be leading the company to greater heights and into new "states of growth."

On behalf of the Directors, Officers and Employees of Highlands Bankshares, Inc, and Highlands Union Bank, we thank our customers, shareholders and friends for your continued confidence and support as we grow and move forward.

Sincerely,



_________________________________        ______________________________________
     Samuel L. Neese                                 James T. Riffe
     Chief Executive Officer              Cashier and Chief Operating Officer

                     COMPARISON OF RESULTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Net interest income for the year ended December 31, 2000 increased 10.55%, approximately $1.21 million over 1999. Average interest earning assets increased $46.8 million from 1999 to 2000 while average interest bearing liabilities increased $40.01 million. The yield on average interest earning assets for the year ended December 31, 2000 was 8.51% compared with 8.22% for the comparable 1999 period. The 2000 yield on average loans increased by 18 basis points to 9.05% as compared to the 1999 period yield of 8.87%. The 2000 yield on average investments increased .90% to 6.69% from December 31, 1999 to 2000. The yield on average interest bearing liabilities increased 47 basis points during 2000 to 5.63% as compared to 5.16% during 1999. Net income for the year-ended 2000 was $2.98 million, an increase of 39.79% over the 1999 period. The Company's change in methodology of assessing overdraft fees had a significant impact on income for the year 2000. Income tax expense for 2000 increased 9.67% to $1,229 thousand as compared to $1,121 thousand for the 1999 period.

                     COMPARISON OF RESULTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Net interest income for the year ended December 31, 1999 increased 21.15%, approximately $2.01 million over 1998. Average interest earning assets increased $38.4 million from 1998 to 1999 while average interest bearing liabilities increased $34.6 million. The yield on average interest earning assets for the year ended December 31, 1999 was 8.22% compared with 8.35% for the comparable 1998 period. The 1999 yield on average loans decreased by 34 basis points to 8.87% as compared to the 1998 period yield of 9.21%. The 1999 yield on average investments increased .40% to 5.79% from December 31, 1998 to 1999. The yield on average interest bearing liabilities decreased 42 basis points during 1999 to 5.16% as compared to 5.58% during 1998. Net income for the year-ended 1999 was $2.13 million, an increase of 20.06% over the 1998 period. Income tax expense for 1999 increased 25% to $1,121 thousand as compared to $896 thousand for the 1998 period.

                            COMPARISON OF FINANCIAL
                    CONDITION AT DECEMBER 31, 2000 AND 1999

Total assets at December 31, 2000 totaled $405.2 million compared to $358.3 million at December 31, 1999. This 13.08% growth in assets was primarily due to the large volume of loans originated. Total loans increased 11.55% or $30.2 million over the comparable 1999 period. The security portfolio increased 16.71% to $82.6 million during 2000 as contrasted to the 1999 period. Total deposits increased to $346.3 million or 13.10% from 1999's level of $306.2 million. Stockholders' Equity increased 18.50% during 2000. The Financial Accounting Standards Board's (FASB) Statement on Accounting Standards No. 115 was implemented during 1994. FASB's SAS 115 required that all securities classified as "Available for Sale" be adjusted to market value through the use of a valuation account and any unrealized (paper) gains or losses be run through the Stockholders' Equity section of the balance sheet. The effect of SAS 115 caused a decrease in Stockholders' Equity at December 31, 1999 of $619 thousand, net of the related deferred tax. As of December 31, 2000, the Corporation's security portfolio had $162 thousand in unrealized gains, net of deferred taxes. The Corporation notes that it does have the ability and intent to carry to maturity the existing $82.6 million of "available for sale" securities.


        COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND 1998

Total assets at December 31, 1999 totaled $358.3 million compared to $307.8 million at December 31, 1998. This 16.44% growth in assets was primarily due to the large volume of loans originated. Total loans increased 12.13% or $28.3 million over the comparable 1998 period. The security portfolio increased 37.86% to $70.8 million during 1999 as contrasted to the 1998 period. Total deposits increased to $306.2 million or 12.43% from 1998's level of $272.3 million. Stockholders' Equity increased 11.65% during 1999. The Financial Accounting Standards Board's (FASB) Statement on Accounting Standards No. 115 was implemented during 1994. FASB's SAS 115 required that all securities classified as "Available for Sale" be adjusted to market value through the use of a valuation account and any unrealized (paper) gains or losses be run through the Stockholders' Equity section of the balance sheet. The effect of SAS 115 caused a decrease in Stockholders' Equity at December 31, 1998 of $100 thousand, net of the related deferred tax. As of December 31, 1999, the Corporation's security portfolio had $619 thousand in unrealized losses, net of deferred taxes. The Corporation notes that it does have the ability and intent to carry to maturity the existing $70.8 million of "available for sale" securities.

                      COMPARISON OF SIGNIFICANT RATIOS AT
                          DECEMBER 31, 2000 AND 1999

Return on average assets increased to .78% for the year-ended December 31, 2000 as compared to .64% for the comparable 1999 period. The continued growth in assets, the absorption of the operational costs from the new branch openings, the costs and interest expense related to the trust preferred securities, and the addition of over 1.2 million to the allowance for loan loss account all had a significant impact to this performance ratio. Non Interest Income for the year 2000 increased by approximately 1.13 million over the prior year. Return on average equity increased from 11.13% at December 31, 1999 to 13.69% at year-end 1999. Average Stockholders' Equity to average assets remained at 5.71% at December 31, 2000. Non-performing loans to total loans decreased to .51% as of December 31, 2000 as compared to .63% for the comparable 1999 period. Allowance for loan losses as a percentage of total loans increased 6.32% to 1.01% at December 31, 2000.


        COMPARISON OF SIGNIFICANT RATIOS AT DECEMBER 31, 1999 AND 1998

Return on average assets increased to .64% for the year-ended December 31, 1999 as compared to .61% for the comparable 1998 period. The continued growth in assets, the absorption of the operational costs from the new branch openings, the costs and interest expense related to the trust preferred securities, and the addition of over 1.4 million to the allowance for loan loss account all had a significant impact to this performance ratio. Return on average equity increased from 10.06% at December 31, 1998 to 11.13% at year-end 1999. Average Stockholders' Equity to average assets declined to 5.71% at December 31, 1999 from 6.02% at December 31, 1998. Non-performing loans to total loans decreased to .63% as of December 31, 1999 as compared to .87% for the comparable 1998 period. Allowance for loan losses as a percentage of total loans increased 10.47% to .95% at December 31, 1999. The decrease in average Stockholders' Equity to average assets is primarily attributable to the enormous amount of growth which the Corporation sustained during 1999.

  COMPARISON OF PER SHARE DATA FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Net income per share, on a weighted average basis, increased 32.94% to $1.13 at December 31, 2000 as compared to $.85 for the comparable 1999 period. Book value per share of common stock increased by 18.03% to $9.17 per share as compared to $7.77 at December 31, 1999. The Corporation had approximately $162 thousand in unrealized gains as of December 31, 2000, net of deferred taxes, due to FASB's SAS 115 which affected the book value computation.


  COMPARISON OF PER SHARE DATA FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

Net income per share, on a weighted average basis, increased 18.1% to $.85 at December 31, 1999 as compared to $.72 for the comparable 1998 period. Book value per share of common stock increased by 6.0% to $7.77 per share as compared to $7.33 at December 31, 1998. The Corporation had approximately $619 thousand in unrealized losses as of December 31, 1999, net of deferred taxes, due to FASB's SAS 115 which affected the book value computation.

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31,200O

                                C O N T E N T S


                                                                         Page

INDEPENDENT AUDITOR'S REPORT                                               Fl

FINANCIAL STATEMENTS                                                       F2
 Consolidated Balance Sheets                                               F3
 Consolidated Statements of Income                                         F4
 Consolidated Statements of Changes in Stockholders' Equity                F5
 Consolidated Statements of Cash Flows                                 F6-F31
 Notes to Consolidated Financial Statements

                                                                         Page F1


                         INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Highlands Bankshares, Inc., and Subsidiaries
Abingdon, Virginia

     We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and Subsidiaries as of December 31, 2000, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Highlands Bankshares, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Highlands Bankshares, Inc. and Subsidiaries as of December 31, 2000, 1999 and 1998 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                CERTIFIED PUBLIC ACCOUNTANTS

1969 Lee Highway
Bristol, VA 24201
January 31, 2001

                                                                         Page F2


                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       December 31,2000, 1999 and 1998
                                (In thousands)


         ASSETS                                                          2000               1999               1998
                                                                  ----------------     ---------------    -------------
Cash and due from banks (Note 17)                                 $       12,510        $    13,988       $     9,324
Federal funds sold                                                         2,782                                1,670
                                                                  ----------------     ---------------    -------------
         Total Cash and Cash Equivalents                                  15,292             13,988            10,994

Investment securities available for sale (Note 2)                         82,632             70,798            51,355
Loans, net of provision for loan losses of $2,950,
  $2,494, and $2,008 in 2000, 1999, and 1998,
  respectively (Note 3 and 14)                                           288,947            259,184           231,363
Premises and equipment, net (Note 4)                                      12,454              9,425             8,270
Interest receivable                                                        2,965              2,155             1,875
Other assets (Notes 5 and 9)                                               2,922              2,798             3,907
                                                                  ----------------     ---------------    -------------
         Total Assets                                             $      405,212        $   358,348       $   307,764
                                                                  ================     ===============    =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 6)
  Noninterest bearing                                             $       45,343        $    39,504       $    36,187
  Interest bearing                                                       300,972            266,689           236,154
                                                                  ----------------     ---------------    -------------
         Total Deposits                                                  346,315            306,193           272,341
                                                                  ----------------     ---------------    -------------

Federal funds purchased                                                        -              3,187               503
Interest, taxes and other liabilities                                      3,545              2,461             2,378
Other short term borrowings (Note 7)                                       5,000              8,000                 -
Long-term debt (Note 8)                                                   18,669             10,599             6,763
Capital securities (Note 9)                                                7,500              7,500             7,500
                                                                  ----------------     ---------------    -------------
                                                                          34,714             31,747            17,144
                                                                  ----------------     ---------------    -------------

         Total Liabilities                                               381,029            337,940           289,485
                                                                  ----------------     ---------------    -------------
STOCKHOLDERS' EQUITY
  Common stock (Notes 11 and 13)                                           3,296              3,280             3,116
  Additional paid-in capital                                               5,952              5,768             5,265
  Retained Earnings                                                       14,773             11,979             9,998
  Accumulated other comprehensive income (loss)                              162               (619)             (100)
                                                                  ----------------     ---------------    -------------
         Total Stockholders' Equity                                       24,183             20,408            18,279
                                                                  ----------------     ---------------    -------------
         Total Liabilities and Stockholders' Equity               $      405,212        $   358,348       $   307,764
                                                                  ================     ===============    =============

 The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                         Page F3

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 2000, 1999 and 1998
                                (In thousands)

INTEREST INCOME                                                2000         1999       1998
                                                            ----------    --------   --------
  Loans receivable and fees on loans                        $   25,077    $ 21,873   $ 19,618
  Securities available for sale:
     Taxable                                                     4,691       3,667      2,902
     Tax-exempt                                                    527          66        155
  Federal funds sold                                               123          65        222
                                                            ----------    --------   --------
     Total Interest Income                                      30,418      25,671     22,897
                                                            ----------    --------   --------
INTEREST EXPENSE
  Deposits                                                      15,610      12,810     12,336
  Federal funds purchased                                           62          89         58
  Other borrowed funds                                           1,310         573        342
  Long-term1 debt                                                  718         695        665
                                                            ----------    --------   --------
     Total interest expense                                     17,700      14,167     13,401
                                                            ----------    --------   --------
     Net interest income                                        12,718      11,504      9,496

PROVISION FOR LOAN LOSSES                                        1,277       1,418      1,230
                                                            ----------    --------   --------
     Net interest income after provision for loan losses        11,441      10,086      8,266
                                                            ----------    --------   --------

NON-INTEREST INCOME
  Securities gains (losses), net                                   (95)        117        359
  Service charges on deposit accounts                            1,949         706        545
  Other service charges, commissions and fees                      490         344        324
  Other operating income, rents                                    136         186        139
                                                            ----------    --------   --------
     Total Non-Interest Income                                   2,480       1,353      1,367
                                                            ----------    --------   --------
NON-INTEREST EXPENSES
  Salaries and employee benefits (Note 12)                       5,220       4,417      3,785
  Occupancy expense of bank premises                               983         752        487
  Furniture and equipment expense                                  894         864        903
  Other operating expenses (Note 19)                             2,616       2,154      1,787
                                                            ----------    --------   --------
     Total Non-Interest Expenses                                 9,713       8,187      6,962
                                                            ----------    --------   --------
     Income Before Income Taxes                                  4,208       3,252      2,671

  Income Tax Expense (Note 5)                                    1,229       1,121        896
                                                            ----------    --------   --------
     Net Income                                             $    2,979    $  2,131   $  1,775
                                                            ==========    ========   ========
Earnings Per Common Share (Note 11)                         $     1.13    $   0.85   $   0.72
                                                            ==========    ========   ========
Earnings Per Common Share - assuming dilution               $     1.12    $   0.84   $   0.69
                                                            ==========    ========   ========

 The Notes to Consolidated Financial Statements are an integral part of these statements

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                         Page F4
                            CONSOLIDATED STATEMENTS
                      OF CHANGES IN STOCKHOLDERS' EQUlTY
                 Years Ended December 31, 2000, 1999 and 1998
                                (In thousands)

                                                                                               Accumulated
                                                                  Additional                     Other          Total
                                         Common Stock              Paid-in        Retained   Comprehensive   Stockholders'
                                         ------------
                                      Shares        Par Value      Capital        Earnings      Income1e         Equity
                                      ------        ---------      -------        --------      -------         ------
Balance, December 31, 1997             2,464        $   3,081     $   5,271       $  8,346   $       104     $   16,802
                                                                                                             ----------
Comprehensive income:
 Net income                                -                -             -          1,775             -          1,775
 Change in unrealized gain
  (loss) on securities available
  for sale, net of deferred
  income tax benefit of $105               -                -             -              -          (180)          (180)
 Less: reclassification adjustment
  net of income tax benefit of $8          -                -             -              -           (24)           (24)
                                                                                                             ----------
     Total comprehensive income            -                -             -              -             -          1,571
                                                                                                             ----------
 Common stock issued for
  stock options exercised                 28               35            (6)             -             -             29
 Cash dividend                             -                -             -           (123)            -           (123)
                                       -----        ---------     ---------       --------   -----------     ----------
Balance, December 31, 1998             2,492        $   3,116     $   5,265       $  9,998          (100)    $   18,279
                                                                                                             ----------
Comprehensive income:
 Net income                                -                -             -          2,131             -          2,131
 Change in unrealized gain
  (loss) on securities available
  for sale, net of deferred
  income tax benefit of $268               -                -             -              -          (508)          (508)
 Less: reclassification adjustment,
  net of income tax benefit of $4          -                -             -              -           (11)           (11)
                                                                                                             ----------
     Total comprehensive income            -                -             -              -             -          1,612
                                                                                                             ----------
 Common stock issued for
  stock options exercised                132              164           503              -             -            667
 Cash dividend                             -                -             -           (150)            -           (150)
                                       -----        ---------     ---------       --------   -----------     ----------
Balance, December 31, 1999             2,624        $   3,280     $   5,768       $ 11,979   $      (619)    $   20,408
                                                                                                             ----------
Comprehensive income:
 Net income                                -                -             -          2,979             -          2,979
 Change in unrealized gain
  (loss) on securities available
  for sale, net of deferred
  income tax expense of $402               -                -             -              -           878            878
 Less: reclassification adjustment,
  net of income tax benefit of $33         -                -             -              -           (97)           (97)
                                                                                                             ----------
     Total comprehensive income           -                -             -              -             -          3,760
                                                                                                             ----------
 Common stock issued for
  stock options exercised                 13               16           184              -             -            200
 Cash dividend                             -                -             -           (185)            -           (185)
                                       -----        ---------     ---------       --------   -----------     ----------
Balance, December 31, 2000             2,637        $   3,296     $   5,952       $ 14,773   $       162     $   24,183
                                       -----        ---------     ---------       --------   -----------     ----------

 The Notes to Consolidated Financial Statements are an integral part of these statements.

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F5
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2000, 1999 and 1998
                                (In thousands)

                                                           2000         1999           1998
                                                           ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                            $     2,979   $     2,131    $     1,775
  Adjustments to reconcile net income  to net cash
  provided by operating activities:
    Provision for loan losses                                1,277         1,418          1,230
    Provision for deferred income taxes                       (369)          253            120
    Depreciation and amortization                              774           663            529
    Net realized (gains) losses on available for sale           95          (117)          (359)
     securities
    Net amortization on securities                             184           330            540
    Increase in interest receivable                           (810)         (280)          (380)
    (Increase) decrease in other assets                       (174)        1,101         (1,196)
    Increase in interest, taxes and other
     liabilities                                             1,084            83            204
                                                       -----------   -----------    -----------
       Net Cash Provided by Operating Activities             5,040         5,582          2,463
                                                       -----------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities available for sale:
    Proceeds from ale of debt securities                     4,979         7,624         18,427
    Proceeds from maturities of debt securities             11,490        21,439         27,412
    Purchase of debt securities                            (27,399)      (49,505)       (55,721)
  Net increase in loans                                    (31,040)      (29,239)       (42,224)
  Premises and equipment expenditures                       (3,786)       (1,796)        (1,722)
                                                       -----------   -----------    -----------
       Net Cash Used in Investing Activities               (45,756)      (51,477)       (53,828)
                                                       -----------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in time deposits                             33,585        17,286         14,735
  Net increase in demand, savings and other deposits         6,537        16,566         20,960

  Increase (decrease) in federal funds purchased            (3,187)        2,684            503
  Proceeds from issuance of short-term borrowings            5,000         8,000              -
  Repayment of short-term borrowings                        (8,000)            -              -
  Proceeds from issuance of long-term debt                   8,250         4,000          6,125
  Repayment of long-term debt                                 (180)         (164)        (1,976)
  Proceeds from issuance of junior subordinated
   debt securities                                               -             -          7,500
  Capital securities issuance cost                               -             -           (319)
  Cash dividends paid                                         (185)         (150)          (123)
  Proceeds from exercise of common stock options                200           667             29
                                                       -----------   -----------    -----------
   Net Cash Provided by Financing Activities                42,020        48,889         47,434
                                                       -----------   -----------    -----------
   Net increase (decrease) in cash and cash equivalents      1,304         2,994         (3,931)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              13,988        10,994         14,925
                                                       -----------   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $    15,292   $    13,988    $    10,994
                                                       ===========   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF  NON-CASH
 TRANSACTIONS:

 Unrealized gain (loss) in value of securities
  available for sale (net of tax effects of
  $402, $(268), and  $(105), at December 31,
  2000, 1999, and 1998, respectively)                  $       781   $      (519)   $      (204)
                                                       ===========   ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
  Interest                                             $    17,306   $    13,346    $    13,280
                                                       ===========   ===========    ===========
  Income taxes                                         $     1,348   $     1,150    $       952
                                                       ===========   ===========    ===========

 The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                                         Page F6


                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)

Note 1.   Summary of Significant Accounting Policies

          Basis of Presentation and Consolidation
          ---------------------------------------

          The accompanying consolidated financial statements include the accounts of Highlands Bankshares, Inc., (the "Parent Company") and its wholly-owned subsidiaries, Highlands Union Bank (the "Bank") and Highlands Capital Trust I (the "Trust"). The statements also include Highlands Union Insurance Services, Inc., (the "Insurance Services"), a wholly-owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Highlands Bankshares, Inc. and Subsidiaries (the "Company") conform to generally accepted accounting principals and to predominate practices within the banking industry.

          Nature of Operations
          --------------------

          The Company operates in Abingdon, Virginia, and surrounding Southwest Virginia and Eastern Tennessee, under the laws of the Commonwealth of Virginia. The Company was organized December 29, 1995. Highlands Union Bank, its wholly-owned subsidiary, began banking operations on April 27, 1985. The Bank operates under a state bank charter and provides a full line of financial services to individuals and businesses. Their primary lending products include mortgage, consumer and commercial loans, and their primary deposit products are checking, savings, and certificates of deposit. Additionally, they broker various investment vehicles through their financial services department. As a state bank and a member of the Federal Reserve Bank of Richmond, the Bank is subject to regulation by the Virginia State Bureau of Financial Institutions, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank. Highlands Capital Trust I, a wholly-owned subsidiary became effective on January 14, 1998. The nature of the trust is described more fully in Note 9. Highlands Union Insurance Services, Inc., a wholly-owned subsidiary of the Bank became effective October 8, 1999. The entity will be used to sell insurance through Bankers Insurance LLC.

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

          Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses are recorded on the trade date and are determined on the basis of the amortized cost of specific securities sold. Realized gains or losses are included in earnings. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

                                          (Continued)

                                                                         Page F7

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)

Note 1.   Summary of Significant Accounting Policies (Continued)

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

          A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length

                                          (Continued)

                                                                         Page F8

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)

Note 1.   Summary of Significant Accounting Policies (Continued)

          Allowance for Loan Losses (Continued)
          -------------------------

          of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Interest income is recognized on impaired loans.

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

          In 2000 the Company purchased a branch of First Vantage Bank in Rogersville, Tennessee and paid an applicable deposit premium. The premium was recorded as Goodwill and is stated at cost less accumulated amortization. Amortization is computed on the straight-line method over 15 years.

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

                                          (Continued)

                                                                         Page F9

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)

 Note 1.  Summary of Significant Accounting Policies (Continued)

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

          Reclassification of Financial Statement Presentation
          ----------------------------------------------------

          Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 financial statement presentation. Such reclassifications had no effect on net income as previously reported.


Note 2.   Investment Securities Available For Sale

          Debt and equity securities have been classified in the consolidated statements of financial condition according to management's intent. The amortized cost and market value of securities available for sale are as follows:


                                                              2000
                              ------------------------------------------------------------------
                                                      Gross              Gross
                               Amortized           Unrealized          Unrealized       Fair
                                cost                  Gains              Losses         Value
                              -------------      --------------      -------------    ----------
U.S. Government agencies and
  corporations                   $   4,085       $        -             $     1       $   4,084
State and political
  subdivisions                      13,403              413                   -          13,816
Collateralized mortgage
  obligations                        1,421                -                  15           1,406
Mortgage back securities            61,094                -                  92          61,002
Other securities                     2,384                -                  60           2,324
                              -------------      --------------      -------------    ----------
                                 $  82,387       $      413             $   168       $  82,632
                              ============       ==============      =============    ==========

                                                              1999
                              ------------------------------------------------------------------
                                                    Gross             Gross
                                Amortized         Unrealized         Unrealized         Fair
                                  cost              Gains              Losses           Value
                              -------------      --------------      -------------    ----------
U.S. Government agencies and
  corporations                    $ 4,334         $    -             $    128          $   4,206
State and political subdivisions    2,473              -                  215              2,258
Collateralized mortgage
  obligations                      11,240             60                  130             11,170
Mortgage back securities           51,594             62                  557             51,099
Other securities                    2,095              -                   30              2,065
                              ------------       --------------      -------------    ----------
                                  $71,736         $  122             $  1,060          $  70,798
                              ============       ==============      =============    ==========

                                  (Continued)

                                                                        Page Fl0


                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000
                                (In thousands)


Note 2.   Investment Securities Available for Sale (Continued)


                                                                       1998
                                          ------------------------------------------------------------
                                                                Gross           Gross
                                            Amortized        Unrealized      Unrealized       Fair
                                             cost              Gains           Losses         Value
                                          -----------       -----------      ----------    -----------
         U.S. Government agencies
           corporations                    $ 3,250           $     14         $      -        $  3,264
         State and political subdivisions      754                  5                -             759
         Collateralized mortgage
           obligations                       7,886                 22                35          7,873
         Mortgage backed securities         38,288                 40               197         38,131
         Other securities                    1,328                  -                 -          1,328
                                          --------          ---------        ----------    -----------
                                           $51,506           $     81         $     232       $ 51,355
                                          ========          =========        ==========    ===========

          Investment securities available for sale with a carrying value of $7,072, $17,141, and $4,787 at December 31, 2000, 1999 and 1998
          respectively, and a market value of $7,516, $16,955, and $4,783 at December 31, 2000, 1999 and 1998 were pledged as collateral on public deposits and for other purposes as required or permitted by law.

          Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock with a carrying value of $1,829, $1,541 and $1,246 at December 31, 2000, 1999 and 1998, respectively are included in the caption "Other securities". These investments are considered to be restricted as the Company is required by FHLB and FRB to hold these investments, and the only market for this stock is the issuing agency.

          The amortized cost and estimated fair value of securities available for sale at December 31, 2000 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                 Approximate
                                                                   Amortized        Market
                                                                     cost            Value
                                                                   ---------    --------------
                      Due in one year or less                      $       -     $       -
                      Due after one year through five years            3,458         3,481
                      Due after five years through ten years           2,040         2,031
                      Due after ten years                             11,990        12,388
                                                                   ---------     ---------
                                                                      17,488        17,900

                      Mortgage-backed securities                      62,515        62,408
                      Other securities                                 2,384         2,324
                                                                   ---------     ---------
                                                                   $  82,387     $  82,632
                                                                   =========     =========

                                  (Continued)

                                                                        Page Fll

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 200O
                                (In thousands)


Note 2.   Investment Securities Available for Sale (Continued)

          For the years ended December 31, 2000, 1999 and 1998, proceeds from sale of securities were $4,979, $7,624 and $18,427, respectively. Gross realized gains and losses on investment securities available for sale were as follows:


                                                                    2000           1999             1998
                                                                  -------        --------         ---------
                        Realized gains                             $   2          $   117          $    369
                        Realized losses                            $ (97)         $    (0)         $    (10)
                        Tax (benefit) provision                    $ (32)         $    40          $    120

Note 3.   Loans

          The composition of net loans is  as follows:

                                                                      2000         1999             1998
                                                                 -----------     --------         ----------
                        Commercial                               $  36,541        $ 27,072         $  24,240
                        Real estate                                181,931         163,459           136,339
                        Installment                                 70,402          68,097            70,137
                        Other                                        3,214           3,215             2,821
                                                                 ---------       ---------        ----------
                                                                   292,088         261,843           233.537
                                                                 ---------       ---------        ----------
                        Deduct:
                        Unearned discount                                4               7                31
                        Allowance for loan losses                    2,950           2,494             2,008
                        Net deferred loan fees                         187             158               135
                                                                 ---------       ---------        ----------
                                                                     3,141           2,659             2,174
                                                                 ---------       ---------        ----------

                                                                 $ 288,947        $259,184         $ 231,363
                                                                 =========       =========        ==========

                        Activity in the allowance for loan losses is as follows:

                                                                    2000           1999              1998
                                                                 ---------       ---------        ----------
                        Balance, beginning                       $   2,494        $  2,008         $   1,636
                        Provision charged to operations              1,277           1,418             1,230
                        Loans charged to reserve                      (994)         (1,094)           (1,057)
                        Recoveries                                     173             162               199
                                                                 ---------       ---------        ----------

                        Balance, ending                          $   2,950        $  2,494         $   2,008
                                                                 =========       =========        ==========

                                  (Continued)

                                                                        Page F12

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)


Note 3.   Loans (Continued)

          The following is a summary of information pertaining to impaired loans:

                                                                            December 31
                                                                 ----------------------------------
                                                                   2000        1999           1998
                                                                 --------    --------     ---------
          Impaired loans without a
            valuation allowance                                  $    727    $  1,152     $   1,396
          Impaired loans with a valuation
            allowance                                                 202           -             -
                                                                 --------    --------     ---------
          Total impaired loans                                   $    929    $  1,152     $   1,396
                                                                 ========    ========     =========
          Valuation allowance related to
            impaired loans                                       $    202    $      -     $       -
                                                                 ========    ========     =========
          Average investment in
            impaired loans                                       $  1,109    $  1,111     $   1,011
                                                                 ========    ========     =========
          Interest income recognized
            on impaired loans                                    $      -    $      -     $       -
                                                                 ========    ========     =========

          No additional funds are committed to be advanced in connection with impaired loans.


Note 4.   Premises and Equipment

          Premises and equipment are comprised of the following:

                                                                    2000        1999          1998
                                                                 --------    --------     ---------
          Land                                                   $  4,120    $  2,391     $   1,870
          Bank premises                                             6,475       5,770         5,369
          Equipment                                                 4,391       3,719         2,954
                                                                 --------    --------     ---------
                                                                   14,986      11,880        10,193
          Less accumulated
            depreciation                                            3,326       2,569         1,928
                                                                 --------    --------     ---------
                                                                   11,660       9,311         8,265

          Construction in Progress                                    794         114             5
                                                                 --------    --------     ---------
                                                                 $ 12,454    $  9,425     $   8,270
                                                                 ========    ========     =========

          Depreciation expense was $757, $641, and $514 for 2000, 1999 and 1998, respectively.

          Construction in progress for 2000 consists of the costs for a banking branch in
          Boone, North Carolina.

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F13
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)


Note 5. Income Taxes

        The components of the net deferred tax asset, included in other assets, are as follows:

                                                              2000          1999           1998
                                                            --------      --------       --------
        Deferred tax assets:
        Allowance for loan loss                              $   735       $   626         $   532
        Deferred compensation                                      4             4              73
        Net unrealized loss on securities available
          for sale                                                 -           319              51
                                                             -------       -------         -------
                                                                 739           949             656
                                                             -------       -------         -------
        Deferred tax liability:
        Depreciation                                            (311)         (235)           (195)
        Net unrealized gain on securities available
          for sale                                               (83)           (0)             (0)
                                                             -------       -------         -------
                                                                (394)         (235)           (195)
                                                             -------       -------         -------

        Net deferred tax asset                               $   345       $   714         $   461
                                                             =======       =======         =======

        The components of income tax expense (benefit) related to continuing operations are as follows:

                                                              2000          1999           1998
                                                            --------      --------       --------
        Federal:
         Current                                            $  1,262       $ 1,107         $   911
         Deferred                                                (33)           14             (15)
                                                            --------       -------         -------
          Total                                             $  1,229       $ 1,121         $   896
                                                            ========       =======         =======

        The Bank's income tax expense differs from the statutory federal rate of 34% as follows:

                                                              2000          1999           1998
                                                            --------      --------       --------
        Statutory rate applied to
          earnings before income taxes                      $  1,431      $  1,106        $   908
        Tax exempt interest                                     (179)          (22)           (53)
        Other, net                                               (23)           37             41
                                                            --------      --------        -------
                                                            $  1,229      $  1,121        $   896
                                                            ========      ========        =======

                  HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F14
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)


Note 6. Deposits

        The composition of deposits is as follows:

                                                       2000          1999            1998
                                                     --------      --------        --------
        Noninterest bearing demand                   $ 45,343      $ 39,504        $ 36,187
        Interest bearing demand                        25,697        26,074          21,936
        Savings deposits                               45,826        44,751          35,640
        Time deposits, in amounts of
        $100,000 or more                               55,054        47,922          41,302
        Other time deposits                           174,395       147,942         137,276
                                                     --------      --------        --------
                                                     $346,315      $306,193        $272,341
                                                     ========      ========        ========

        The remaining maturities of time deposits at December 31, 2000 are as follows:

        2001                                           $168,541
        2002                                             39,596
        2003                                              9,640
        2004                                              4,604
        2005                                              6,119
        Thereafter                                          949
                                                       --------
                                                       $229,449
                                                       ========

Note 7. Other Short-Term Borrowings

        Other short-term borrowings in the balance sheet consist of Federal Home Loan Bank advances which are secured by a floating blanket lien on a specific class of mortgage loans of the Bank. These notes carry an interest rate of 6.17%.

Note 8. Long-Term Debt

        At December 31, Highlands Bankshares, Inc. and Subsidiaries had the following long-term debt agreements:

                                                       2000     1999     1998
                                                      ------   ------   ------
        Note payable Federal Home Loan Bank dated
        June 6, 1996 for $1,000 with an annual
        interest rate of 7.02%, due June 6, 2003.
        The note requires semi-annual installments
        of $71 plus interest. The loan is secured
        by a floating blanket lien on a specific
        class of mortgage loans of the Bank.          $  357   $ 500    $ 643

                                (Continued)

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F15
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)


Note 8. Long-Term Debt (Continued)

                                                       2000     1999     1998
                                                     -------  -------  -------

        Note payable Federal Home Loan Bank dated
        March 26, 1998 for $6,000 with an annual
        interest rate of 5.51%, due March 26,
        2008. The note requires quarterly interest
        payments and has an early conversion
        option at March 26, 2003. The loan is
        secured by a floating blanket lien on a
        specific class of mortgage loans of the
        Bank.                                        $ 6,000  $ 6,000  $ 6,000


        Note payable Federal Home Loan Bank dated
        August 13, 1999, for $4,000 with an annual
        interest rate of 6.385%, due August 13,
        2009. The note requires quarterly interest
        payments and has an early conversion
        option at August 13, 2004. The loan is
        secured by a floating blanket lien on a
        specific class of mortgage loans of the
        Bank.                                          4,000    4,000        -


        Note Payable to Federal Home Loan Bank
        dated March 3, 2000 for $8,000 with an
        annual interest rate of 6.28%, due March
        3, 2010. The note requires quarterly
        interest payments and has an early
        conversion option at March 3, 2002. The
        loan is secured by a floating blanket lien
        on a specific class of mortgage loans of
        the bank.                                      8,000        -        -


        Other notes payable resulting from seller-
        financing transactions for $375 with
        annual interest rates ranging from 8.0% to
        8.50%, and due dates ranging from 2003-
        2010. The notes require monthly
        installments of principal and interest of
        $6. The loans are secured by a first deed
        of trust on real estate.                     $   312  $    99  $   120
                                                     -------  -------  -------

        Total long-term debt                         $18,669  $10,599  $ 6,763
                                                     =======  =======  =======

                                  (Continued)

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F16
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In Thousands)


Note 8. Long-Term Debt (Continued)

        Principal maturities of long-term debt at December 31, 2000 are as follows:

        2001                                  $    184
        2002                                     8,190
        2003                                     6,115
        2004                                     4,023
        2005                                        24
        Thereafter                                 133
                                              --------
                                              $ 18,669
                                              ========

Note 9. Capital Securities

        On January 21, 1998, Highlands Capital Trust I, issued $7,500 of 9.25% Capital Securities which will mature on January 15, 2028. The principal asset of the Trust is $7,500 of the Parent Company's junior subordinated debt securities with like maturities and like interest rates to the Capital Securities. Additionally, the Trust has issued 9,000 shares of common securities to the Parent Company. The 9.25% Capital Securities had $7,500 outstanding at December 31, 2000, and an estimated fair value of $7,240. The related junior subordinated debt securities had an estimated fair value of $7,240.

        The Capital Securities, the assets of the Trust and the common securities issued by the Trust are redeemable in whole or in part on or after January 15, 2008, or at any time in whole but not in part from the date of issuance on the occurrence of certain events.

        The Capital Securities may be included in Tier I capital for regulatory capital adequacy determination purposes up to 25% of Tier I capital after its inclusion. The portion of the Capital Securities not considered as Tier I capital may be included in Tier II capital. Distributions to the holders of the Capital Securities are included in interest expense.

        The obligations of the Parent Company with respect to the issuance of the Capital Securities constitute a full and unconditional guarantee by the Parent Company of the Trust's obligations with respect to the Capital Securities.

        Subject to certain exceptions and limitations, the Parent Company may elect from time to time to defer interest payments on the junior subordinated debt securities, which would result in a deferral of distribution payments on the related Capital Securities.

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F17
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 200O
                                (In Thousands)


Note 10. Operating Leases

         The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining noncancelable terms in excess of one year as follows:

         Year ending December 31:

         2001                                         $   207
         2002                                             207
         2003                                             207
                                                      -------
         Total minimum payments required              $   621
                                                      =======

         Total operating lease expense was $337, $297 and $342 for December 31, 2000, 1999 and 1998 respectively.

         The Company owns several buildings for use by its subsidiaries and leases the remaining space. The following is a schedule by years of future minimum rental payments due to be received under operating leases that have initial or remaining noncancelable terms in excess of one year as follows:

         Year Ending December 31:

         2001                                         $   23
         2002                                              3
                                                      ------
         Total minimum payments required              $   26
                                                      ======

         Total operating lease income was $69, $122 and $90 for December 31, 2000, 1999 and 1998, respectively.


Note 11. Common Stock, Stock Split, and Earnings Per Common Share

         On April 22, 1999, the Board authorized a 2 for 1 stock split to be distributed to all shareholders of record as of April 1, 1999. As a result, authorized shares increased from 10,000,000 to 20,000,000 and par value decreased from $2.50 to $1.25 per share. Shares issued and outstanding at December 31, 2000, 1999 and 1998 were 2,632, 2,521 and 2,472, respectively. All references in the financial statements to number of shares, per share amounts and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

         Earnings per common share is computed using the weighted average outstanding shares as of December 31. Outstanding stock options (Note
         13) have a dilutive effect on earnings per share, and are determined using the treasury stock method.

                                  (Continued)

                                                                        Page F18

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 200O
                                (In thousands)


Note 11. Common Stock, Stock Split, and Earnings Per Common Share (Continued)

     The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

                                                                           2000
                                                   ----------------------------------------------------
                                                      Income             Shares              Per-Share
                                                    (Numerator)       (Denominator)            Amount
                                                   ------------      --------------         -----------
Basic Earnings per Common Share
 Income available to common stockholders              $ 2,979            2,632               $    1.13
                                                                                             =========
 Effect of Dilutive Stock options outstanding               -                23
                                                      -------           ------
Diluted Earnings per Common Share
 Income available to common
 stockholders plus assumed conversions                $ 2,979            2,655               $    1.12
                                                      =======           ======               =========

                                                                           1999
                                                   ----------------------------------------------------
                                                      Income             Shares              Per-Share
                                                   (Numerator)        (Denominator)           Amount
                                                   ----------------------------------------------------
Basic Earnings per Common Share
 Income available to common stockholders              $ 2,131            2,521               $    .85
                                                                                             ========
 Effect of Dilutive Stock options outstanding               -               21
                                                      =======           ======
Diluted Earnings per Common Share
 Income available to common
 stockholders plus assumed conversions                $ 2.131            2,542               $    .84
                                                      =======           ======               ========

                                                                           1998
                                                    --------------------------------------------------
                                                      Income             Shares              Per-Share
                                                    (Numerator)      (Denominator)            Amount
                                                    --------------------------------------------------
Basic Earnings per Common Share
 Income available to common stockholders              $ 1,775            2,472               $    .72
                                                                                             ========
 Effect of Dilutive Stock options outstanding               -               92
                                                      -------           ------
Diluted Earnings per Common Share
 Income available to common
 stockholders plus assumed conversions                $ 1,775            2,564               $    .69
                                                      =======           ======               ========

                                                                        Page F19

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 200O
                                (In thousands)


Note 12. Profit Sharing and Retirement Savings Plan

         The Bank has a 401(K) savings plan available to substantially all employees meeting minimum eligibility requirements. The Bank makes a 2% profit sharing contribution to all employees exclusive of employee contributions and employer matching. Employees may elect to make voluntary contributions to the plan up to 15% of their base pay. In addition to the 2% profit sharing contribution, the Bank matches 50% of the employee's initial 6% contribution; therefore, the maximum employer matching contribution per employee could be 3% of base pay. The cost of Bank contributions under the savings plan was $150, $137 and $115, in 2000, 1999 and 1998 respectively.


Note 13. Stock Option Plan

         In 1996, Highlands Bankshares, Inc., adopted a non-qualified stock incentive option plan, for key employees, officers, and directors and reserved 150,000 shares of common stock for issuance thereunder. The plan is identical to and replaced the plan previously adopted by Highlands Union Bank.

         The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Option exercise prices are determined by the Board of Directors based on recent open market sales, but shall not be less than the greater of the par value of such stock or 100% of the book value of such stock as shown by the Company's last published statement prior to granting of the option. Proceeds received upon exercise of options are credited to common stock, to the extent of par value of the related shares, and the balance is credited to surplus. Shares under options which are canceled are available for subsequent grant.

         The Company applies APB Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                  Years Ended December 31,
                                             ---------------------------------
                                               2000        1999         1998
                                             -------      -------      -------
     Net income               As reported    $ 2,979      $ 2,131      $ 1,775
                              Pro forma      $ 2,797      $ 1,875      $ 1,568

     Earnings per share       As reported    $  1.13      $   .85      $   .72
                              Pro forma      $  1.06      $   .74      $   .63

     Earnings per share -     As reported    $  1.12      $   .84      $   .69
     Assuming dilution        Pro forma      $  1.05      $   .74      $   .61

                                  (Continued)

                                                                        Page F20

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 200O
                                (In thousands)


Note 13. Stock Option Plan (Continued)

         The pro forma amount shown above reflects the options granted during the year discounted using the expected life, expected volatility and risk-free interest rates as shown below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         Years Ended December 31,
                                     -------------------------------
                                       2000       1999        1998
                                     --------   --------    --------
         Expected life               10 years   10 years    10 years
         Expected volatility         7.16%     61.73%       13.33%
         Risk-free interest rate     6.25%      6.1%         5.5%

         A summary of the status of the Company's option plan is presented below:

                                                2000                    1999                       1998
                                       --------------------    ---------------------     -----------------------
                                       Weighted                Weighted                  Weighted
                                       Average                 Average                   Average
                                       Exercise   Number of    Exercise   Number of      Exercise     Number of
                                        Price      Shares       Price       Shares        Price         Shares
                                       -------    ---------    -------    ----------     -------      ----------
     Options outstanding January 1     $14.76      69,122        7.64       174,685      $  4.60       155,586
     Granted                            23.50      25,300       19.00        26,650        15.15        47,500
     Exercised                          15.24     (13,148)       5.04      (132,213)        1.03       (28,401)
                                                  -------                  --------                    -------
     Options outstanding and
      exercisable at December 31       $17.40      81,274      $14.76        69,122      $  7.64       174,685
                                                  =======                  ========                    =======
     Weighted-average fair
      value of options granted
      during the year                  $23.50                  $19.00                    $ 15.15

     Information pertaining to options at December 31, 2000 is as follows:

                         Options Outstanding  and Exercisable
                       ----------------------------------------
                                       Weighted
                                        Average        Weighted
                                       Remaining       Average
        Range of          Number      Contractual      Exercise
     Exercise Prices   Outstanding       Life           Price
     ---------------   -----------    -----------     ---------
     $4.17 - $7.50       6,196        4.56 years     $  6.10
     11.50 - 15.50      33,849        7.33             14.16
     19.00 - 23.50      41,229        9.03             21.76
                       -------
     Outstanding at
      end of year       81,274        7.98 years     $ 17.40
                       =======

                                                                        Page F21

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)

Note 14. Commitments and Contingencies

     The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of their customers. Those financial instruments include commitments to extend credit and standby letters of credit of approximately $1,901, $1,088, and $859, unfunded commitments under lines of credit of $23,689, $19,067 and $16,655 and commitments to grant loans of $2,632, $458, and $1,325 for the years ended December 31, 2000, 1999 and 1998, respectively. These instruments contain various elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

     The Banks exposure to credit loss, in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations that they do for on-balance sheet instruments.

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

     The Bank has made arrangements with and has available from other corresponding banks, approximately $83,356 of unused lines of credit to fund any necessary cash requirements. The Bank has $23,357 of Federal Home Loan Bank advances outstanding as of December 31, 2000. A specific class of mortgage loans with a balance of $99,064 at December 31, 2000 were pledged to the FHLB as collateral.

                                                                        Page F22

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)


Note 15. Fair Values of Financial Instruments

     The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     Cash and Cash Equivalents
     -------------------------

     The carrying amount reported in the balance sheets for cash, short-term investments and federal funds sold approximates fair value.

     Securities Available for Sale
     -----------------------------

     Fair value for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the redemption provisions of those Banks.

     Loans
     -----

     The fair value of loans represent the amount at which the loans of the Bank could be exchanged on the open market, based upon the current lending rate for similar types of lending arrangements discounted over the remaining life of the loans.

     Deposits
     --------

     The fair value of deposits represent the amount at which the deposit liabilities of the Bank could be exchanged on the open market, based upon the incremental borrowing rate of the Bank for similar types of borrowing arrangements.

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

                                  (Continued)

                                                                        Page F23

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)

Note 15. Fair Values of Financial Instruments (Continued)

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

     The carrying amounts and fair values of the Company's financial instruments at December 31 were as follows:

                                           2000                   1999                     1998
                                ----------------------   ---------------------   ----------------------
                                 Carrying       Fair      Carrying     Fair       Carrying       Fair
                                  Amount        Value      Amount      Value       Amount        Value
                                -----------   --------   ---------   ---------   ---------     --------
Cash and cash equivalents         $  15,292  $  15,292   $  13,988   $  13,988   $  10,994   $   10,994
Securities available for sale        82,632     82,632      70,798      70,798      51,355       51,355
Loans, net                          288,947    286,306     259,184     257,737     231,363      234,290
Deposits                           (346,315)  (346,888)   (306,193)   (306,019)   (272,341)    (273,551)
Federal funds purchased                   -          -      (3,187)     (3,187)       (503)       ( 503)
Other short-term borrowings          (5,000)    (5,110)     (8,000)     (8,144)          -            -
Long-term debt                      (18,669)   (18,066)    (10,599)     (9,947)     (6,763)      (6,767)
Capital securities                   (7,500)    (7,240)     (7,500)    ( 7,511)     (7,500)      (7,923)

Note 16. Related Party Transactions

     In the normal course of business, the Bank has made loans to its directors and officers and their affiliates. All loans and commitments made to such officers and directors and to companies in which they are officers or have significant ownership interest have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The activity of such loans are approximately as follows:

                               2000           1999        1998
                             -------       --------     --------

Balance, beginning           $ 7,767       $  6,657     $  5,766
Additions                      3,839          4,698        3,652
Reductions                    (3,327)        (3,588)      (2,761)
                             -------       --------     --------
Balance, ending              $ 8,279       $  7,767     $  6,657
                             =======       ========     ========
Unused Commitments           $   555       $    315     $    410
                             =======       ========     ========

Deposits from related parties held by the Bank at December 31, 2000 were $2,354.

                                                                        Page F24

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)

Note 17. Restrictions on Cash

     The Bank is required to maintain reserve balances in cash with the Federal Reserve Bank. The total of those reserve balances at December 31, 2000, 1999 and 1998 were $2,763, $2,109 and $1,239, respectively.

Note 18. Undivided Profits and Capital

     Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, the Company could have declared dividends of $5,064, $4,256 and $2,939 in 2000, 1999 and 1998 respectively. The Company paid dividends of $184, $150 and $123 or $.07 per share, $.06 per share and $.05 per share in 2000, 1999 and 1998, respectively.

     The Company and the Bank are subject to various regulatory capital requirements administered by its primary regulator, the Federal Reserve Bank of Richmond. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Company and Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined). Management believes, as of December 31,2000, 1999, and 1998, that the Company and the Bank met all the capital adequacy requirements to which they are subject.

     Based on the Federal Reserve Bank's regulatory framework for prompt corrective action, the Company and Bank are considered to be well capitalized for all required ratios. To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based capital to risk-weighted assets, Tier I capital to risk-weighted assets, and Tier I capital to adjusted total assets ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Company's category.

                                  (Continued)

                                                                        Page F25

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 200O
                                (In thousands)



Note 18. Undivided Profits and Capital (Continued)

         The Company's actual and required capital amounts and ratios are as follows:

                                                                                             To be Well Capitalized
                                                                                                Under the Prompt
                                                                          For Capital           Corrective Action
                                                    Actual            Adequacy Purposes             Provisions
                                             ------------------      -------------------     ----------------------
                                             Amount       Ratio       Amount       Ratio      Amount         Ratio
                                             ------       -----      -------       -----     --------       -------
As of December 31, 200O:
  Total Risk-Base Capital
   (to Risk-Weighted Assets)                 $34,116      12.38%     $  12,907      8.0%     $ 27,384         10.0%
  Tier I Capital
   (to Risk-Weighted Assets)                  31,167      11.31%        10,954      4.0%       16,430          4.0%
  Tier I Capital
   (to Adjusted Total Assets)                 31,167       7.32%        17,026      4.0%       21,283          5.0%

As of December 31, 1999:
  Total Risk-Base Capital
   (to Risk-Weighted Assets)                 $31,015      12.88%     $  19,265      8.0%     $ 24,081         10.0%
  Tier I Capital
   (to Risk-Weighted Assets)                  28,036      11.64%         9,632      4.0%       14,449          6.0%
  Tier I Capital
   (to Adjusted Total Assets)                 28,036       7.88%        14,236      4.0%       17,795          5.0%

As of December 31, 1998:
  Total Risk-Base Capital
   (to Risk-Weighted Assets)                 $27,887      12.79%     $  17,447      8.0%      $21,808         10.0%
  Tier I Capital
   (to Risk-Weighted Assets)                  24,505      11.24%         8,723      4.0%       13,085          6.0%
  Tier I Capital
   (to Adjusted Total Assets)                 24,505       8.09%        12,112      4.0%       15,140          5.0%

                                  (Continued)

                                                                        Page F26
                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)


Note 18. Undivided Profits and Capital (Continued)

         The Bank's actual and required capital amounts and ratios are as follows:

                                                                                     To be Well Capitalized
                                                                                        under the Prompt
                                                                  For Capital           Corrective Action
                                               Actual          Adequacy Purposes             Provisions
                                        ------------------   ---------------------     --------------------
                                         Amount     Ratio     Amount        Ratio       Amount       Ratio
                                        --------   -------   --------      -------     --------     -------
As of December 31, 200O:
  Total Risk-Based Capital
   (to Risk-Weighted Assets)            $ 28,098    10.40%   $ 21,623        8.0%      $ 27,029       10.0%
  Tier I Capital
   (to Risk-Weighted Assets)              25,167     9.31%     10,812        4.0%        16,217        6.0%
  Tier 1 Capital
   (to Adjusted Total Assets)             25,167     6.37%     15,083        4.0%        19,753        5.0%

As of December 31, 1999:
  Total Risk-Based Capital
   (to Risk-Weighted Assets)            $ 24,898    10.49%   $ 18,995        8.0 %     $ 24,744       10.0%
  Tier I Capital
   (to Risk-Weighted Assets)              22,410     9.44%      9,498        4.0%        14,247        6.0%
  Tier I Capital
   (to Adjusted TotalAssets)              22,410     6.40%     14,010        4.0%        17,512        5.0%

As of December 31, 1998:
  Total Risk-Based Capital
   (to Risk-Weighted Assets)            $ 21,241    10.15%  $  17,232        8.0%      $ 21,054       10.0%
  Tier I Capital
   (to Risk-Weighted Assets)              19,865     9.22%      8,616        4.0%        12,924        6.0%
  Tier I Capital
   (to Adjusted Total Assets)             19,865     6.69%     11,875        4.0%        14,844        5.0%

Note 19. Other Operating Expenses

         Other operating expenses that exceed 1% of the total of interest income and other income presented separately consist of the following:

                                              2000          1999          1998
                                            --------      --------      --------
         Postage and freight                $    305      $    322      $    287
                                            ========      ========      ========

                                                                        Page F27

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)


Note 20. Condensed Parent Company Financial Statements

     The condensed financial statements below relate to Highlands Bankshares, Inc., as of December 31, 2000, 1999 and 1998 and for the years then ended. Equity in undistributed earnings of subsidiary includes the change in unrealized gains or losses on securities, net of tax.

     CONDENSED BALANCE SHEETS
     ------------------------

                                                         2000        1999        1998
                                                       -------     -------     -------
     ASSETS
      Cash                                             $   551     $   887     $   202
      Investment securities available
       for sale                                            151       1,059       2,480
      Loans, net of allowance for loan losses
       of $18 and $6 in 2000 and 1999, respectively      3,728       2,552           -
      Federal funds sold                                     -           -       1,670
      Investment in subsidiaries                        25,624      21,794      19,772
      Premises and equipment, net                        1,394       1,381       1,402
      Other assets                                         383         381         406
                                                       -------     -------     -------
        Total Assets                                   $31,831     $28,054     $25,932
                                                       =======     =======     =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
      Interest, taxes and other
       liabilities                                     $   148     $   146     $   153
      Capital securities                                 7,500       7,500       7,500
                                                       -------     -------     -------
        Total Liabilities                                7,648       7,646       7,653
                                                       -------     -------     -------
     STOCKHOLDERS' EQUITY
      Common stock                                       3,296       3,280       3,116
      Additional paid-in capital                         5,952       5,768       5,265
      Retained earnings                                 14,935      11,363       9,904
      Accumulated other comprehensive income (loss)          -          (3)         (6)
                                                       -------     -------     -------

        Total Stockholders' Equity                      24,183      20,408      18,279
                                                       -------     -------     -------

        Total Liabilities and
        Stockholders' Equity                           $31,831     $28,054     $25,932
                                                       =======     =======     =======

                                  (Continued)

                                                                        Page F28

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2000
                                (In thousands)


Note 20. Condensed Parent Company Financial Statements (Continued)

         CONDENSED STATEMENTS OF INCOME
         ------------------------------

                                                                 2000        1999        1998
                                                               --------    --------    --------
         Dividends from Subsidiary                             $    300    $      -    $      -
         Interest income                                            314         264         214
         Other income                                               154         163         159
         Long-term debt interest expense                              -           -          (9)
         Capital securities expense                                (696)       (685)       (672)
         Operating expense                                         (146)       (155)        (68)
                                                               --------    --------    --------
                                                                    (74)       (413)       (376)

         Income tax benefit                                          25         140         128
         Equity in undistributed earnings of subsidiary           3,806       1,882       1,723
                                                               --------    --------    --------
         Net income                                            $  3,757    $  1,609    $  1,475
                                                               ========    ========    ========

                                  (Continued)

                                                                        Page F29

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)

Note 20. Condensed Parent Company Financial Statements (Continued)

         CONDENSED STATEMENTS OF CASH FLOWS
         ----------------------------------

                                                                      2000          1999         1998
                                                                    --------      --------     --------
         CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                $  3,757      $  1,609     $  1,475
          Adjustments to reconcile net income to
          net cash provided by operating activities:
            Allowance for loan losses                                     12             6            -
            Depreciation and amortization                                 40            47           42
            Provision for deferred income taxes                            7            (1)          (3)
            Equity in undistributed earnings of subsidiary            (3,806)       (1,882)      (1,723)
            Net amortization on securities                                 2            20           25
            (Increase) decrease in other assets                          (45)          (93)        (110)
            Increase (decrease) in other liabilities                       2            (6)         130
                                                                    --------      --------     --------

            Net cash used in operating activities                        (31)         (300)        (164)
                                                                    --------      --------     --------

         CASH FLOWS FROM INVESTING ACTIVITIES:
          Securities available for sale:
            Proceeds from sale of securities                             819             -            -
            Proceeds from maturities of securities                        91         1,360        1,072
            Purchase of securities                                         -             -       (3,586)
          Net (increase) decrease in federal funds sold                    -         1,670       (1,670)
          Net increase in loans                                       (1,188)       (2,558)           -
          Premises and equipment expenditures                            (42)           (4)        (152)
                                                                    --------      --------     --------

            Net cash provided by (used in)
             investing activities                                       (320)          468       (4,336)
                                                                    --------      --------     --------

         CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of long-term debt                                      -             -         (886)
          Proceeds from issuance of junior subordinated-
           debt securities                                                 -             -        7,500
          Capital securities issuance cost                                 -             -         (319)
          Cash dividends paid                                           (185)         (150)        (123)
          Proceeds from issuance of common stock                         200           667           29
          Purchase of subsidiary stock                                     -             -       (1,500)
                                                                    --------      --------     --------

           Net cash provided by financing activities                      15           517        4,701
                                                                    --------      --------     --------

           Net increase (decrease) in cash and cash
            equivalents                                                 (336)          685          201

         CASH AND CASH EQUIVALENTS
          AT BEGINNING OF YEAR                                           887           202            1
                                                                    --------      --------     --------

         CASH AND CASH EQUIVALENTS
          AT END OF YEAR                                            $    551      $    887     $    202
                                                                    ========      ========     ========

                                  (Continued)

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F30
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)


Note 21. Quarterly Data (Unaudited)

                                                                         2000
                                                   ------------------------------------------------
                                                   March 31       June 30       Sept 30      Dec 31
                                                   --------       -------       -------     -------
Interest Income                                    $  6,975       $ 7,425       $ 7,830     $ 8,188
Interest Expense                                     (3,921)       (4,253)       (4,643)     (4,883)
                                                   --------       -------       -------     -------

Net interest income                                   3,054         3,172         3,187       3,305
Provision for loan losses                              (362)         (314)         (297)       (304)
                                                   --------       -------       -------     -------
Net interest income after provision for
 possible loan losses                                 2,692         2,858         2,890       3,001
Other income                                            473           635           662         710
Other expenses                                       (2,227)       (2,335)       (2,465)     (2,686)
                                                   --------       -------       -------     -------

Income before income taxes                              938         1,158         1,087       1,025
Income taxes                                           (300)         (342)         (321)       (266)
                                                   --------       -------       -------     -------

Net income                                         $    638       $   816       $   766     $   759
                                                   ========       =======       =======     =======

Earnings per common share:
 Basic                                             $    .24       $   .31       $   .29     $   .30
                                                   ========       =======       =======     =======
 Diluted                                           $    .24       $   .31       $   .27     $   .29
                                                   ========       =======       =======     =======

                                                                        1999
                                                   ------------------------------------------------
                                                   March 31       June 30       Sept 30      Dec 31
                                                   --------       -------       -------     -------
Interest Income                                    $  6,044       $ 6,228       $ 6,579     $ 6,820
Interest Expense                                     (3,317)       (3,444)       (3,619)     (3,787)
                                                   --------       -------       -------     -------

Net interest income                                   2,727         2,784         2,960       3,033
Provision for loan losses                              (369)         (327)         (415)       (307)
                                                   --------       -------       -------     -------
Net interest income after provision for
 possible loan losses                                 2,358         2,457         2,545       2,726
Other income                                            313           337           439         264
Other expenses                                       (1,966)       (2,045)       (2,053)     (2,123)
                                                   --------       -------       -------     -------

Income before income taxes                              705           749           931         867
Income taxes                                           (239)         (250)         (307)       (325)
                                                   --------       -------       -------     -------

Net income                                         $    466       $   499       $   624     $   542
                                                   ========       =======       =======     =======

Earnings per common share:
 Basic                                             $    .18       $   .20       $   .25     $   .21
                                                   ========       =======       =======     =======
 Diluted                                           $    .17       $   .19       $   .23     $   .20
                                                   ========       =======       =======     =======

                                  (Continued)

                 HIGHLANDS BANKSHARES, INC., AND SUBSIDIARIES
                                                                        Page F31
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                (In thousands)


Note 21. Quarterly Data (Unaudited) (Continued)

                                                                         1998
                                                   ------------------------------------------------
                                                   March 31       June 30       Sept 30      Dec 31
                                                   --------       -------       -------     -------
Interest Income                                    $  5,331       $ 5,684       $ 5,890     $ 5,992
Interest Expense                                     (3,127)       (3,393)       (3,467)     (3,414)
                                                   --------       -------       -------     -------

Net interest income                                   2,204         2,291         2,423       2,578
Provision for loan losses                              (302)         (303)         (351)       (274)
                                                   --------       -------       -------     -------
Net interest income after provision for
 possible loan losses                                 1,902         1,988         2,072       2,304
Other income                                            283           259           371         454
Other expenses                                       (1,583)       (1,638)       (1,812)     (1,929)
                                                   --------       -------       -------     -------

Income before income taxes                              602           609           631         829
Income taxes                                           (201)         (208)         (181)       (306)
                                                   --------       -------       -------     -------

Net income                                         $    401       $   401       $   450     $   523
                                                   ========       =======       =======     =======

Earnings per common share:
 Basic                                             $    .16       $   .17       $   .18     $   .21
                                                   ========       =======       =======     =======
 Diluted                                           $    .15       $   .17       $   .17     $   .20
                                                   ========       =======       =======     =======

                          HIGHLANDS BANKSHARES, INC.
                                       &
                             HIGHLANDS UNION BANK

                              BOARD OF DIRECTORS

                                J.D. Morefield
                                   Chairman


J. Carter Lambert                       Dr. James D. Moore, Jr.
Vice Chairman                           President

William E. Chaffin                      E. Craig Kendrick
Clydes B. Kiser                         Charles P. Olinger
William J. Singleton                    Dr. H. Ramsey White, Jr., DDS



                   Additional Highlands Union Bank Directors

Samuel L. Neese                         James T. Riffe
Executive V.P. & CEO                    Executive V.P. & COO

                          HIGHLANDS BANKSHARES, INC.
                                       &
                             HIGHLANDS UNION BANK


                               BOARD COMMITTEES


Loan Committee             Audit Committee          Investment Committee
--------------             ---------------          --------------------
William E. Chaffin         E. Craig Kendrick        J.D. Morefield
J.D. Morefield             J. Carter Lambert        James D. Moore, Jr.
James D. Moore, Jr.        Charles P. Olinger       Charles P. Olinger
Charles P. Olinger         H. Ramsey White, Jr.
H. Ramsey White, Jr.       William E. Chaffin
                           William J. Singleton

Personnel/Compensation    Appraisal Committee       Building Committee
----------------------    -------------------       ------------------
Clydes B. Kiser           E. Craig Kendrick         E. Craig Kendrick
J. Carter Lambert         J.D. Morefield            Clydes B. Kiser
J.D. Morefield            J. Carter Lambert         J.D. Morefield
Charles P. Olinger        Samuel L. Neese           James D. Moore, Jr.
H. Ramsey White, Jr.      C.B. Hale                 William E. Chaffin
                          William J. Singleton


                          HIGHLANDS BANKSHARES, INC.
                                   OFFICERS

Dr. James D. Moore, Jr.    Samuel L. Neese             James T. Riffe
President                  Executive Vice President,   Executive Vice President,
                           Chief Executive Officer     Chief Operating Officer

Gary L. Dutton             Robert M. Little, Jr.       James R. Edmondson
Senior Vice President,     Secretary & Controller      Assistant Controller
Senior Loan Officer

W. Clark Hutton            Melinda S. Bishop           Monica M. Anderson
Senior Vice President,     Senior Internal Auditor     Internal Auditor
Credit Review Officer

                             HIGHLANDS UNION BANK
                                   OFFICERS

                           James D. Moore, Jr., M.D.
                                   President

     Samuel L. Neese                                  James T. Riffe
     Executive Vice President,                        Executive Vice President,
     Chief Executive Officer                          Chief Operations Officer

C. B. Hale                      Business Development Officer, CRA Outreach Officer
W. Clark Hutton                 Senior Vice President, Credit Review Officer
Gary L. Dutton                  Senior Vice President, Senior Loan Officer
C. Wayne Perry                  Vice President, Branch Administrator, Compliance Officer, CRA Officer
Tim L. Robinson                 Vice President, Senior Loan Officer City of Bristol
Robert M. Little, Jr.           Controller, Stock Registrar
James R. Edmondson              Vice President, Accounting
James Anderson                  Vice President, Branch Manager
Ron W. Dickenson                Vice President, Commercial Loan Officer
Christine S. Eldreth            Vice President, Manager of Commercial Loan Operations
Edward T. Farmer                Vice President, Operations Officer, P. C. Coordinator
Curtis B. Fleenor               Vice President, Manager of Main Office Consumer Lending
Charles E. Holmes               Vice President, Mortgage Loan Officer
C. Bryan Lawson                 Manager Financial Services, Financial Services Officer
Beth A. Morefield               Vice President, Dealer Finance Manager
M. Suleen Reeder                Vice President, Mortgage Loan Officer, Manager of Mortgage Loan Operations
David O. Rhea                   Vice President, Commercial Loan Officer
Darlene M. Rose                 Vice President, Manager of Consumer Loan Operations
Marie F. Shy                    Vice President, Branch Manager, Training Officer
Malinda W. Pickett              Vice President, Branch Manager
Mark B. Redman                  Vice President, Branch Manager, Assistant Bank Security Officer
Karen White                     Human Resources Officer
Monica M. Anderson              Internal Auditor
Christopher Arquette            Assistant Vice President / Loan Officer
Melinda S. Bishop               Senior Internal Auditor
Janice M. Eldreth               Assistant Vice President, Assistant Operations Officer
Mark W. Farris                  Assistant Vice President, Loan Officer
Robin G. Frost                  Assistant Vice President, Branch Manager
Jon Hermes                      Assistant Vice President, Branch Manager
Cathy L. Holley                 Assistant Vice President, Mortgage Loan Operations Officer
Robert M. Howard                Bank Security Officer and Facilities Manager
Wayne M. Largen                 Assistant Vice President, Branch Manager
Donna Layne                     Assistant Vice President, Assistant Branch Manager
Edna M. Moore                   Assistant Vice President, Mortgage Loan Officer, Manager
                                Secondary Market Mortgages
Tina L. Puckett                 Branch Officer / Main and West Abingdon Branches
Mary Jane Robinson              Assistant Vice President, Student Loan Officer
Beverly A. Sharrett             Assistant Vice President, Assistant Branch Manager,
                                Consumer Loan Officer
William Kirk Sproles, Jr.       Consumer Loan Officer
Rhonda Starkey                  Collections Officer, Collections Supervisor
Beth W. Stone                   Assistant Branch Manager, Consumer Loan Officer
Sally G. Stringer               Electronic Banking Officer
Brenda D. Williams              Assistant Vice President, Dealer Loan Officer
Beverly R. Woods                Consumer Loan Officer, Credit Card Supervisor
Jo Ann Vincill                  Business Development Officer
Linda Younce                    Branch Operations Supervisor / Consumer Loan Officer