Form 10-Q
period 2001-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2001-05-14
CIK 1008579

Form 10-Q

                       SECURITIES AND EXCHANGE C0MMISSION
                                    WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2001

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

                             Common Stock: 2,637,544

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION                                         REFERENCE


     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               March 31, 2001 and December 31, 2000 .......................... 3

          Consolidated Statement of Income
               for the Three Months Ended
               March 31, 2001 and 2000 ....................................... 4

          Consolidated Statement of Cash Flows
               for the Three Months Ended
               March 31, 2001 and 2000 ....................................... 5

          Consolidated Statements of Changes in
                Stockholders' Equity for the Three
                Months Ended March 31, 2001 and 2000 ......................... 6

     Item 2 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations ................................................ 7-9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ............................................. 10

     Item 2.  Changes in Securities ......................................... 10

     Item 3.  Defaults Upon Senior Securities ............................... 10

     Item 4.  Submission of Matters to a Vote of
              Security Holders .............................................. 10

     Item 5.  Other Information ............................................. 10

     Item 6.  Exhibits and Reports on Form 8-K .............................. 10

SIGNATURES .................................................................. 11

Accountant's Report ......................................................... 12

                                                       Part 1. Item 1. -- Financial Information
                                                              Consolidated Balance Sheets
                                                                      unaudited
                                                                   (in thousands)
                                                                                            March 31,              December 31,
              ASSETS                                                                          2001                     2000

Cash and due from banks                                                                       8,700                    12,510
Federal funds sold                                                                            6,665                     2,782
                                                                                         ----------                 ---------

              Total Cash and Cash Equivalents                                                15,365                    15,292

Investment Securities available for sale                                                     83,933                    82,632
(amortized cost 83,251 as of March 31, 2001,
 82,387 as of December 31, 2000)
Loans, net of allowance for loan losses of  3,047
March 31, 2001, 2,950 December 31, 2000)                                                    298,998                   288,947
Premises and Equipment, net                                                                  12,760                    12,454
Interest Receivable                                                                           2,991                     2,965
Other Assets                                                                                  3,258                     2,922
                                                                                         ----------                 ---------

              Total Assets                                                                $ 417,305                 $ 405,212
                                                                                         ==========                 =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
              Noninterest bearing                                                          $ 48,750                  $ 45,343
              Interest bearing                                                              308,582                   300,972
                                                                                         ----------                 ---------

              Total Deposits                                                                357,332                   346,315
                                                                                         ----------                 ---------

Federal funds purchased                                                                           -                         -
Interest, taxes and other liabilities                                                         3,810                     3,545
Other short term borrowings                                                                  13,000                     5,000
Long-term debt                                                                               10,659                    18,669
Capital Securities                                                                            7,500                     7,500
                                                                                         ----------                 ---------
                                                                                             34,969                    34,714
                                                                                         ----------                 ---------

              Total Liabilities                                                             392,301                   381,029
                                                                                         ----------                 ---------

              STOCKHOLDERS' EQUITY

Common Stock                                                                                  3,297                     3,296
Additional paid-in capital                                                                    5,962                     5,952
Retained Earnings                                                                            15,295                    14,773
Accumulated other comprehensive income (loss)                                                   450                       162
                                                                                         ----------                 ---------

              Total Stockholders' Equity                                                     25,004                    24,183
                                                                                         ----------                 ---------

              Total Liabilities and Stockholders' Equity                                  $ 417,305                 $ 405,212
                                                                                         ==========                 =========


See accompanying notes to Consolidated Financial Statements and Accountant's Report

                                             Part 1. ITEM 1. - FINANCIAL INFORMATION

                                                CONSOLIDATED STATEMENTS OF INCOME
                                                            unaudited
                                                          (In thousands)
                                                                                   March 31,                March 31,
 INTEREST INCOME                                                                     2001                     2000
                                                                                     ----                     ----
      Loans receivable and fees on loans                                           $ 6,888                  $ 5,781
      Securities available for sale
            Taxable                                                                  1,116                    1,120
            Exempt from taxable income                                                 205                       59
      Federal funds sold                                                                97                       15
                                                                                   -------                  -------
            Total Interest Income                                                    8,306                    6,975
                                                                                   -------                  -------

 INTEREST EXPENSE
     Deposits                                                                        4,380                    3,483
     Federal funds purchased                                                             -                       20
     Other borrowed funds                                                              538                      418
                                                                                   -------                  -------

           Total interest expense                                                    4,918                    3,921
                                                                                   -------                  -------

           Net interest income                                                       3,388                    3,054

 ALLOWANCE FOR LOAN LOSSES                                                             430                      362
                                                                                   -------                  -------

           Net interest income after allowance for loan losses                       2,958                    2,692
                                                                                   -------                  -------

 NON-INTEREST INCOME
      Securities gains (losses), net                                                   152                      (96)
      Service charges on deposit accounts                                              499                      424
      Other service charges, commissions and fees                                      120                      100
      Other operating income, rents                                                     20                       45
                                                                                   -------                  -------
             Total Non-Interest Income                                                 791                      473
                                                                                   -------                  -------

 NON-INTEREST EXPENSES
      Salaries and employee benefits                                                 1,509                    1,200
      Occupancy expense of bank premises                                               141                      101
      Furniture and equipment expense                                                  366                      343
      Other operating expenses                                                         720                      583
                                                                                   -------                  -------
             Total Non-Interest Expenses                                             2,736                    2,227
                                                                                   -------                  -------
             Income Before Income Taxes                                              1,013                      938

      Income Tax Expense                                                               280                      300
                                                                                   -------                  -------

             Net Income                                                              $ 733                    $ 638
                                                                                   =======                  =======

 Basic Earnings Per Common Share  Weighted Average
   Number of Shares Outstanding - 2,637,508                                         $ 0.28                   $ 0.24
                                                                                   =======                  =======

 Earnings Per Common Share - assuming dilution of unexercised
   options - 80,574                                                                 $ 0.27                   $ 0.24
                                                                                   =======                  =======

See accompanying notes to Consolidated Financial Statements and Accountant's report

                                                       Part 1. ITEM 1. - FINANCIAL INFORMATION

                                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                      unaudited
                                                                    (In thousands)

                                                                                                   Accumulated
                                              Common Stock             Additional                     Other             Total
                                         -----------------------        Paid-in       Retained    Comprehensive     Stockholders'
                                         Shares        Par Value        Capital       Earnings        Income            Equity
                                         ------        ---------        -------       --------        ------            ------
 Balance, December 31, 1999              2,624          $ 3,280         $ 5,768      $ 11,979          $ (619)         $ 20,408


 Comprehensive income:
      Net income                             -                -               -           638               -               638
      Change in unrealized gain
        (loss) on securities available
        for sale, net of deferred
        income tax benefit of $ 186          -                -               -             -            (344)             (344)
   Less: reclassification adjustment         -                -               -             -             (17)              (17)
                                                                                                                        -------

          Total comprehensive income         -                -               -             -               -               277
                                                                                                                        -------

      Common stock issued for
         stock options exercised, net        5                7              81             -               -                88
       Cash dividend                         -                -               -          (184)              -               (184)
                                        ------          -------         --------     --------          -------        ----------

 Balance, March 31, 2000                  2629          $ 3,287         $ 5,849      $ 12,433          $ (980)         $ 20,589
                                        ======          =======         =======      ========          =======         ========

 Balance, December 31, 2000              2,637          $ 3,296         $ 5,952      $ 14,773          $   162         $ 24,183

 Comprehensive income:
      Net income                             -                -               -           733               -               733
      Change in unrealized gain
        (loss) on securities available
        for sale, net of deferred
        income tax expense of $ 148          -                -               -             -             287               287
   Less: reclassification adjustment         -                -               -             -               1                 1
                                                                                                                       --------

          Total comprehensive income         -                -               -             -               -             1,021
                                                                                                                       --------

      Common stock issued for
         stock options exercised, net        1                1              10             -               -                11
      Cash dividend                          -                -               -          (211)              -              (211)
                                        ------         --------        --------      --------          ------          --------

 Balance, March 31, 2001                 2,638          $ 3,297         $ 5,962      $ 15,295           $ 450          $ 25,004
                                       =======          =======         =======      ========          =======         ========

See accompanying notes to Consolidated Financial Statements and Accountant's report.

                                                 Part 1. ITEM 1. - FINANCIAL INFORMATION

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                unaudited
                                                              (In thousands)
                                                                                           Three months               Three months
                                                                                          ended March 31,           ended March 31,
                                                                                               2001                      2000
                                                                                               ----                      ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                             $    733                   $   638
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Allowances for loan losses                                                             430                       362
           Depreciation and amortization                                                          212                       184
           Net realized (gains) losses on available for sale securities                          (152)                       96
           Net amortization on securities                                                         (22)                        9
           Amortization of Capital Issue costs                                                      3                         3
           Increase in interest receivable                                                        (26)                      (99)
           (Increase) decrease in other assets                                                   (473)                     (580)
           Increase in interest, taxes and other
             liabilities                                                                           54                       573
                                                                                             --------                   -------
                Net Cash Provided by Operating Activities                                         759                     1,186
                                                                                             --------                   -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
           Proceeds from sale of securities                                                     2,722                     3,249
           Proceeds from maturities of debt securities                                          7,057                     1,779
           Purchase of securities                                                             (10,469)                  (14,559)
      Net increase in loans                                                                   (10,481)                   (6,647)
      Premises and equipment expenditures                                                        (543)                   (1,510)
                                                                                             --------                   -------
                Net Cash Used in Investing Activities                                         (11,714)                  (17,688)
                                                                                             --------                   -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase in certificates of deposit                                                   5,650                     2,158
      Net increase in demand, savings and other deposits                                        5,367                    10,899
      Increase (decrease ) in federal funds purchased                                               -                    (1,810)
      Proceeds from issuance of short-term borrowings                                           8,000                         -
      Repayment of short-term borrowings                                                            -                    (8,000)
      Proceeds from issuance of long-term debt                                                      -                     8,250
      Repayment of long-term debt                                                              (8,000)                       (6)
      Cash dividends paid                                                                           -                      (184)
      Proceeds from issuance of common stock                                                       11                        88
                                                                                             --------                   -------
                Net Cash Provided by Financing Activities                                      11,028                    11,395
                                                                                             --------                   -------
                Net increase (decrease) in cash and cash equivalents                               73                    (5,107)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                15,292                    13,988
                                                                                             --------                   -------

 CASH AND CASH EQUIVALENTS AT END OF QUARTER                                                 $ 15,365                   $ 8,881
                                                                                             ========                   =======

 SUPPLEMENTAL DISCLOSURE OF NON-CASH
   TRANSACTIONS:

      Unrealized gain (loss) in value of securities available for sale (net of tax effects of  $(186), and $ 148, at
 March 31, 2000 and March 31, 2001, respectively.)                                           $    288                   $  (361)
                                                                                             ========                   =======

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
 Cash paid during the year for:
      Interest                                                                               $  4,954                   $ 3,593
                                                                                             ========                   =======
      Income taxes                                                                           $    300                   $     -
                                                                                             ========                   =======

See accompanying notes to Consolidated Financial Statements and Accountant's Report.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands)


Note 1.  -  General
The consolidated financial statements conform to generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 2000 Annual Report to shareholders.

Note 2.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31, follows:

                                   2001           2000
                                  ------         ------

Balance, January 1               $2,950          $2,494
Provision                           430             362
Recoveries                           45              38
Charge-offs                        (378)           (222)
                                 -------         -------
Balance, March 31                $3,047          $2,672
                                 -------         -------

Note 3.  -  Income Taxes
Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                            2001           2000
                                          -------        -------

Tax expense at statutory rate              $ 344          $ 320
Increase (reduction) in taxes from
Tax exempt interest                          (70)           (20)
Other, net                                     6             (0)
                                           ------         ------
Provision for income taxes                 $ 280          $ 300
                                           ------         ------

Note 4.  - Capital Requirements
Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and its subsidiary as of March 31, 2001.

Entity                      Tier 1    Combined Capital   Leverage
------                      ------    ----------------   --------

Highlands Bankshares, Inc.  11.22%    12.29%             7.27%

Highlands Union Bank         9.35%    10.45%             6.42%


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

     Results of Operations

Results of operations for the period ended March 31, 2001 reflected net income of $733 thousand, an increase of 14.89% over net income for the corresponding period in 2000. Operating results of the Company when measured as a percentage of average equity reveals a decrease of return on average equity from 12.49% for the three-month period in 2000 to 11.89% for the corresponding period in 2001.

Return on average assets at 0.71% reflects no change from 0.71% for the same period in 2000.

Net interest income for the three months ended March 31, 2001 increased 10.94% approximately $334 thousand over the comparable 2000 period. Average interest-earning assets increased approximately $48.58 million from March 31, 2000 to the current period while average interest-bearing liabilities increased $40.91 million during the same comparative period. The yield on average interest-earning assets was 8.61% in 2001 representing an increase of 33 basis points over the yield of 8.28% in 2000. The yield on average interest-bearing liabilities increased 54 basis points to 5.84% in 2001 as compared to 5.30% in 2000. Non-interest income for the three months ended March 31, 2001 increased $318 thousand over the comparable 2000 period. The majority of this increase was related to gains taken on the sale of investment securities during the first quarter of 2001.

The first quarter provision for possible loan losses totaled $430 thousand, a $68 thousand increase from the corresponding period in 2000. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first quarter of 2001 were $333 thousand compared with $184 thousand in 2000. Net charge-offs were .11% and .07% of total loans for the quarters ended March 31, 2001 and March 31, 2000. Loan loss reserves increased 14.02% to $3,047 thousand at March 31, 2001 from the comparable 2000 period. Reserves as of March 31, 2001 represent 1.01% of total loans versus 1.00% for the 2000 period.

Financial Position

Total loans have increased from $268.14 million at March 31, 2000 to $302.04 million at March 31, 2001. The loan to deposit ratio has increased from 83.99% at March 31, 2000 to 84.53% at March 31, 2001. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $1.17 million at March 31, 2001 or 0.39% of total loans, compared with $1.34 million at March 31, 2000.

Securities totaled approximately $83.93 million (market value) at March 31, 2001 which reflects an increase of $4.08 million or 5.11% from the March 31, 2000 total of $79.85 million. Securities, as of March 31, 2001 are comprised of obligations of the U.S. Government, approximately 74.06% of the securities portfolio, municipal issues, approximately 23.04% of the securities portfolio, and equity securities, approximately 2.90% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 2001 and 2000 except for the Bank's holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers' Bank stock. These investments (carrying value of $1.97 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Total stockholders' equity of the Company was $25.00 million at March 31, 2001, representing an increase of $4.41 million or 21.44% over March 31, 2000. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($15.37 million at March 31, 2001) and investment securities available for sale ($81.96 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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





                           Highlands Bankshares, Inc.





Date: May 4, 2001                               /S/ Samuel L. Neese
     -------------------------------------------------------------------- .
                                                Samuel L. Neese
                                                Executive Vice President &
                                                Chief Executive Officer
                                                (Duly Authorized Officer)


Date: May 4, 2001                               /S/ James T. Riffe
     --------------------------------------------------------------------- .
                                                James T. Riffe
                                                Executive Vice President &
                                                Chief Operations Officer
                                                (Principal Accounting Officer)

Board of Directors
Highlands Bankshares, Inc.
Abingdon, Virginia

         We have reviewed the accompanying Form 10-Q of Highlands Bankshares, Inc., as of March 31, 2001, and for the three month period then ended. This information is the responsibility of the Company's management.

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


                                            CERTIFIED PUBLIC ACCOUNTANTS

1969 Lee Highway
Bristol, Virginia  24201
April 19, 2001