Form 10-Q
period 2001-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2001-08-14
CIK 1008579

                                    Form 10-Q

                       SECURITIES AND EXCHANGE C0MMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2001

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

                             Common Stock: 2,639,644

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION                                         REFERENCE

     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               June 30, 2001 and December 31, 2000 (Audited)..........    3

          Consolidated Statements of Income
               for the Three and Six Months Ended
               June 30, 2001 and 2000.................................    4

          Consolidated Statements of Cash Flows
               for the Six Months Ended
               June 30, 2001 and 2000.................................    5

          Consolidated Statements of Changes in
               Stockholders' Equity for the Six
               Months Ended June 30, 2001 and 2000....................    6

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.......................................... 7-10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.......................................   11

     Item 2.  Changes in Securities...................................   11

     Item 3.  Defaults Upon Senior Securities.........................   11

     Item 4.  Submission of Matters to a Vote of
                  Security Holders....................................   11

     Item 5.  Other Information.......................................   11

     Item 6.  Exhibits and Reports on Form 8-K........................   11

SIGNATURES............................................................   12

Accountant's Report...................................................   13

                    Part 1. Item 1. -- Financial Information
                           Consolidated Balance Sheets
                                 (in thousands)

                                                               unaudited      audited
                                                                June 30,    December 31,
                                                                  2001          2000

              ASSETS

Cash and due from banks                                         $ 10,108      $ 12,510
Federal Funds Sold                                                11,788         2,782
                                                                --------      --------

              Total Cash and Cash Equivalents                   $ 21,896      $ 15,292
                                                                --------      --------

Investment Securities available for sale                        $ 83,074      $ 82,632
(amortized cost 82,735 as of June 30, 2001
 82,387 as of December 31, 2000)
Loans, net of allowance for loan losses of 3,159
June 30, 2001, 2,950 December 31, 2000)                          305,292       288,947
Premises and Equipment, net                                       12,931        12,454
Interest Receivable                                                2,996         2,965
Other Assets                                                       3,272         2,922
                                                                --------      --------

              Total Assets                                      $429,461      $405,212
                                                                ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
              Noninterest bearing                               $ 46,931      $ 45,343
              Interest bearing                                   322,843       300,972
                                                                --------      --------

              Total Deposits                                    $369,774      $346,315
                                                                --------      --------

Federal funds purchased                                             --            --
Interest, taxes and other liabilities                           $  3,027      $  3,545
Other short term borrowings                                        8,000         5,000
Long-term debt                                                    15,577        18,669
Capital Securities                                                 7,500         7,500
                                                                --------      --------
                                                                $ 34,104      $ 34,714
                                                                --------      --------

              Total Liabilities                                 $403,878      $381,029
                                                                --------      --------
              STOCKHOLDERS' EQUITY

Common Stock                                                    $  3,299      $  3,296
Additional paid-in capital                                         5,989         5,952
Retained Earnings                                                 16,071        14,773
Accumulated other comprehensive income (loss)                        224           162
                                                                --------      --------

              Total Stockholders' Equity                        $ 25,583      $ 24,183
                                                                --------      --------

              Total Liabilities and Stockholders' Equity        $429,461      $405,212
                                                                ========      ========


See accompanying notes to Consolidated Financial Statements and Accountant's Report.

                   Part 1. ITEM 1. -- FINANCIAL INFORMATION

                       CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited

                               (In thousands)                   Quarter    Quarter   Six months Six months
                                                                 ended      ended      ended      ended
                                                                June 30,   June 30,   June 30,   June 30,
                                                                  2001       2000       2001       2000

INTEREST INCOME
     Loans receivable and fees on loans                         $  6,865   $  6,104   $ 13,753   $ 11,885
     Securities available for sale
           Taxable                                                   973      1,163      2,089      2,283
           Exempt from taxable income                                279        157        484        216
     Federal funds sold                                               79          1        176         16
                                                                --------   --------   --------   --------
           Total Interest Income                                $  8,196   $  7,425   $ 16,502   $ 14,400
                                                                --------   --------   --------   --------
INTEREST EXPENSE
    Deposits                                                    $  4,384   $  3,690   $  8,764   $  7,173
    Federal funds purchased                                            0         38          0         58
    Other borrowed funds                                             524        525      1,062        943
                                                                --------   --------   --------   --------
          Total interest expense                                $  4,908   $  4,253   $  9,826   $  8,174
                                                                --------   --------   --------   --------
          Net interest income                                   $  3,288   $  3,172   $  6,676   $  6,226

ALLOWANCE FOR LOAN LOSSES                                            323        314        753        676
                                                                --------   --------   --------   --------

          Net interest income after allowance for loan losses   $  2,965   $  2,858   $  5,923   $  5,550
                                                                --------   --------   --------   --------
NON-INTEREST INCOME
     Securities gains (losses), net                             $    107   $   --     $    259   $    (96)
     Service charges on deposit accounts                             576        474       1075        898
     Other service charges, commissions and fees                     167        147        287        247
     Other operating income, rents                                    54         14         74         59
                                                                --------   --------   --------   --------
            Total Non-Interest Income                           $    904   $    635   $  1,695   $  1,108
                                                                --------   --------   --------   --------
NON-INTEREST EXPENSES
     Salaries and employee benefits                             $  1,550   $  1,230   $  3,059   $  2,430
     Occupancy expense of bank premises                              128        108        269        209
     Furniture and equipment expense                                 391        379        757        722
     Other operating expenses                                        767        618       1487       1201
                                                                --------   --------   --------   --------
            Total Non-Interest Expenses                         $  2,836   $  2,335   $  5,572   $  4,562
                                                                --------   --------   --------   --------
            Income Before Income Taxes                          $  1,033   $  1,158   $  2,046   $  2,096

     Income Tax Expense                                              257        342        537        642
                                                                --------   --------   --------   --------
            Net Income                                          $    776   $    816   $  1,509   $  1,454
                                                                ========   ========   ========   ========

Basic Earnings Per Common Share  Weighted Average               $   0.29   $   0.31   $   0.57   $   0.55
2,639,644 shares                                                ========   ========   ========   ========

Earnings Per Common Share - assuming dilution                   $   0.28   $   0.31   $   0.56   $   0.55
2,720,218 shares                                                ========   ========   ========   ========


See accompanying notes to Consolidated Financial Statements and Accountant's report.

                   Part 1. ITEM 1. -- FINANCIAL INFORMATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   unaudited
                                (In thousands)

                                                                           Six Month     Six Month
                                                                            Period        Period
                                                                            Ended         Ended
                                                                           June 30,      June 30,
                                                                             2001          2000
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $  1,509      $  1,454
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Allowances for loan losses                                            753           676
          Depreciation                                                          416           376
          Net realized (gains) losses on available for sale securities         (259)           96
          Net amortization on securities                                        (28)            4
          Amortization of Capital Issue costs                                     5             5
          (Increase) in interest receivable                                     (31)         (245)
          (Increase) decrease in other assets                                  (385)         (463)
          Increase in interest, taxes and other liabilities                    (518)          358
                                                                           --------      --------
               Net Cash Provided by Operating Activities                   $  1,462      $  2,261
                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available for sale:
          Proceeds from sale of securities                                 $  6,218      $  3,249
          Proceeds from maturities of debt securities                        13,231         3,852
          Purchase of securities                                            (19,510)      (16,777)
     Net increase in loans                                                  (17,100)      (17,847)
     Premises and equipment expenditures                                       (893)       (2,050)
                                                                           --------      --------
               Net Cash Used in Investing Activities                       $(18,054)     $(29,573)
                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in certificates of deposit                               $ 16,253      $  9,199
     Net increase in demand, savings and other deposits                       7,206        10,292
     Increase (decrease) in federal funds purchased                               0        (1,167)
     Net increase (decrease) in short-term borrowings                         3,000        (2,858)
     Net increase in long-term debt                                          (3,092)        8,020
     Cash dividends paid                                                       (211)         (184)
     Proceeds from issuance of common stock                                      40           147
                                                                           --------      --------
               Net Cash Provided by Financing Activities                   $ 23,196      $ 23,449
                                                                           --------      --------

               Net increase (decrease) in cash and cash equivalents        $  6,604      $ (3,863)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               15,292        13,988
                                                                           --------      --------
CASH AND CASH EQUIVALENTS AT END OF QUARTER                                $ 21,896      $ 10,125
                                                                           ========      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     Unrealized gain (loss) in value of securities available for sale (net of tax effects of  $ (190) and $ 32, at
       June 30, 2000 and June 30, 2001, respectively.)                     $     62      $   (369)
                                                                           ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                              $ 10,261      $  8,033
                                                                           ========      ========
     Income taxes                                                          $    650      $    623
                                                                           ========      ========


See accompanying notes to Consolidated Financial Statements and Accountant's Report.

                   Part 1. ITEM 1. -- FINANCIAL INFORMATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   unaudited
                                (In thousands)

                                                                                              Accumulated
                                                Common Stock       Additional                    Other          Total
                                            -------------------      Paid-in     Retained    Comprehensive  Stockholders'
                                            Shares    Par Value      Capital     Earnings       Income         Equity
                                            ------    ---------    ----------    --------    -------------  -------------
Balance, December 31, 1999                   2,624     $  3,280     $  5,768     $ 11,979          (619)      $ 20,408

Comprehensive income:
     Net income                               --           --           --          1,454          --            1,454
     Change in unrealized gain
       (loss) on securities available
       for sale, net of deferred
       income tax benefit of $190             --           --           --           --            (352)          (352)
  Less: reclassification adjustment           --           --           --           --             (17)           (17)
                                                                                                              --------
        Total comprehensive income            --           --           --           --            --            1,085
                                                                                                              --------
     Common stock issued for
        stock options exercised, net             9           12          135         --            --              147
     Cash dividend                            --           --           --           (184)         --             (184)
                                             -----     --------     --------     --------      --------       --------
Balance, June 30, 2000                       2,633     $  3,292     $  5,903     $ 13,249      $   (988)      $ 21,456
                                             =====     ========     ========     ========      ========       ========

Balance, December 31, 2000                   2,637     $  3,296     $  5,952     $ 14,773      $    162       $ 24,183

Comprehensive income:
     Net income                               --           --           --          1,509          --            1,509
     Change in unrealized gain
       (loss) on securities available
       for sale, net of deferred
       income tax expense of $32              --           --           --           --             (35)           (35)
  Less: reclassification adjustment           --           --           --           --              97             97
                                                                                                              --------
         Total comprehensive income           --           --           --           --                          1,571
                                                                                                              --------
     Common stock issued for
        stock options exercised, net             2            3           37         --            --               40
     Cash dividend                            --           --           --           (211)         --             (211)
                                             -----     --------     --------     --------      --------       --------
Balance, June 30, 2001                       2,639     $  3,299     $  5,989     $ 16,071      $    224       $ 25,583
                                             =====     ========     ========     ========      ========       ========

See accompanying notes to Consolidated Financial Statements and Accountant's report.

Notes to Consolidated Financial Statements
(Unaudited)
(In thousands)

Note 1. -- General
The consolidated financial statements conform to generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 2000 Annual Report to shareholders. Interim financial performance is not necessarily indicative of year-end performance.

Note 2. -- Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30, follows:

                                                      2001         2000

     Balance, January 1                              $2,950       $2,494
     Provision                                          753          676
     Recoveries                                         116           76
     Charge-offs                                       (660)        (433)
                                                     ------       ------
     Balance, June 30                                $3,159       $2,813
                                                     ======       ======


Note 3. -- Income Taxes
Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                                       2001         2000

     Tax expense at statutory rate                    $ 696         $713
     Increase (reduction) in taxes resulting from:
        Tax exempt interest                            (165)         (73)
        Other, net                                        6            2
                                                      -----         ----
        Provision for income taxes                    $ 537         $642
                                                      =====         ====


Note 4. Regulators of the corporation and it's subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and its subsidiary as of June 30, 2001.


Entity                          Tier 1    Combined Capital       Leverage
------                          ------    ----------------       --------
Highlands Bankshares, Inc.      11.09%         12.17%             7.26%

Highlands Union Bank             9.31%         10.40%             6.44%

Note 5 -- Capital Securities

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


Note 6 -- Stock Split

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


Note 7 -- Commitments and Contingencies

None

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


     Results of Operations

Results of operations for the period ended June 30, 2001 reflected net income of $1.509 million, an increase of 3.78% over net income for the corresponding period in 2000. Operating results of the Company when measured as a percentage of average equity reveals an decrease of return on average equity from 14.01% for the six-month period in 2000 to 12.12% for the corresponding period in 2001.


Return on average assets at 0.73% reflects an decrease from 0.79% for the same period in 2000.

Net interest income for the six months ended June 30, 2001 increased 7.23% approximately $450 thousand over the comparable 2000 period. Average interest-earning assets increased approximately $45.65 million from June 30, 2000 to the current period while average interest-bearing liabilities increased $39.62 million during the same comparative period. The yield on average interest-earning assets was 8.43% in 2001 compared to the rate of 8.17% in 2000. The yield on average interest-bearing liabilities increased 45 basis points to 5.75% in 2001 as compared to 5.30% in 2000. Non-interest income for the six months ended June 30, 2001 increased $587 thousand over the comparable 2000 period. The majority of this increase was related to gains the Company took on the sale of investment securities.

The first six months provision for possible loan losses totaled $753 thousand, a $77 thousand increase from the corresponding period in 2000. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first six months of 2001 were $544 thousand compared with $357 thousand in 2000. Net charge-offs were .18% and .13% of total loans for the quarters ended June 30, 2001 and June 30, 2000. Loan loss reserves increased 12.03% to $3.159 million at June 30, 2001 from the comparable 2000 period. Reserves as of June 30, 2001 represent 1.02% of total loans versus 1.01% for the 2000 period.

Financial Position

Total loans have increased from $279.0 million at June 30, 2000 to $308.5 million at June 30, 2001. The loan to deposit ratio has decreased from 85.68% at June 30, 2000 to 83.42% at June 30, 2001. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $1.7 million at June 30, 2001 or 0.55% of total loans, compared with $1.8 million at June 30, 2000.

Securities totaling approximately $83.1 million (market value) at June 30, 2001 reflect an increase of $3.3 million or 4.10% from the June 30, 2000 total of $79.8 million. Securities, as of June 30, 2001 are comprised of obligations of the U.S. Government, approximately 67.98% of the securities portfolio, municipal issues, approximately 24.78% of the securities portfolio, and equity securities, approximately 7.24% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 2001 and 2000.

Total stockholders' equity of the Company was $25.58 million at June 30, 2001, representing an increase of $4.1 million or 19.23% over June 30, 2000. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($21.90 million at June 30, 2001) and investment securities available for sale ($83.07 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect", "anticipate", "intend" and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the Company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART 1. ITEM 3.

     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk (IRR) and Asset Liability Management

The Company's profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of interest rate risk (IRR) on the lending side of the balance sheet have included the use of ballooning fixed rate loans and maintaining a significant level of 1,3 and 5-year adjustable rate mortgages. On the investment side the Company maintains a significant portion of its portfolio in adjustable rate securities. These strategies help to reduce the average maturity of the Company's interest-earning assets.

The Company attempts to control its IRR exposure to protect net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, the Company performs monthly simulations of NII using financial models that project NII through a range of possible interest rate environments including rising, declining, flat and most likely rate scenarios. The result of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-bearing liabilities and management's estimate of yields attainable in those future rate environments and rates which will be paid on various deposit instruments and borrowings. The Company runs these rate shock scenarios for twelve and twenty-four month projections out from the current month of the model.

Changes to the Company's risk portfolio since December 31, 2000 reflects an increase in the Company's liability-sensitivity. The Company has experienced an increase in short-term deposits due in large part to the significant drop in interest rates. In this low rate environment the Company's customers are shifting their deposits from a longer term position to mainly terms of 12 months or less.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report for December 31, 2000.

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


Item 3.  Defaults Upon Senior Securities
         -------------------------------

          (a)  N/A

          (b)  N/A

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

          (a)  The annual Meeting of Stockholders was held on May 9, 2001.

          (b) The following directors were elected to serve a one-year term to the date of the 2001 Annual Meeting of Stoc Stockholders:

                 Director's Name        Votes For  Votes Against  Votes Withheld
                 ---------------        ---------  -------------  --------------
                 James D. Morefield     1,825,341      11,700          1,996
                 James D. Moore, Jr.    1,825,341      11,700          1,996
                 J. Carter Lambert      1,824,941      12,100          1,996
                 Clydes B. Kiser        1,825,341      11,700          1,996
                 William E. Chaffin     1,837,041           0          1,996
                 William J. Singleton   1,825,341      11,700          1,996
                 E. Craig Kendrick      1,825,341      11,700          1,996
                 Charles P. Olinger     1,825,341      11,700          1,996
                 H. Ramsey White, Jr.   1,814,603      11,700          1,996

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


                                       Highlands Bankshares, Inc.





Date: August 3, 2001                   /s/ Samuel L. Neese
      --------------------------------------------------------------------------
                                       Samuel L. Neese
                                       Executive Vice President &
                                       Chief Executive Officer
                                       (Duly Authorized Officer)


Date: August 3, 2001                   /s/ James T. Riffe
      --------------------------------------------------------------------------
                                       James T. Riffe
                                       Executive Vice President &
                                       Chief Operations Officer
                                       (Principal Accounting Officer)


Board of Directors
Highlands Bankshares, Inc.
Abingdon, Virginia

     We have reviewed the accompanying consolidated balance sheet of Highlands Bankshares, Inc. and Subsidiaries as of June 30, 2001, and the related consolidated statements of income and changes in stockholders' equity for the three-month and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principals generally accepted in the United States.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Highlands Bankshares, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated financial statements of income, stockholders' equity, and cash flows for the year then ended, and in our report dated January 31, 2001, we expressed an unqualified opinion on those consolidated financial statements.


                                             CERTIFIED PUBLIC ACCOUNTANTS


1969 Lee Highway
Bristol, Virginia 24201
July 26, 2001