Form 10-Q
period 2001-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2001-11-13
CIK 1008579

                                    Form 10-Q

                       SECURITIES AND EXCHANGE C0MMISSION
                               WASHINGTON DC 20549

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2001

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

                             Common Stock: 2,640,994

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION                                         REFERENCE


     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               September 30, 2001 and December 31, 2000................. 3

          Consolidated Statements of Income
               for the Nine Months Ended
               September 30, 2001 and 2000 ............................. 4

          Consolidated Statements of Cash Flows
               for the Nine Months Ended
               September 30, 2001 and 2000 ............................. 5

          Consolidated Statements of Changes in
               Stockholders' Equity for the Nine
               Months Ended September 30, 2001 and 2000 ................ 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ............ 8-9

     Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk ............................................. 9-10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ........................................ 10

     Item 2.  Changes in Securities .................................... 10

     Item 3.  Defaults Upon Senior Securities .......................... 10

     Item 4.  Submission of Matters to a Vote of Security Holders ...... 10

     Item 5.  Other Information ........................................ 11

     Item 6.  Exhibits and Reports on Form 8-K ......................... 11


SIGNATURES ............................................................. 11


Accountant's Report .................................................... 12

                    Part 1. Item 1. -- Financial Information
                           Consolidated Balance Sheets
                                 (in thousands)

                                                              (unaudited)        (audited)
                                                              September 30,     December 31,
              ASSETS                                              2001             2000
Cash and due from banks                                         $ 10,530         $ 12,510
Federal Funds Sold                                                14,950            2,782
                                                                --------         --------

        Total Cash and Cash Equivalents                         $ 25,480         $ 15,292

Investment Securities available for sale                        $ 92,298         $ 82,632
(amortized cost $91,358 as of September 30, 2001
 $82,387 as of December 31, 2000)
Loans, net of allowance for loan losses of $3,222
September 30, 2001, $2,950 December 31, 2000)                    313,658          288,947
Premises and Equipment, net                                       12,847           12,454
Interest Receivable                                                3,092            2,965
Other Assets                                                       3,138            2,922
                                                                --------         --------

        Total Assets                                            $450,513         $405,212
                                                                ========         ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
        Noninterest bearing                                     $ 49,216         $ 45,343
        Interest bearing                                         340,109          300,972
                                                                --------         --------

        Total Deposits                                          $389,325         $346,315

Federal funds purchased                                                -                -
Interest, taxes and other liabilities                           $  3,233         $  3,545
Other short term borrowings                                        8,000            5,000
Long-term debt                                                    15,566           18,669
Capital Securities                                                 7,500            7,500
                                                                --------         --------
                                                                $ 34,299         $ 34,714
                                                                --------         --------

        Total Liabilities                                       $423,624         $381,029
                                                                --------         --------

        STOCKHOLDERS' EQUITY

Common Stock                                                    $  3,301         $  3,296
Additional paid-in capital                                         6,013            5,952
Retained Earnings                                                 16,955           14,773
Accumulated other comprehensive income (loss)                        620              162
                                                                --------         --------

        Total Stockholders' Equity                              $ 26,889         $ 24,183
                                                                --------         --------

        Total Liabilities and Stockholders' Equity              $450,513         $405,212
                                                                ========         ========

See accompanying notes to Consolidated Financial Statements and Accountant's Report

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    unaudited

                (In thousands)                                    Quarter ended   Quarter ended        Nine Month Period Ended
                                                                  September 30,   September 30,    September 30,      September 30,
                                                                       2001          2000             2001                2000
                                                                       ----          ----             ----                ----
INTEREST INCOME
     Loans receivable and fees on loans                           $       6,928   $       6,451    $      20,681      $      18,336
     Securities available for sale
           Taxable                                                          972           1,190             3061              3,473
            Exempt from taxable income                                      265             156              749                372
     Federal funds sold                                                      79              33              255                 49
                                                                  -----------------------------    --------------------------------
       Total Interest Income                                      $       8,244   $       7,830    $      24,746      $      22,230
                                                                  -----------------------------    --------------------------------

INTEREST EXPENSE
    Deposits                                                      $       4,206   $       4,088    $      12,970      $      11,261
    Federal funds purchased                                                   1               4                1                 62
    Other borrowed funds                                                    549             551            1,611              1,494
                                                                  -----------------------------    --------------------------------
          Total interest expense                                  $       4,756   $       4,643    $      14,582      $      12,817
                                                                  -----------------------------    --------------------------------

          Net interest income                                     $       3,488   $       3,187    $      10,164      $       9,413

ALLOWANCE FOR LOAN LOSSES                                         $         253   $         297    $       1,006      $         973
                                                                  -----------------------------    --------------------------------
    Net interest income after allowance for loan losses           $       3,235   $       2,890    $       9,158      $       8,440
                                                                  -----------------------------    --------------------------------

NON-INTEREST INCOME
     Securities gains (losses), net                               $         150   $           -    $         409      $         (96)
     Service charges on deposit accounts                                    556             485            1,631              1,383
     Other service charges, commissions and fees                            152             124              439                364
     Other operating income, rents                                           13              53               87                119
                                                                  -----------------------------    --------------------------------
            Total Non-Interest Income                             $         871   $         662    $       2,566      $       1,770
                                                                  -----------------------------    --------------------------------

NON-INTEREST EXPENSES
     Salaries and employee benefits                               $       1,631   $       1,353    $       4,690      $       3,783
     Occupancy expense of bank premises                                     159             100              428                309
     Furniture and equipment expense                                        337             356            1,094              1,078
     Other operating expenses                                               781             656            2,268              1,857
                                                                  -----------------------------    --------------------------------
            Total Non-Interest Expenses                           $       2,908   $       2,465    $       8,480      $       7,027
                                                                  -----------------------------    --------------------------------
            Income Before Income Taxes                            $       1,198   $       1,087            3,244              3,183

     Income Tax Expense                                           $         314   $         321    $         851      $         963
                                                                  -----------------------------    --------------------------------

            Net Income                                            $         884   $         766    $       2,393      $       2,220
                                                                  =============================    ================================

Basic Earnings Per Common Share  Weighted Average
  2,640,944 shares                                                $        0.33   $        0.29    $        0.91      $        0.84
                                                                  =============================    ================================

Earnings Per Common Share - assuming dilution
  2,754,218 shares                                                $        0.32   $        0.27    $        0.87      $        0.82
                                                                  =============================    ================================

See accompanying notes to Consolidated Financial Statements and Accountant's report

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    unaudited
                                 (In thousands)

                                                                              Nine Month Period           Nine Month Period
                                                                              Ended September 30, 2001    Ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $                  2,393    $                  2,220
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Allowances for loan losses                                                             1,006                         973
          Depreciation and Amortization                                                            636                         573
          Net realized (gains) losses on available for sale securities                            (409)                         96
          Net amortization on securities                                                           (15)                        (12)
          Amortization of Capital Issue costs                                                        8                           8
         (Increase) in interest receivable                                                        (127)                       (626)
          (Increase) decrease in other assets                                                     (431)                       (622)
          Increase in interest, taxes and other
            liabilities                                                                           (353)                        868
                                                                              ------------------------    ------------------------
              Net Cash Provided by Operating Activities                       $                  2,708    $                  3,478
                                                                              ------------------------    ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available for sale:
          Proceeds from sale of securities                                    $                  8,474    $                  3,745
          Proceeds from maturities of debt securities                                           20,202                       7,789
          Purchase of securities                                                               (37,223)                    (22,929)
     Net increase in loans                                                                     (25,717)                    (25,547)
     Premises and equipment expenditures                                                        (1,018)                     (2,966)
                                                                              ------------------------    ------------------------
               Net Cash Used in Investing Activities                          $                (35,282)   $                (39,908)
                                                                              ------------------------    ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in time deposits                                            $                 15,979    $                 26,311
     Net increase in demand, savings and other deposits                                         27,031                       5,857
     Increase (decrease) in federal funds purchased                                                  -                      (3,187)
     Net increase (decrease) in short-term borrowings                                            3,000                      (2,857)
     Net increase in long-term debt                                                             (3,103)                      8,010
     Cash dividends paid                                                                          (211)                       (184)
     Proceeds from issuance of common stock                                                         66                         190
                                                                              ------------------------    ------------------------
               Net Cash Provided by Financing Activities                      $                 42,762    $                 34,140
                                                                              ------------------------    ------------------------

               Net increase (decrease) in cash and cash equivalents           $                 10,188    $                 (2,290)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                $                 15,292    $                 13,988
                                                                              ------------------------    ------------------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                   $                 25,480    $                 11,698
                                                                              ========================    ========================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  TRANSACTIONS:

     Unrealized gain (loss) in value of securities available for sale (net of tax effects of  $ 319 and $ (355), at
September 30, 2001 and September 30, 2000, respectively.)                     $                    620    $                   (690)
                                                                              ========================    ========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
     Interest                                                                 $                 14,988    $                 12,123
                                                                              ========================    ========================
     Income taxes                                                             $                    850    $                    928
                                                                              ========================    ========================

 See accompanying notes to Consolidated Financial Statements and Accountant's Report.

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    unaudited
                                 (In thousands)

                                                                                                        Accumulated
                                                                           Additional                       Other         Total
                                                   Common Stock             Paid-in         Retained   Comprehensive  Stockholders'
                                            -------------------------
                                             Shares        Par Value        Capital         Earnings        Income       Equity
                                            --------      -----------      ----------      ----------  -------------  -------------
Balance, December 31, 1999                     2,624      $     3,280      $    5,768      $   11,979  $        (619) $      20,408

Comprehensive income:
     Net income                                                                                 2,220                         2,220
     Change in unrealized gain
       (loss) on securities available
       for sale, net of deferred
       income tax benefit of $37                                                                                 (54)           (54)
  Less: reclassification adjustment                                                                              (17)           (17)
                                                                                                                      -------------

         Total comprehensive income                                                                                           2,149
                                                                                                                      -------------
     Common stock issued for
       stock options exercised, net               12               15             176                                           191
     Cash dividend                                                                               (184)                         (184)
                                            ---------------------------------------------------------------------------------------
Balance, September 30, 2000                    2,636      $     3,295      $    5,944      $   14,015  $        (690) $      22,564
                                            =======================================================================================


Balance, December 31, 2000                      2637      $     3,296      $    5,952      $   14,773  $         162  $      24,183

Comprehensive income:
     Net income                                                                                 2,393                         2,393
     Change in unrealized gain
       (loss) on securities available
       for sale, net of deferred
       income tax expense of $236                                                                                604            604
  Less: reclassification adjustment                                                                             (146)          (146)
                                                                                                                      -------------

         Total comprehensive income                                                                                           2,851
                                                                                                                      -------------
     Common stock issued for
       stock options exercised, net                4                5              61                                            66
     Cash dividend                                                                               (211)                         (211)
                                            ---------------------------------------------------------------------------------------
Balance, September 30, 2001                     2641      $     3,301      $    6,013      $   16,955  $         620  $      26,889
                                            =======================================================================================

See accompanying notes to Consolidated Financial Statements and Accountant's Report.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands)


Note 1.  -  Basis of Presentation
The consolidated financial statements conform to generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited for the period ended September 30, 2001. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 2000 Annual Report to shareholders. Interim financial performance is not necessarily indicative of year-end performance.

Note 2.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30, follows:

                            2001          2000

Balance, January 1         $2,950        $2,494
Provision                   1,006           973
Recoveries                    173           120
Charge-offs                  (907)         (694)
                           ------        ------
Balance, June 30           $3,222        $2,893
                           ======        ======

Note 3.  -  Income Taxes
Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                                            2001         2000
                                                                         ----

     Tax expense at statutory rate                        $ 1,103     $ 1,082
     Increase (reduction) in taxes resulting from:
     Tax exempt interest                                     (239)       (126)
     Other, net                                               (13)          7
     Provision for income taxes                           -------     -------
                                                          $   851     $   963
                                                          =======     =======

Note 4. Regulators of the corporation and it's subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and its subsidiary as of September 30, 2001.

Entity                             Tier 1       Combined Capital    Leverage
------                             ------       ----------------    --------

Highlands Bankshares, Inc.         11.02%       12.08%              7.67%

Highlands Union Bank                9.32%       10.39%              6.46%

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

Note 7 - Commitments and Contingencies

The Bank has entered into a commitment to lease approximately 1,000 square feet of office space in Kingsport, Tennessee. The lease has been extended for a two-year period with three successive annual renewals. The Bank intends to open a loan production office in this leased space sometime early in the fourth quarter of 2001. The annual lease expense of this office space is approximately $12,000 per year.

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

     Results of Operations

Results of operations for the period ended September 30, 2001 reflected net income of $2.393 million, an increase of 7.79% over net income for the corresponding period in 2000. Operating results of the Company when measured as a percentage of average equity reveals a decrease of return on average equity from 13.95% for the nine-month period in 2000 to 12.58% for the corresponding period in 2001.

Return on average assets at 0.75% reflects a decrease from 0.79% for the same period in 2000.

Net interest income for the nine months ended September 30, 2001 increased 7.98%, approximately $751 thousand, over the comparable 2000 period. Average interest-earning assets increased approximately $46.01 million from September 30, 2000 to the current period while average interest-bearing liabilities increased $39.56 million during the same comparative period. The yield on average interest-earning assets was 8.42% in 2001 compared to the rate of 8.49% in 2000. The yield on average interest-bearing liabilities increased 5 basis points to 5.60% in 2001 as compared to 5.55% in 2000. Non-interest income for the nine months ended September 30, 2001 increased $796 thousand over the comparable 2000 period. The majority of this increase was related to gains the Company took on the sale of investment securities.

The first nine months provision for possible loan losses totaled $1.01 million, a $33 thousand increase from the corresponding period in 2000. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first nine months of 2001 were $734 thousand compared with $574 thousand in 2000. Net charge-offs were .23% and .20% of total loans for the quarters ended September 30, 2001 and September 30, 2000. Loan loss reserves increased 11.37% to $3.222 million at September 30, 2001 from the comparable 2000 period. Reserves as of September 30, 2001 represents 1.02% of total loans versus 1.00% for the 2000 period.

Financial Position

Total loans have increased from $286.7 million at September 30, 2000 to $316.9 million at September 30, 2001. The loan to deposit ratio has decreased from 84.72% at September 30, 2000 to 81.39% at September 30, 2001. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $1.87 million at September 30, 2001 or 0.59% of total loans, compared with $1.8 million at September 30, 2000.

Securities totaling approximately $92.3 million (market value) at September 30, 2001 reflects an increase of $10.3 million or 12.56% from the September 30, 2000 total of $82.0 million. Securities, as of September 30, 2001 are comprised of obligations of the U.S. Government or government sponsored entities, approximately 67.89% of the securities portfolio, municipal issues, approximately 24.50% of the securities portfolio, and equity securities, approximately 7.61% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 2001 and 2000.

Total stockholders' equity of the Company was $26.89 million at September 30, 2001, representing an increase of $4.3 million or 19.17% over September 30, 2000. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($25.48 million at September 30, 2001) and investment securities available for sale ($92.3 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

PART 1.  ITEM 3.

     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk (IRR) and Asset Liability Management

The Company's profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of interest rate risk (IRR) on the lending side of the balance sheet have included the use of ballooning fixed rate loans and maintaining a significant level of 1, 3 and 5-year adjustable rate mortgages. On the investment side the Company maintains a significant portion of its portfolio in adjustable rate securities. These strategies help to reduce the average maturity of the Company's interest-earning assets.

The Company attempts to control its IRR exposure to protect net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, the Company performs monthly simulations of NII using financial models that project NII through a range of possible interest rate environments including rising, declining, flat and most likely rate scenarios. The result of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-bearing liabilitities and management's estimate of yields attainable in those future rate environments and rates which will be paid on various deposit instruments and borrowings. The Company runs these rate shock scenarios for twelve and twenty-four month projections out from the current month of the model.

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


                             Highlands Bankshares, Inc.





Date: November 3, 2001                       /S/ Samuel L. Neese               .
     ---------------------------------------------------------------------------
                                             Samuel L. Neese
                                             Executive Vice President &
                                             Chief Executive Officer
                                             (Duly Authorized Officer)




Date: November 3, 2001                       /S/ James T. Riffe                .
     ---------------------------------------------------------------------------
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)