Form 10-Q/A
period 2001-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2001-11-26
CIK 1008579

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


                             Highlands Bankshares, Inc.





Date: November 19, 2001                      /S/ Samuel L. Neese               .
     ---------------------------------------------------------------------------
                                             Samuel L. Neese
                                             Executive Vice President &
                                             Chief Executive Officer
                                             (Duly Authorized Officer)




Date: November 19, 2001                      /S/ James T. Riffe                .
     ---------------------------------------------------------------------------
                                             James T. Riffe
                                             Executive Vice President &
                                             Chief Operations Officer
                                             (Principal Accounting Officer)

Board of Directors
Highlands Bankshares, Inc.
Abingdon, Virginia



         We have reviewed the accompanying consolidated balance sheet of Highlands Bankshares, Inc. and Subsidiaries as of September 30, 2001, and the related consolidated statements of income and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Highlands Bankshares, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, and in our report dated January 31, 2001, we expressed an unqualified opinion on those consolidated financial statements.



                                       CERTIFIED PUBLIC ACCOUNTANTS




1969 Lee Highway
Bristol, Virginia 24201
October 31, 2001