Form 10-K405
period 2001-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2002-04-01
CIK 1008579

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the Fiscal Year ended:                                Commission File
    December 31, 2001                                     Number:  430893107
    -----------------                                              ---------

                          Highlands Bankshares, Inc.
                          --------------------------
            (Exact name of registrant as specified in its charter)

Virginia                                                  54-1796693
--------                                                  ----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

340 West Main Street
Abingdon, Virginia                                  24210-1128
------------------                                  ----------
(Address of principal                               (Zip Code)
executive offices)

Registrant's telephone number, including area code: (276) 628-9181

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes X No___
   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 13, 2002, there were 2,644,097 shares of Common Stock outstanding.

As of March 13, 2002 the aggregate market value of voting and non-voting stock held by non-affiliates totaled $50,031,025.50.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of Form 10-K into which the documents are incorporated:

(1) Part II incorporates information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001.

(2) Part III incorporates by reference from the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 8, 2002.

(3) Part IV incorporates by reference from: (i) the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001, and (ii) the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for May 8, 2002.

The exhibit index is located on page 32.

                          FORWARD-LOOKING INFORMATION
                          ---------------------------

     This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of the Corporation, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and / or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Corporation and its subsidiaries are engaged; (5) costs or difficulties related to the integration of the businesses of the Corporation and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame;
(7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) competitors may have greater financial resources and develop products enable such competitors to compete more successfully than the Corporation and its subsidiaries; and (9) adverse changes may occur in the securities markets.

PART I.
------

ITEM I.  BUSINESS
-----------------

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

     At December 31, 2001, the Corporation had total assets of $453,745,000, deposits of $392,093,000, and net worth of $27,452,000.

     The Corporation's principal business activities, which are conducted through the Bank, are attracting checking and savings deposits from the general public through its retail banking offices and originating and servicing loans secured by first mortgage liens on single-family dwellings, including condominium units. All of the retail banking offices are located in Virginia and Tennessee. The Corporation also lends funds to retail banking customers by means of home equity and installment loans, and originates construction loans and loans secured by commercial property, multi-family dwellings and manufactured housing units. The Corporation opened an indirect lending department in 1997. The majority of indirect lending originates through new and used car dealerships. The indirect lending portfolio comprises a significant portion of the total consumer loan portfolio. The Corporation invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Corporation are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of checking and savings deposits and borrowed funds.

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

     The Corporation has two direct subsidiaries as of December 31, 2001. The Bank which was formed in 1985 and Highlands Capital Trust I, a statutory business trust (the "Trust") which was created by the Corporation on January 21, 1998. The Corporation's material assets as of December 31, 2001 include: cash in bank of approximately $989 thousand; building and land with a net book value of approximately $1.513 million; approximately $2.924 million in loan participations from the subsidiary bank; approximately $361 thousand in other assets; and its investment in subsidiaries, approximately $29.330 million. The Corporation's only material liability is the note payable on the trust preferred debentures issued in January of 1998, $7.5 million.

     The Bank had two direct wholly-owned subsidiaries, Highlands Union Insurance Services, Inc., that became effective on October 8, 1999. The Bank through Highlands Union Insurance Services, Inc. joined a consortium of approximately sixty other financial institutions to form Bankers' Insurance, LLC. Bankers' Insurance LLC as of December 31, 2001 had purchased six full service insurance agencies across the state of Virginia. This entity will be used to sell insurance services through the Bankers' Insurance, LLC. Highlands Union Financial Services, Inc., became effective March 5, 2001. This entity was formed in order for the Bank to continue to offer third-party mutual funds, annuities and other financial services to its customers in North Carolina.

     As of December 31, 2001 the Corporation operates eight full-service and one express facility throughout Washington County, Virginia, the City of Bristol, Virginia, Marion, Virginia, Glade Spring, Virginia, Rogersville, Tennessee and Boone, North Carolina. The Corporation also opened a loan production office in the fourth quarter of 2001. This office is located in Kingsport, Tennessee and will offer a full range of loan products to customers in the Northeast
Tennessee area. The Corporation also operates twenty-seven off-site ATM's throughout the service areas listed above as well as Russell County and Wythe County, Virginia.

     The results of operations for the fiscal years ended December 31, 2001, 2000, and 1999 ("fiscal year 2001", "fiscal year 2000" and "fiscal year 1999", respectively) reflect the Corporation's strategies of expanding its community banking operations.

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

     The in-house residential mortgages are comprised of primarily one, three and five year adjustable rate mortgages and 15 year fixed rate mortgages as well as three and five year balloon mortgages. Adjustable rate mortgages are indexed to 275 basis points over the average yield on United States Treasury securities adjusted to a constant maturity of one, three or five years. An adjustment limitation (increase or decrease) of 2% per annum applies to the one year adjustable product. A 4% lifetime cap over the initial rate of the loan is included in the one, three and five year adjustable rate mortgages.
     The Bank's existing loan contracts generally provide for repayment of residential mortgage loans over periods ranging from 15 to 30 years. However, such loans normally have remained outstanding for much shorter periods of time as borrowers refinance or prepay their loans through the sale of their homes.
     Most of the Bank's residential mortgage loans have "due on sale" clauses which allows the creditor the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property. Most of the Bank's residential mortgage loans are not assumable.
     Mortgage loans exceeding $450,000 but less than $750,000 must be approved by the loan committee of the Board of Directors. Mortgage loans in excess of the customer's aggregate debt of $750,000 must be approved by the Board of Directors.
     All of the Bank's mortgage lending is subject to loan origination procedures established by the Board of Directors. Most originations require a property valuation by state licensed appraisers, for a fee, approved by the Board of Directors. Loan applications are obtained to determine the borrowers ability to repay. Significant items are verified through the use of credit reports, financial statements, etc.
     It is generally the Bank's policy to require title insurance on first mortgage loans in excess of $100,000 (lower where deemed necessary). It is also the Bank's general policy to require an attorney's opinion statement on all first mortgage deeds of trust. Fire and casualty insurance (extended coverage) is required on all property serving as security for these loans. Hazard insurance and flood insurance (where required) is provided by the customer prior to closing of the loan. The borrower is responsible for paying insurance premiums and real estate taxes.
     Federal regulations allow the Bank to originate loans on real estate within its designated market area, and within limits, to originate and purchase loans or loan participations secured by real estate located in any part of the United States. During fiscal year 2001 the Bank's primary lending area was Washington County, Virginia , the City of Bristol, Virginia, Smyth County, Virginia, Hawkins County, Tennessee, Sullivan County, Tennessee and Watauga County, North Carolina.
     Residential loan originations come from many sources. Some of these sources include existing customers, walk-in applications, referrals from real estate brokers and others.
     Federal regulation limits loans to one borrower to a maximum of 15% of unimpaired capital and unimpaired surplus of the Bank.
     The Bank receives fees in addition to interest in connection with real estate loan originations, loan modifications, late payments, etc. Income from these activities varies from period to period depending on the volume and type of loan made. Although not a significant portion of the Corporation's income, late charges are received when monthly payments are delinquent but are later paid.
     The Bank also offers secondary market fixed rate mortgages with terms up to 30 years and up to 95% loan to value. These loans and servicing rights are generally sold immediately into the secondary market and fees received booked into income. These loans must meet certain criteria generally set by the secondary market and are not a significant portion of the Bank's residential mortgage activity.
     Residential mortgages, including equity lines of credit, made up approximately 38.84% of the loan portfolio as of December 31, 2001.

CONSTRUCTION AND COMMERCIAL REAL ESTATE LENDING
-----------------------------------------------

     The Bank generally makes construction loans for periods up to one year on residential and commercial real estate property. These loans are for interim financing and are either paid off or converted to permanent financing when completed. At December 31, 2001 outstanding construction loans (net of undisbursed funds) totaled $5,866,000. These loans are generally made at 80% or less of appraised value at completion. Funds are advanced as the project is completed after an inspection by a staff inspector or the appraiser as deemed appropriate. These loans are made based on established corporate underwriting standards. Most of these construction loans are one to four family dwellings. The Bank generally charges a 1% origination fee on these construction loans in addition to applicable interest.
     Loans on commercial properties, multi-family dwellings, and apartment buildings are typically made at 75% to 80% of the appraised value. These loans totaled $77,818,000 or 23.89% of total loans held for investment at December 31, 2001.
     Commercial and construction loans, by nature, entail additional risk as compared to residential mortgage lending. They are generally more complex and involve larger balances than typical residential mortgages. Payments are typically dependent upon successful operation of a related real estate project or business as compared to individual earnings on most residential mortgages. Therefore, the market risk is somewhat greater. Construction delays, cost overruns or the inability of the contractor to sell the finished product add an element of risk to such lending.

CONSUMER LENDING
----------------

     The Bank offers other types of loans in addition to real estate mortgage and construction loans. Consumer loans of many types are offered by the Corporation. Some of these loans are loans to purchase automobiles, boats, recreational vehicles and manufactured housing, as well as other secured and unsecured consumer loans. The Bank further makes loans secured by savings accounts at 5% above the rate of the savings instrument. The Bank also makes loans secured by certificates of deposit issued internally. The terms generally do not exceed ten years for manufactured housing loans and five years on other consumer loans. Outstanding consumer loans at December 31, 2001 were $67,290,000.

COMMERCIAL AND AGRICULTURE NON-REAL ESTATE LOANS
------------------------------------------------

     The Bank also makes commercial (including agriculture) non-real estate loans. These loans in general have higher risk associated with them than real estate loans. They are generally secured by inventory, equipment, accounts receivable, etc., or unsecured in some cases backed by appropriate financial condition as per the underwriting standards of the Bank. Agriculture loans are generally secured by machinery, equipment, other miscellaneous assets or unsecured in keeping with the underwriting standards of the Bank. The timely pay back is dependent upon the successful operation of the business or farm. The outstanding balance of non-real estate commercial loans was $39,314,000 at December 31, 2001 and the outstanding balance of non-real estate agriculture loans was $3,818,000 at December 31, 2001.

                                 INVESTMENTS
                                 -----------

INVESTMENT SECURITIES
---------------------

     The Corporation invests in mortgage-backed securities, agency notes and bonds, collateralized mortgage obligations (CMO's), municipal bonds, agency equity securities, asset-backed securities, equity securities and trust preferred securities.

     A substantial portion of the mortgage-backed security portfolio consists of securities that are either insured or guaranteed by FHLMC, FNMA or GNMA. Guaranteed securities are more liquid than individual mortgage loans. At December 31, 2001 the Corporation's mortgage-backed securities portfolio had a carrying value of $53,957,000 or 11.89% of total assets compared to $50,275,000 or 12.41% of total assets at December 31, 2000. Amortized costs of mortgage-backed securities were $50,275,000 at December 31, 2000 and $53,483,000 for the comparable 2001 period. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.

     The Corporation held investments in CMO's for the years ended December 31, 2001 and 2000. At December 31, 2001 and 2000 the Corporation had carrying value of CMO's of $8,885,000 and $9,587,000, respectively. These carrying values represent 1.96% and 2.37% of total assets for the respective year-ends. Amortized cost of CMO's were $8,901,000 and $9,791,000 as of December 31, 2001 and 2000.

     The Corporation had $502,000 and $4,084,000 market value in United States Government-sponsored Agency Obligations at December 31, 2001 and 2000 respectively. These investments represent approximately 0.11% and 1.01% of total assets at those dates. The amortized cost of these securities were $501,000 and $4,085,000 as of December 31, 2001 and 2000, respectively.

     The Corporation invests in municipal securities that are bank-qualified. As of December 31, 2001 and 2000 the Corporation had carrying values of $24,305,000 and $13,816,000, respectively. These investments represent 5.36% and 3.41% of total assets as of December 31, 2001 and 2000.

     The Corporation also invests in agency equity securities. As of December 31, 2001 and 2000 the Corporation had carrying values of $5,723,000 and $2,307,000, respectively.

     The Corporation holds the following equity investments: Federal Reserve Bank Stock of $295,000 for the periods ending December 31, 2001 and 2000 respectively; Federal Home Loan Bank Stock of $1,621,000 and $1,533,000 for the same dates as above; and Community Bankers' Bank Stock of $54,750 and $54,750 for the same dates as above.

     The Corporation also holds investments in corporate bonds of $2,229,000 and $679,000 as of December 31, 2001 and 2000 respectively. These investments represented approximately 0.49% and 0.17% of total assets at those dates.

     The Corporation holds investments in SLMA and SBA issued securities. At December 31, 2001 the Corporation had $2,699,000 in carrying value in these investments.

INVESTMENT ACTIVITIES
---------------------

     Under Federal Reserve regulations, the Bank is required to maintain certain liquidity ratios and does so by investing in certain obligations and other securities that qualify as liquid assets. See "Regulation". As a state chartered bank, the Bank's investment authority is limited by federal and state law which permits investment in, among other things, certain certificates of deposit issued by commercial bank, banker's acceptances, loans to commercial banks for Federal Funds, United States government and agency obligations of state governments, and corporate bonds.

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

                               SOURCES OF FUNDS
                               ----------------

GENERAL
-------

     Deposit accounts have traditionally been the principal source of the Corporation's funds for use in lending and for other general business purposes. In addition to deposits, the Corporation derives funds from loan repayments, repayments from securities, FHLB advances, the national certificate of deposit market and loan participation sales. Borrowings and the national certificate of deposit market may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a long-term basis to support expanded lending activities.

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

     The following table sets forth the deposit liabilities of the Corporation at December 31, 2001.

                            Weighted            Minimum     Amount
                             Average            Balance       In          % of
Type of Account               Rate     Term     Deposit    Thousands     Total
---------------               ----     ----     -------    ---------     -----

Checking Account              0.00%    none     $ 100.00   $ 50,248     12.81%
Interest Checking             1.36     none       100.00     24,067      6.14
Statement Savings             2.10     none        25.00     60,167     15.34
Money Market
   Deposit Accounts           2.37     none       500.00     13,397      3.42
Christmas Club Accts          2.25     none         5.00         74      0.02
Individual Retirement
   Accounts                   6.01     various    500.00     38,892      9.92
Certificates of Deposit
   Accounts                   4.66     various    500.00    205,248     52.35
                                                           --------    ------

Totals                                                     $392,093    100.00%
                                                           --------    -------

     The variety of deposit accounts offered by the Corporation and the competitive rates paid on these deposit accounts have increased the Corporation's ability to retain deposits and has allowed it to be more competitive in obtaining new funds, reducing the threat of disintermediation (the flow of funds away from deposit institutions into direct investment vehicles such as government and corporate securities). As customers have become more rate conscious and willing to move funds to higher yielding accounts, the ability of the Corporation to attract and maintain deposits and the Corporation's cost of funds have been, and will continue to be, significantly affected by money market conditions.

     The following table sets forth information relating to the Corporation's deposit flows during the years indicated.

                                                Years Ended December 31
(In Thousands)                                  2001       2000       1999
--------------                                  ----       ----       ----

Increase (decrease) in deposits before
   interest credited back to accounts           $ 28,516  $ 25,586  $ 22,698
Interest credited back to accounts                17,262    14,536    11,154
                                                --------  --------  --------

Net increase in deposits                          45,778    40,122    33,852
                                                --------  --------  --------

Total deposits at year end                      $392,093  $346,315  $306,193
                                                --------  --------  --------

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

     The Bank also has established credit arrangements with several of its correspondent banks. At December 31, 2001 the Bank had approximately $96,010,000 of unused lines of credit, including FHLB unused lines of credit, to fund any necessary cash requirements.

     The following table sets forth certain information as to the Corporation's advances and other borrowings at the dates indicated. See Notes 8, 9 and 15 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for information as to rates, maturities, average balances and maximum amounts outstanding.

                                                     December 31,
(In Thousands)                            2001          2000        1999
--------------                            ----          ----        ----

Advances from FHLB                       $23,214       $23,357     $18,500
Guaranteed preferred beneficial
  interests in corporation's junior
  subordinated debt securities             7,500         7,500       7,500
Other borrowings                             269           312          99
                                         -------       -------     -------
  Total borrowings                       $30,983       $31,169     $26,099

     In January of 1998 the Corporation issued $7,500,000 of trust-preferred securities through its subsidiary Highlands Capital Trust I. The proceeds from this issue are included in the Corporations' Tier 1 and Tier 2 capital up to specified levels according to federal regulations. This subordinated note was issued with a final maturity of 30 years and a ten-year call option at the discretion of Corporation. The issue of these trust-preferred securities has enabled the Corporation to continue expansion while maintaining a well-capitalized position according to regulatory standards.

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

                                   EMPLOYEES
                                   ---------

     The Corporation at December 31, 2001, had 196 full time employees. None of these employees are represented by a collective agent, and the Corporation believes its employee relations are excellent.

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

     The Bank formed a wholly-owned subsidiary, Highlands Union Insurance Services, Inc., on October 8, 1999 for the purpose of selling insurance services through Bankers' Insurance, LLC. The Bank, through Highlands Union Insurance Services, Inc. joined a consortium of approximately sixty other financial institutions to form Bankers' Insurance, LLC. Bankers' Insurance LLC as of December 31, 2001 had purchased six full service insurance agencies across the state of Virginia.

     The Bank also formed a wholly-owned subsidiary, Highlands Union Financial Services, Inc., on March 5, 2001 for the purpose of selling non-banking financial products through Independent Community Bankers' Financial Services.

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

     The FHFB is required to adopt regulations establishing standards of community investment or service for members of the Federal Home Loan Banks as a condition for continued access to advances. The regulations are to take into account the record of performance of the institution under the Community Reinvestment Act of 1977 and its record of lending to first time homebuyers.

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

     Prompt corrective action measures adopted in FDICIA and which became effective on December 19,1992, impose significant new restrictions and requirements on depository institutions that fail to meet their minimum capital requirements. Under new Section 38 of the Federal Deposit Insurance Act ("FDI Act"), the federal banking regulatory agencies have developed a classification system pursuant to which all depository institutions are placed into one of five categories based on their capital levels and other supervisory criteria: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.

     The Bank met the requirements at December 31, 2001 to be classified as "well capitalized". This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Corporation's overall financial condition.

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

     The Commonwealth of Virginia imposes an income tax on corporations domiciled in the state. The Virginia taxable income is based on the federal taxable income with certain adjustments for interest and dividend income on obligations of securities of the United States and states other than Virginia. The tax rate is 6% of taxable income of the Corporation, exclusive of the Bank and Highlands Union Insurance Services.

     See Note 5 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for additional information regarding the income taxes of the Company.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES
----------------------------------------------------------------------------
AND INTEREST DIFFERENTIAL
-------------------------

                                                                       Year Ended December 31,
                                                       2001                        2000                      1999
                                                                       (Dollars in Thousands)
                                       Average                Yield/  Average              Yield/  Average             Yield/
                                       Balance     Interest    Rate   Balance   Interest    Rate   Balance   Interest   Rate
                                       -------     --------    ----   -------   --------    ----   -------   --------   ----

     ASSETS
Interest earning assets
(taxable-equivalent
 basis)

Loans (net of un-
  earned discount)/(2)/                $309,753    $ 27,574    8.90%  $277,115  $ 25,077    9.05%  $246,687  $21,873   8.87%
Securities /(1)//(3)/                    87,254       5,107    6.40     80,315     5,218    6.69     64,475    3,733   5.79
Federal funds sold                        9,133         317    3.47      1,834       123    6.68      1,446       65   4.50
                                       --------    --------   -----   --------  --------   -----   --------  -------  -----

Total interest-earning
  assets                               $406,140    $ 32,998    8.24%  $359,264  $ 30,418    8.51%  $312,608  $25,671   8.22%

     LIABILITIES
Interest-bearing
 liabilities :

Interest bearing dep.                  $322,847    $ 16,740    5.19%  $283,484  $ 15,610    5.51%  $255,385  $12,810   5.02%
Other interest-bearing                   31,117       2,146    6.90     31,169     2,090    6.71     19,262    1,357   7.05
                                       --------    --------   -----   --------  --------   -----   --------  -------  -----
 liabilities

Total interest-bearing
 liabilities                           $353,964    $ 18,886    5.34%  $314,653  $ 17,700    5.63%  $274,647  $14,167   5.16%
                                       --------    --------   -----   --------  --------   -----   --------  -------  -----

Net interest income                                $ 14,112                     $ 12,718                     $11,504
Net margin on int.
 earning assets on a
 tax equivalent basis                                          3.59%                        3.59%                      3.70%
Average interest
 spread                                                        2.90%                        2.88                       3.06%

/(1)/ Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free investments. Virginia banks are exempt from state income tax.
/(2)/ For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
/(3)/ The yield on securities classified as available for sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by FAS115

     As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceeds the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities. The following table attributes changes in net interest income either to changes in average volume or to changes in interest rates. Dollar changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

INCREASE / (DECREASE) DUE TO VOLUME AND RATE
--------------------------------------------

                                               2001 Compared to 2000                          2000 Compared to 1999

:                                   Increase          Increase                         Increase          Increase
                                 (decrease) due    (decrease) due                   (decrease) due   (decrease) due
                                  to change in      to change in      Net increase   to change in     to change in    Net increase
Increase (Decrease) in              volume             rate           (decrease)       volume             rate          (decrease)
----------------------              ------             ----            ---------       ------             ----          ----------

INTEREST INCOME
Securities.................    $       464        $      (576)      $    (112)      $   1,000        $      485        $  1,485
Federal funds sold.........            488               (293)            195              17                41              58
Loans......................          2,955               (458)          2,497           2,699               505           3,204
                               -----------        ------------      ---------       ---------        ----------        --------
Total Income Change            $     3,907        $    (1,327)      $   2,580       $   3,716        $    1,031        $  4,747
                               -----------        ------------      ---------       ---------        ----------        --------

INTEREST EXPENSE
Savings and time
  deposits.................    $     2,168        $    (1,038)      $   1,129       $   1,410        $    1,390        $  2,800
Other interest-bearing
  liabilities..............            (4)                 60              57             838              (105)            733
                               -----------        ------------      ---------       ---------        ----------        --------

Total Expense Change           $     2,164        $      (978)      $   1,186       $   2,248        $    1,285        $  3,533
                               -----------        ------------      ---------       ---------        ----------        --------

Increase (Decrease) in
  Net Interest Income          $     1,743        $      (349)      $   1,394       $   1,468        $     (254)       $  1,214
                               -----------        ------------      ---------       ---------        ----------        --------

INVESTMENT PORTFOLIO
--------------------

     The following table presents the maturity distribution, market value, book value and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2001.

                                         (Dollars in Thousands)

                                             One Year       Five Years
                           Within One        Through         Through      After Ten              Market     Book
                              Year         Five Years       Ten Years       Years       Yield     Value     Value
                              ----         ----------       ---------       -----       -----     -----     -----
U.S. Gov Agency           $     -0-       $     -0-        $    502        $    -0-      5.50% $    502   $    501
State & Muni's                  -0-          1,023            1,345         21,937       7.57    24,305     24,378
Mtg-backed Sec /(1)/            90             923            1,660         60,094       5.24    62,767     62,309
Other                           -0-            750            1,500         10,446       4.54    12,696     12,746
                          ---------       ---------        --------        --------    ------   -------   --------

TOTAL                     $     90        $  2,696         $  5,007        $92,477       6.40  $100,270   $ 99,934
                          ---------       ---------        --------        --------    ------   -------   --------

/(1)/ includes investments
in Collateralized Mtg.
Obligations (CMO's)

LOAN PORTFOLIO
--------------

      The table below classifies gross loans by major category and percentage distribution at December 31, 2001 for each of the past five years:

                                                           December 31,
                                                      (Dollars in thousands)
                                    2001                       2000                      1999

    Description              Amount     Percentage      Amount     Percentage     Amount      Percentage
    -----------              ------     ----------     -------     ----------     -------     ----------
Real Estate Secured:
 Residential 1-4 family     $114,556       35.18%      $102,631       35.14%      $ 94,356      36.04%
 Multi-family                  3,011        0.92          3,909        1.34          3,072       1.17
 Commercial, Construction
Land Development              80,673       24.77         61,666       21.11         53,893      20.58
 Second Mortgages              7,737        2.38          5,342        1.83          4,199       1.60
 Equity Line of Credit         4,166        1.28          3,455        1.18          3,536       1.35
 Farmland                      5,065        1.56          4,928        1.69          4,403       1.68
                            --------      ------       --------      ------       --------   --------
                            $215,208       66.09%      $181,931       62.29%      $163,459      62.42%
                            --------      ------       --------      ------       --------   --------

Secured, Other:
 Personal                   $ 60,532       18.59%      $ 63,137       21.62%      $ 60,492      23.10%
 Commercial                   26,002        7.99         26,463        9.06         18,226       6.96
 Agricultural                  3,274        1.01          2,498        0.86          2,408       0.92
                            --------      ------       --------      ------       --------   --------
                            $ 89,808       27.58%      $ 92,098       31.53%      $ 81,126      30.98%
                            --------      ------       --------      ------       --------   --------

Unsecured                   $ 20,614        6.33%      $ 18,059        6.18%      $ 17,258       6.59
                            --------      ------       --------      ------       --------   --------

Loans, gross                $325,630      100.00%      $292,088      100.00%      $261,843     100.00%
                            --------      ------       --------      ------       --------   --------

                                    December 31,
                              (Dollars in thousands)
                                    1998                       1997

    Description              Amount     Percentage      Amount     Percentage
    -----------              ------     ----------     -------     ----------
Real Estate Secured:
 Residential 1-4 family      $ 81,181       34.76%      $ 55,787     29.02%
 Multi-family                   1,888        0.81            166      0.09
 Commercial, Construction
Land Development               45,832       19.63         43,944     22.86
 Second Mortgages               2,606        1.12            704      0.37
 Equity Line of Credit          3,064        1.31          3,433      1.79
 Farmland                       1,768        0.76            865      0.45
                             --------     -------       --------    ------
                             $136,339       58.38%      $104,899     54.57%
                             --------     -------       --------    ------

Secured, Other:
 Personal                    $ 62,366       26.70%      $ 49,406     25.70%
 Commercial                    14,293        6.12         20,609     10.72
 Agricultural                   2,133        0.91          3,139      1.63
                             --------     -------       --------    ------
                             $ 78,792       33.74%      $ 73,154     38.05%
                             --------     -------       --------    ------

Unsecured                    $ 18,406        7.88%      $ 14,187      7.38%
                             --------     -------       --------    ------

Loans, gross                 $233,537      100.00%      $192,240    100.00%
                             --------     -------       --------    ------

     The following table shows the maturity of loans outstanding, inclusive of contractual amortization as of December 31, 2001.

                                                           December 31, 2001
                                                        (Dollars in Thousands)

                                      Within One            After One But          After Five
                                         Year             Within Five Years           Years
                                         ----             -----------------           -----
                                 Fixed         Floating    Fixed   Floating     Fixed      Floating
                                  Rate          Rate        Rate      Rate       Rate       Rate      Total
                                  ----          ----        ----      ----       ----       ----      -----
Real Estate Secured:
  Residential 1-4 family      $     5,984  $    3,320  $   19,501  $   7,121  $23,025  $  55,605  $ 114,556
  Multi-family                        284         -0-       1,913        -0-      814        -0-      3,011
  Commercial, Construction &
    Land Development               14,237       9,567      47,458        198    9,213        -0-     80,673
  Second Mortgages                    940         327       3,670         92    2,340        368      7,737
  Equity Line of Credit               -0-         417         -0-      1,666      -0-      2,083      4,166
  Farmland                          1,776         789       2,133        -0-      367        -0-      5,065

Secured, Other:
  Personal                         18,288         348      40,207         13    1,672          4     60,532
  Commercial                        8,474       5,047      11,198        767      516        -0-     26,002
  Agricultural                        655       1,314       1,169        132        4        -0-      3,274

Unsecured                          11,706       5,741       3,108         11       48        -0-     20,614
                              -----------  ----------  ----------  ---------  -------  ---------  ---------
Loans, Gross                  $    62,344  $   26,870  $  130,357  $  10,000  $37,999  $  58,060  $ 325,630
                              -----------  ----------  ----------  ---------  -------  ---------  ---------

NON-PERFORMING LOANS
--------------------

     The loan portfolio of the Bank is reviewed regularly by senior officers to evaluate loan performance. The frequency of the review is based on a rating of credit worthiness of the borrower utilizing various factors such as net worth, credit history, customer relationship, etc. The evaluations emphasize different factors depending upon the type of loan involved. The commercial and real estate type loans are reviewed on the basis of estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.
     Management review of commercial and other loans may result in a determination that a loan should be placed on a non-accrual of interest basis. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full collectability of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.
     The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. As of the five periods ended December 31, 2001, 2000, 1999, 1998 and 1997, non-accrual loans amounted to $1,159,000, $929,000, $1,152,000, $1,396,000 and $888,000
respectively. Interest income lost on non-accruing loans was approximately $73,000, $121,000, $136,000, $86,000 and $26,000 for the years ended December
31, 2001, 2000, 1999, 1998 and 1997 respectively.

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

The following table presents the Corporation's loan loss experience for the past three years:

                                                        Years Ended December 31,
                                                        (Dollars in Thousands)

                                            2001         2000           1999          1998         1997

Allowance for loan losses at
  beginning of year                    $     2,950     $  2,494       $  2,008     $    1,636    $  1,072

Loans charged off:
    Commercial                                 107           69            357            270          42
    Real Estate                                 10          -0-             27            -0-         -0-
    Consumer                                 1,087          925            710            786         470
    Other                                      -0-          -0-            -0-            -0-         -0-
                                       -----------     --------       --------     ----------    --------

    Total                             $      1,204     $    994       $  1,094     $    1,056    $    512
                                       -----------     --------       --------     ----------    --------

Recoveries of loans previously
charged off:
    Commercial                        $          3     $      6            $97     $       41    $      6
    Real Estate                                -0-          -0-            -0-            -0-          -0-
    Consumer                                   221          167             65            157          68
    Other                                      -0-          -0-            -0-             -0-         -0-
                                      ------------     --------       --------     ----------    --------

Total                                 $        224     $    173       $    162     $       198   $     74
                                      ------------     --------       --------     ----------    --------

Net loans charged off                 $        980     $    821       $    932     $       858   $    438
Provision for loan losses                    1,448        1,277          1,418           1,230      1,002
                                      ------------     --------       --------     ----------    --------

Allowance for loan losses end of      $      3,418     $  2,950       $  2,494     $     2,008   $  1,636
year                                  ------------     --------       --------     ----------    --------

Average total loans (net of unearned  $    309,753     $277,115       $246,687     $   213,069   $175,542
income)
Total loans (net of unearned
income) at year-end                   $    325,460     $291,897       $261,678     $   233,372   $192,005

Ratio of net charge-offs to average
loans                                 0.316%           0.296%         0.378%       0.403%        0.249
Ratio of provision for loan losses to
average loans                         0.467%           0.461%         0.575%       0.577%        0.571
Ratio of provision for loan losses to
net charge-off                        147.755%         155.542%       152.146%     143.357%      228.770
Allowance for loan losses to year
end loans                             1.050%           1.011%         0.953%       0.860%        0.852

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------

     The following table provides an allocation of the allowance for loan losses as of December 31, 2001, 2000, 1999, 1998, and 1997.

                                                     Year Ended December 31,
                                                 Percent of Loans on each category
                                                    (Dollars in Thousands)
                                  2001                                              2000

            Allowance for     Percentage of     Percentage of   Allowance for    Percentage of    Percentage of
             Loan Loss       Total Loan Loss     Total Loans      Loan Loss     Total Loan Loss    Total Loans
             ---------       ---------------     -----------      ---------     ---------------    -----------

Commercial  $     857            25.06%              7.98%      $      739          25.06%            12.52%
Real Estate       201             5.89              66.09              174           5.89             62.29
Consumer        2,356            68.93              24.92            2,033          68.93             24.09
Other       $       4             0.12               1.01                4           0.12              1.10
            ---------        ---------         ----------       ----------      ---------         ---------

Total       $   3,418           100.00%           100.00%       $    2,950         100.00%          100.00%
            ---------        ---------         ----------       ----------      ---------         ---------

                                 1999

             Allowance for   Percentage of     Percentage of
               Loan Loss    Total Loan Loss     Total Loans
               ---------    ---------------     -----------
Commercial   $      625        25.06%              10.34%
Real Estate         147         5.89               62.42
Consumer          1,719        68.93               26.01
Other                 3         0.12                1.23
             ----------    ---------           ---------

             $    2,494       100.00%             100.00%
             ----------    ---------           ---------

                                   1998                                              1997

              Allowance for   Percentage of   Percentage of     Allowance for    Percentage of   Percentage of
                Loan Loss    Total Loan Loss   Total Loans        Loan Loss     Total Loan Loss   Total Loans
                ---------    ---------------   -----------        ---------     ---------------   -----------

Commercial    $      503            25.05%        10.38%        $      540            33.01%          12.73%
Real Estate          118             5.88         58.38                167            10.21           54.57
Consumer           1,384            68.92         30.04                882            53.91           31.07
Other                  3             0.15          1.20                  6             0.36            1.63
Unallocated           -0-               0             0                 41             2.51               0
              ----------     ------------      --------         ----------         --------        --------

Total         $    2,008           100.00%       100.00%        $    1,636           100.00%         100.00%
              ----------     ------------      --------         ----------         --------        --------

DEPOSITS
--------

     The following table provides a breakdown of deposits at December 31 for the years indicated is as follows:

                                                                  December 31,
                                                             (Dollars in Thousands)

                                                 2001                 2000             1999
                                                 ----                 ----             ----

Non-interest bearing demand deposits          $   50,248           $   45,343       $   39,504
Interest bearing demand deposits                  37,464               25,697           26,074
Savings deposits                                  60,166               45,826           44,751
Time deposits                                    244,215              229,449          195,864
                                              ----------           ----------       ----------

  Total Deposits                              $  392,093           $  346,315       $  306,193
                                              ----------           ----------       ----------

     The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

                                              Year Ended December 31,
                                                (Dollars in Thousands)

                                   2001                   2000                   1999
                          Amount         Rate    Amount         Rate    Amount         Rate

Non-interest bearing
demand deposits          $ 47,271        0.00%  $ 42,228        0.00%  $ 38,651        0.00%
Interest-bearing demand
deposits                   29,003        2.80     25,636        3.52     24,728        3.59
Savings deposits           52,655        3.38     47,474        4.01     44,506        4.00
Time deposits             241,190        5.85    210,374        6.08    186,151        5.45
                         --------               --------               --------

Total                    $370,119               $325,712               $294,036
                         --------               --------               --------

     The remaining maturities of time deposits at December 31, 2001 are as follows (in thousands) :

        Maturity

3 months or less..............................$ 64,800
Over 3 through 12 months...................... 111,295
Over 12 months................................  68,120
                                                ------

   Total                                      $244,215
                                              --------

INTEREST RATE SENSITIVITY ANALYSIS
----------------------------------

     Interest rate risk refers to the exposure of the Corporation's earnings and market value of equity ("MVE") to changes in interest rates. The amount of change in net interest income and MVE resulting from shifts in interest rates is determined by contractual maturity of fixed rate instruments, the repricing date for variable rate instruments, competition and customer reactions.

     The Corporation runs simulation models through a range of positive and negative interest rate movements to determine the effect these shifts in interest rates would have on the market value of the Corporation's equity. The market value is determined by applying a discount rate to the Corporations interest-earning assets and interest-bearing liabilities based on current rate levels at the time the model is run and calculating the present value of future cash flows.

     There are several common sources of interest rate risk that must be effectively managed to maintain minimal impact on the Corporation's earnings and capital. Repricing risk comes largely from timing differences in the pricing of interest-earning assets and interest-bearing liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest and principal payments and maturing assets at lower or higher rates. Basis risk arises when different yield curves or pricing indices do not change at precisely the same moment in time or magnitude so that earning assets and interest-bearing liabilities with the same maturity are not affected equally. Yield curve risk refers to unequal movements in short-term and long-term interest rates

     The following table provides the maturities of investment securities, loans, and deposits as of December 31, 2001, and measures the interest rate sensitivity gap for each range of maturity indicated: The amounts below also reflect various prepayment assumptions.

                                                      December 31, 2001
                                                    (Dollars in Thousands)
                                                             Maturing

                                                   Within One      After One But        After Five
                                                       Year      Within Five Years       Years            Total
                                                       ----      -----------------       -----            -----
ASSETS
Interest-bearing
    Investment Securities                        $   18,090     $     20,629         $  61,551      $  100,270
    Fed Funds Sold                                    1,320               -0-               -0-          1,320
    Loans                                            90,439          138,620            92,983         322,042
Noninterest-bearing
    Other Assets                                         -0-              -0-           30,113          30,113
                                                 ----------     ------------         ---------      ----------
Total Assets                                     $  109,849     $    159,249         $ 184,647      $ 453,745
                                                 ----------     ------------         ---------      ----------

LIABILITIES AND SHARE-
    HOLDERS' EQUITY
Interest-bearing
 /(1)/All Interest-bearing Deposits              $  274,115     $     65,333         $   2,397      $ 341,845
    Other Interest-bearing Liab.                     13,174           10,187             7,622         30,983
Noninterest-bearing
    Demand Deposit Non-Interest                          -0-              -0-           50,248         50,248
    Other Liabilities                                 3,217               -0-               -0-         3,217
    Shareholders' Equity                                 -0-              -0-           27,452         27,452
                                                 ----------     ------------         ---------      ----------
Total Liabilities and Shareholders'
    Equity                                       $  290,506     $     75,520         $  87,719      $ 453,745
                                                 ----------     ------------         ---------      ----------

Interest Rate Sensitivity GAP                    $ (180,657)    $     83,729         $  96,928      $      -0-

/(1)/ For purposes of this schedule, the Corporation includes 100% of its statement savings, NOW and
MMDA's in the one-year bucket

ASSET LIABILITY MANAGEMENT
--------------------------

     The Corporation's primary objectives for asset and liability management are to establish internal controls and procedures that will result in managing interest rate risk, liquidity management, capital planning, asset mix and volume control, and loan and deposit pricing. The Asset and Liability Committee
(ALCO) is headed by the CEO and includes management personnel from the different areas of the Bank. The Committee meets on a monthly basis.
     Interest rate risk refers to the exposure of the Corporation's earnings to changes in interest rates. There are several sources of interest rate risk that must be effectively managed if there is to be minimal impact on the Corporation's earnings and capital. Repricing risk arises from timing differences in the repricing of assets and liablilites. Reinvestment risk refers to the ability or lack therof to reinvest cash flows of maturing assets at lower or higher rates.
     In determining the appropriate level of interest rate risk, the ALCO reviews the changes in projected net interest income subject to various changes in the interest rates. To help effectively measure interest rate risk, the ALCO utilizes rate sensitivity and simulation analysis to determine the impact on net interest income as well as the changes in the Economic Value of Equity. Simulation analysis is used to subject or "shock" the current repricing and maturing amounts to rising and falling interest rates. Rate change increments of 1% and 2% up and down are used in the monthly simulation analysis. Loan and investment security prepayments are estimated using current market information. The following table shows the estimated cumulative impact on net interest income for the next 12 months as of December 31, 2001, subject to the specified interest rate changes.

Rate change               % change in net        $ change in net
increment                 interest income        interest income

Up 1%                     -8.04%                 $  -1,485,680

Up 2%                     -4.11%                 $    -759,662

Down 1%                    4.49%                 $     847,679

Down 2%                    8.65%                 $   1,599,999

LIQUIDITY
---------

     Liquidity is the measure of the Corporation's ability to generate sufficient funds in order to meet customer's demands for withdrawal of deposit balances and for the funding of loan requests. The Corporation maintains cash reserves, in accordance with

Federal Reserve Bank guidelines, and has sufficient flow of funds from investment security payments as well as loan payments to meet current liquidity needs.
     Management of the Corporation continuously monitors and plans the Corporation's liquidity position for future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank Management believes that these sources of funds provide sufficient and timely liquidity for the foreseeable future.
     The Corporation's major source of funding and liquidity is derived from its deposit base. The mix of the deposit base (demand deposits, statement savings, certificates of deposit, money market and interest checking) is constantly subject to change. During 2001, as reflected in the Consolidated Balance Sheets, the deposit mix changed with an increase in non-interest bearing demand deposits of $4.9 million, an increase in interest-bearing NOW and Money Market deposits of $11.8 million, an increase in statement savings deposits of $14.3 million and an increase in total time deposits of $14.8 million. During 2000 total deposits increased $40.1 million.
     The Corporation had approximately $100.3 million in investment securities at December 31, 2001. The Corporation utilizes its investment portfolio as a secondary form of liquidity. Management has designated $98.3 million of the investment portfolio as available for sale under the requirements of FAS 115. Under this designation the Corporation has the ability to sell any of these available for sale securities to meet extraordinary liquidity needs.
     The Consolidated Statements of Cash Flows appearing in the financial statements of the Corporation reflects a net decrease in cash and cash equivalents of $3.1 million over the comparable 2000 period. This decrease was greatly due to the use of cash and cash equivalents for the Corporation's investments in loans and investment securities
     Liquidity strategies are implemented and monitored on a daily basis by the Corporation's Asset Liability Committee (ALCO). The Committee uses a simulation model to assess future liquidity needs of the Corporation and to manage the investment of funds. The ALCO Committee meets formally on a monthly basis

RETURN ON EQUITY AND ASSETS
---------------------------

     The following table highlights certain ratios for the periods indicated:

                                              Year Ended December 31,
                                                    (Percentage)

                                                2001   2000   1999
                                                ----   ----   ----
Net income to:
    Average total assets                        0.77   0.78   0.64
    Average shareholders' equity               12.78  13.69  11.13

Dividend payout ratio(dividends declared per
    share divided by net income per share)      6.39   6.21   7.04

Average shareholders' equity to average total
    assets ratio                                6.00   5.71   5.71

ITEM 2. PROPERTIES
------------------

     The Corporation's and the Bank's main offices are located at 340 W. Main Street, Abingdon, Virginia. The main office is a two-story brick structure owned by the Bank. The Bank utilizes the entire structure for its day-to-day operations. Attached to the main office is a four-lane drive thru facility constructed in 1998. The new drive thru replaced an older unit that was detached from the main office's structure. The main office opened for operations in 1985. In addition, the Bank has three other branch locations within Washington County, Virginia. The East Abingdon branch is a one story brick facility located at 24412 Maringo Road that operates as a full service branch. The branch was completed and opened for operation in 1993. The West Abingdon location operates as an "express facility." This location contains four drive thru lanes and a walk-up window. This is a limited service facility. The West Abingdon Express branch was completed and opened for operations in 1994 and is located at Exit 14, I-81, Jonesboro Road, Abingdon, Virginia. During 1998, the Bank constructed and placed in service a two-story brick building located at 506 Maple Avenue, Glade Spring, Virginia. The Glade Spring Office is a full service location with four drive thru lanes. The Bank also has two full service branch locations within the City of Bristol, Virginia. The East Bristol office is located at 999 Old Airport Road, Bristol, Virginia. This is a two story brick building with interior customer loan and deposit areas as well as a four lane drive thru unit. The office was completed and opened for operations in 1988. The Commonwealth office is located at 821 Commonwealth Avenue, Bristol, Virginia. This is a two story block building with full service customer service areas and a four lane drive thru facility. The Bank also operates its dealer finance division out of the Commonwealth office. This office was completed and opened for operations in 1995. The Bank also has a full service branch at 1425 North Main Street, Marion, Virginia. The branch was placed in service in December of 1997. It is a two story brick building and operates as a full service branch. The Marion office has four drive thru lanes and a drive-up ATM. The Bank also owns a vacant lot, located approximately 1/2 mile from the branch on North Main Street, that originally had a drive-up ATM on location. The ATM was relocated to the Marion branch during 2001. This property is free of all liens. All of the Bank's branch locations except Marion have an on premises ATM. All branch properties are owned by the Bank and are free of liens. In September 1998, the Bank acquired the adjacent building to its Commonwealth office to facilitate future expansion. This is a one story brick structure, located at 801-805 Commonwealth Avenue, Bristol, Virginia and is currently leased. A note payable to the sellers was executed and is secured by a first deed of trust. The balance on the note as of December 31, 2000 was approximately $73,000. Also during 1998, the Bank initiated an off premises ATM program. This program has continued to expand to include 27 offsite ATMs purchased and installed throughout the Bank's market areas. Six machines are placed in Bristol, Virginia; one is installed in Bristol, Tennessee; nine are installed in Washington County, Virginia; two in Russell County, Virginia; seven in Smyth County, Virginia, one in Wythe County, Virginia, and one in Boone, North Carolina. All machines are free of liens. During 1999 the Bank purchased a building, across from the Main Office in Abingdon, to provide for expansion of the Bank's operations. The building is a brick and frame structure that is being used to house the Bank's Financial Services Department, the Collections Department, the Bank's credit card, Human Resources department, Customer Call Center, Check Card and ATM Card Operations department, Security and Facilities department as well as the Bank's Check Printing Department. The office space not currently being used by the Bank is being leased to one other business. This property is free of any liens. On September 23, 2000, the Bank closed on the purchase of a branch office of a bank in Rogersville, Tennessee. This purchase included all deposit accounts, approximately $3.9 million, overdraft protection accounts, approximately $54 thousand, specified furniture and equipment, approximately $7 thousand, and the building and real estate, approximately $639 thousand. The branch office is a one-story masonry and concrete structure constructed in 1985. The branch is located at 410 Highway 66 South in Rogersville, Tennessee. This building is being used as a Highlands Union Bank full service facility with two drive-thru lanes and a drive-up ATM. The Bank has also purchased a tract of land located at 1250 Volunteer Parkway in Bristol, Tennessee for future expansion. The land is approximately 1.08 +/- Acres and is currently zoned B-3. This property is free of any liens. The Bank also purchased a tract of land located off of Highway 11W in Bristol, Tennessee, known as Bristol West Development, for future expansion. The land is approximately 1/2 acre and is currently zoned B-3. This property is free of any liens. The Bank also purchased a lot in Boone, North Carolina for a branch site. This 1.293 acre tract is located on Highway 105 in the Town of Boone. During 2000 the Bank began construction of a two-story brick building that opened as a full service branch of the Bank in January of 2001. The Seller of this property originally financed $250,000 of the purchase price of the land. The balance of this note as of December 31, 2001 was approximately $237 thousand

     The Corporation acquired a commercial building during 1997 that is located at 266 West Plumb Alley, Abingdon, Virginia. The building is a two story concrete structure that was originally constructed by another bank for use as an operations center. During 1997, the Corporation entered into a leasing arrangement with its subsidiary to lease the first floor to be used for its operations center. This lease was expanded to include the second floor of the building that was renovated during 2001. During 2001 the Corporation renovated the second floor of this building and it currently houses the Bank's electronic data processing operations, bookkeeping operations, proof operations and electronic banking operations. The West Plumb Alley property is free of liens. Also during 1998, the Corporation purchased the adjacent property to the operations center. The property purchased is a one story brick structure which is currently leased. It is management's intention to utilize the property as growth continues. The property is owned free and clear of all liens.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Corporation is not involved in any pending legal proceedings, other than non-material legal proceedings undertaken in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                  PART II.
                                  --------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

     There is no established trading market for the stock of Highlands Bankshares, Inc. At December 31, 2001 the Corporation has approximately 1,130 stockholders of record. The Corporation acts as its own registered Stock Transfer Agent, without charging a transfer fee, ensuring that all applicable federal guidelines relating to stock transfers are enforced. The Corporation maintains a list of individuals who are interested in purchasing its common stock and connects these people with stockholders' who are interested in selling their stock. These parties negotiate the per share price independent of the Corporation. The stock transfer agent of the Corporation attempts to keep a record of what the stock sales are trading at by asking the parties about the trade price per share.

Please refer to the table below entitled Common Stock Performance for a breakdown of the trades for the four quarters of 2001 and 2000. It is the opinion of management that this range accurately reflects the market value of the Corporations common stock at the present time.

    Common Stock Performance-December 31, 2001

                                         Quarterly
                                         ---------
                   High       Low         Average
                   ----       ---        ---------

First Quarter     $28.00     $25.00         $25.44

Second Quarter    $25.00     $24.00         $25.00

Third Quarter     $25.50     $25.00         $25.19

Fourth Quarter    $25.50     $25.00         $25.15

      Common Stock Performance-December 31 2000

                                         Quarterly
                                         ---------
                   High       Low         Average
                   ----       ---        ---------

First Quarter     $24.00     $22.00         $22.71

Second Quarter    $27.00     $24.00         $19.40

Third Quarter     $25.00     $25.00         $25.00

Fourth Quarter    $25.00     $25.00         $25.00

The Corporation's Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition and capital requirements and upon general business conditions. The Corporation declared and paid annual cash dividends of $211,000 or $0.08 per share during 2001 and $185,000 in cash dividends or $0.07 per share during 2000. The Parent Company's principal asset is its investment in the Bank, a wholly owned consolidated subsidiary. The primary source of income for the Parent Company historically has been dividends from the Bank. Regulatory agencies limit the amount of fund that may be transferred from the Bank to the Parent Company in the form of dividends, loans or advances.

     Under applicable laws and without prior regulatory approval, the total dividend payments of the Bank in any calendar year are restricted to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. The total dividends that may be declared in 2002 without regulatory approval totals $6,998 plus year-to-date 2002 net profits as of the declaration date.

     At March 13, 2002, there were approximately 1,215 holders of the Corporation's common stock (based on the number of record holders as of that date).

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

     The following table sets forth certain selected consolidated financial data for the past five years.

                                    Years Ended December 31,
                        (Dollars in thousands, except per share data)

                                            2001        2000        1999        1998        1997
                                            ----        ----        ----        ----        ----

Income Statement Amounts:

     Gross interest income             $    32,998    $ 30,418    $ 25,671    $ 22,897    $ 18,781
     Gross interest expense                 18,887      17,700      14,167      13,401      10,321
     Net interest income                    14,111      12,718      11,504       9,496       8,460
     Provision for possible loan
       Losses                                1,448       1,277       1,418       1,230       1,002
     Net interest income after
       provision                            12,663      11,441      10,086       8,266       7,458
     Other operating income                  3,364       2,480       1,353       1,367         842
     Other operating expense                11,619       9,713       8,187       6,962       5,382
     Income before income taxes
       and other items                       4,408       4,208       3,252       2,671       2,918
     Income taxes                            1,107       1,229       1,121         896         966
     Income before cumulative
       effect of change in
       accounting principles                 3,301       2,979       2,131       1,775       1,952
     Cumulative effect of change
       in accounting principles                 -0-         -0-         -0-         -0-         -0-
     Net income                        $     3,301    $  2,979    $  2,131    $  1,775       1,952

Per Share Data /(1)/:

     Net income per share              $      1.25    $   1.13    $   0.85    $   0.72    $   0.80
     Cash dividends per share                 0.08        0.07        0.06        0.05          -0-
     Book value (at year end)                10.38        9.17        7.77        7.33        6.82

Balance Sheet Amounts (at year-
     end):

     Total assets                      $   453,745    $405,212    $358,348    $307,764    $258,236
     Total loans (net of unearned
       income)                             325,460     291,895     261,678     233,371     192,005
     Total deposits                        392,093     346,315     306,193     272,341     236,646
     Long-term debt                         10,483      18,669      10,599       6,763       2,614
     Guaranteed preferred
       beneficial interests in
       junior subordinated debt
       securities                            7,500       7,500       7,500       7,500          -0-
     Total equity                           27,452      24,183      20,408      18,279      16,802

     /(1)/ Adjusted for 1999 two-for-one stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     The information required herein is incorporated by reference from pages 8 to 12 of the Annual Report to Stockholders for the fiscal year ended December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

     The information required herein is incorporated by reference to pages 23-26 of the Corporation's Form 10-K on Interest Rate Sensitivity Analysis, Asset Liability Analysis and Liquidity Analysis for the fiscal year ended December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The financial statements and supplementary data required herein are incorporated by reference from pages 20 to 40 of the Annual Report to Stockholders for the fiscal year ended December 31, 2001.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

     None.

PART III.
---------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information required herein is incorporated by reference to "The Board of Directors", "Executive Officers Who Are Not Directors", "Security Ownership of Certain Beneficial Owners" and "Compliance With Filing Requirements Under the Securities Exchange Act of 1934" contained in the definitive proxy statement for the Registrant's 2002 Annual Meeting of Stockholders to be subsequently filed.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information required herein is incorporated by reference to "Remuneration" contained in the definitive proxy statement for the Registrant's 2002 Annual Meeting of Stockholders to be subsequently filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information required herein is incorporated by reference to "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" contained in the definitive proxy statement for the Registrant's 2002 Annual Meeting of Stockholders to be subsequently filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information required herein is incorporated by reference to "Certain Transactions" contained in the definitive proxy statement for the Registrant's 2002 Annual Meeting of Stockholders to be subsequently filed.

PART IV.
--------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a) (1) The following financial statements are incorporated by reference into Item 8 hereof from Exhibit 13 hereof:

              Consolidated Statements of Financial Condition as of December 31, 2001, 2000 and 1999

              Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2001

              Consolidated Statements of Stockholder's Equity for each of the years in the three year period ended December 31, 2001

              Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2001

              Notes to Consolidated Financial Statements for December 31, 2001, 2000 and 1999

              Independent Auditors' Report

          (2) All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2001 Consolidated Financial Statements.

     (b) There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

     (c)      Exhibits:

          (3) Articles of Incorporation and Bylaws

              The Registrant's Articles of Incorporation and By-Laws were previously filed as exhibits (4) (1) and (4) (2), respectively, with the Form S-3 Registration Statement filed on March 1, 2002 in connection with the Corporations Dividend Reinvestment Plan.

         (11) Statement Regarding Computation of Per Share Earnings

              The statement regarding computation of per share earnings is included as Note 1 of the Notes to Consolidated Financial Statements in the 2001 Annual Report to Stockholders and is incorporated herein by reference.

         (13) Annual Report to Security Holders

         (21) Subsidiaries of Registrant:

              Highlands Union Bank - a Virginia state chartered commercial bank

              Highlands Capital Trust I - a business pass-through trust organized under the laws of Delaware.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HIGHLANDS BANKSHARES, INC.

Date: February 4, 2001                          BY:/s/ Samuel L. Neese
                                                   ----------------------------
                                                   Samuel L. Neese
                                                   Executive Vice President and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002.

          Signature                                      Title
          ---------                                      -----
/S/ James D Morefield        03-26-02
-------------------------------------
James D. Morefield           Date         Chairman of the Board, and Director

/S/ James D. Morre, Jr.      03-26-02
-------------------------------------
Dr. James D. Moore, Jr.      Date         President

/S/ J. Carter Lambert        03-26-02
-------------------------------------
J. Carter Lambert            Date         Vice Chairman

/S/ Samuel L. Neese          03-26-02
-------------------------------------
Samuel L. Neese              Date         Executive Vice President, and Chief
                                          Executive Officer

/S/ James T. Riffe           03-26-02
-------------------------------------
James T. Riffe               Date         Executive Vice President and Cashier

/S/ William E. Chaffin       03-26-02
-------------------------------------
William E. Chaffin           Date         Director

/S/ E. Craig Kendrick        03-26-02
-------------------------------------
E. Craig Kendrick            Date         Director

/S/ Clydes B. Kiser          03-26-02
-------------------------------------
Clydes B. Kiser              Date         Director

/S/ Charles P. Olinger       03-26-02
-------------------------------------
Charles P. Olinger           Date         Director

/S/ William J. Singleton     03-26-02
-------------------------------------
William J. Singleton         Date         Director

/S/ H. Ramsey White, Jr.     03-26-02
-------------------------------------
Dr. H. Ramsey White, Jr.     Date         Director