Form 10-Q
period 2002-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2002-05-14
CIK 1008579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-27622

                           HIGHLANDS BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                     Virginia                                  54-1796693
          (State or Other Jurisdiction of                   (I.R.S. Employer
          Incorporation or Organization)                  Identification No.)

                   P.O. Box 1128
                Abingdon, Virginia                             24212-1128
     (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code  (276) 628-9181


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No ____
                      -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2002.

     2,644,097 shares of common stock, par value $1.25 per share

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION                                                   REFERENCE
     Item 1.  Financial Statements (Unaudited)

          Consolidated Balance Sheets
               March 31, 2002 and December 31, 2001 ............................       3

          Consolidated Statements of Income
               for the Three Months Ended
               March 31, 2002 and 2001 .........................................       4

          Consolidated Statements of Cash Flows
               for the Three Months Ended
               March 31, 2002 and 2002 .........................................       5

          Consolidated Statements of Changes in
                Stockholders' Equity for the Three
                Months Ended March 31, 2002 and 2001 ...........................       6

          Notes to Consolidated Financial Statements ...........................     7-8

     Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ...................................................    8-10

     Item 3. Quantitative and Qualitative Disclosure of Market Risk ............   10-11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings ................................................      11

     Item 2.  Changes in Securities ............................................      11

     Item 3. Defaults Upon Senior Securities ...................................      11

     Item 4.  Submission of Matters to a Vote of
              Security Holders .................................................      11

     Item 5.  Other Information ................................................      11

     Item 6.  Exhibits and Reports on Form 8-K .................................      11
SIGNATURES .....................................................................      12

Accountant's Report ............................................................      13

                    Part 1. Item 1. -- Financial Information
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                    (Unaudited)       (Audited)
                                                                      March 31,      December 31,
              ASSETS                                                    2002             2001

Cash and due from banks                                                   10,597           10,921
Federal funds sold                                                         4,004            1,320
                                                                    ------------     ------------

              Total Cash and Cash Equivalents                             14,601           12,241

Investment Securities available for sale                                  97,360          100,270
(amortized cost 97,190 as of March 31, 2002,
99,934 as of December 31, 2001)
Loans, net of allowance for loan losses of 3,527
March 31, 2002, 3,418 December 31, 2001                                  330,067          322,042
Premises and Equipment, net                                               12,889           12,900
Interest Receivable                                                        2,909            2,904
Other Assets                                                               3,616            3,388
                                                                    ------------     ------------

              Total Assets                                          $    461,442     $    453,745
                                                                    ============     ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits

              Noninterest bearing                                   $     52,030     $     50,248
              Interest bearing                                           341,916          341,845
                                                                    ------------     ------------

              Total Deposits                                             393,946          392,093
                                                                    ------------     ------------

Federal funds purchased                                                        -                -
Interest, taxes and other liabilities                                      3,490            3,217
Other short term borrowings                                               19,000           13,000
Long-term debt                                                             9,472           10,483
Capital Securities                                                         7,500            7,500
                                                                    ------------     ------------
                                                                          39,462           34,200
                                                                    ------------     ------------

              Total Liabilities                                          433,408          426,293
                                                                    ------------     ------------

              STOCKHOLDERS' EQUITY

Common Stock (2,644,097 shares issued and outstanding, respectively)       3,305            3,304
Additional paid-in capital                                                 6,074            6,063
Retained Earnings                                                         18,543           17,863
Accumulated other comprehensive income                                       112              222
                                                                    ------------     ------------

              Total Stockholders' Equity                                  28,034           27,452
                                                                    ------------     ------------

              Total Liabilities and Stockholders' Equity            $    461,442     $    453,745
                                                                    ============     ============

See accompanying notes to Consolidated Financial Statements and Accountant's Report

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                        CONSOLIDATED STATEMENTS OF INCOME
                                    unaudited
                      (In thousands, except per share data)

                                                                        March 31,      March 31,
INTEREST INCOME                                                           2002           2001
                                                                          ----           ----
  Loans receivable and fees on loans                                    $ 6,610        $ 6,888
  Securities available for sale
     Taxable                                                                936          1,116
     Exempt from taxable income                                             288            205
  Federal funds sold                                                         16             97
                                                                        -------        -------
     Total Interest Income                                              $ 7,850        $ 8,306
                                                                        -------        -------
INTEREST EXPENSE
  Deposits                                                                3,168          4,380
  Federal funds purchased                                                     3             --
  Other borrowed funds                                                      568            538
                                                                        -------        -------
     Total interest expense                                               3,739          4,918
                                                                        -------        -------

     Net interest income                                                $ 4,111        $ 3,388

ALLOWANCE FOR LOAN LOSSES                                               $   412            430
                                                                        -------        -------

     Net interest income after allowance for loan losses                $ 3,699        $ 2,958
                                                                        -------        -------

NON-INTEREST INCOME
  Securities gains (losses), net                                        $   (24)       $   152
  Service charges on deposit accounts                                       509            499
  Other service charges, commissions and fees                               149            120
  Other operating income, rents                                              21             20
                                                                        -------        -------
     Total Non-Interest Income                                          $   655        $   791
                                                                        -------        -------

NON-INTEREST EXPENSES
  Salaries and employee benefits                                        $ 1,751        $ 1,509
  Occupancy expense of bank premises                                        144            132
  Furniture and equipment expense                                           366            310
  Other operating expenses                                                  843            785
                                                                        -------        -------
     Total Non-Interest Expenses                                        $ 3,104        $ 2,736
                                                                        -------        -------

     Income Before Income Taxes                                         $ 1,250        $ 1,013

  Income Tax Expense                                                        332            280
                                                                        -------        -------

     Net Income                                                         $   918        $   733
                                                                        =======        =======

Basic Earnings Per Common Share Weighted Average                        $  0.35        $  0.28
                                                                        =======        =======

Earnings Per Common Share - assuming dilution                           $  0.33        $  0.27
                                                                        =======        =======

  See accompanying notes to Consolidated Financial Statements and Accountant's report

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    unaudited
                                 (In thousands)

                                                                                               Accumulated
                                           Common Stock        Additiaonal                        Other            Total
                                           ------------          Paid-in        Retained      Comprehensive    Stockholders'
                                         Shares    Par Value     Capital         Earnings        Income            Equity
                                         -------  -----------  ------------    -----------    --------------  --------------
 Balance, December 31, 2000              2,637     $  3,296     $   5,952       $  14,773     $     162        $  24,183

 Comprehensive income:
      Net income                             -            -             -             733             -              733
      Change in unrealized gain
        (loss) on securities available
        for sale, net of deferred
        income tax expense of $ 148          -            -             -               -           287              287
   Less: reclassification adjustment         -            -             -               -             1                1
                                                                                                               ---------

          Total comprehensive income         -            -             -               -             -            1,021
                                                                                                               ---------

      Common stock issued for
         stock options exercised, net        1            1            10               -             -               11
      Cash dividend                          -            -             -            (211)            -             (211)
                                         -----     --------     ---------       ---------     ---------        ---------
 Balance, March 31, 2001                 2,638     $  3,297     $   5,962       $  15,295     $     450        $  25,004
                                         -----     --------     ---------       ---------     ---------        ---------



 Balance, December 31, 2001              2,644     $  3,304     $   6,063       $  17,863     $     222        $  27,452

 Comprehensive income:
      Net income                                                                      918                            918
      Change in unrealized gain
        (loss) on securities available
        for sale, net of deferred
        income tax benefit of $ 57                                                                 (122)            (122)
   Less: reclassification adjustment                                                                 12               12
                                                                                                               ---------

          Total comprehensive income                                                                           $     808
                                                                                                               ---------

      Common stock issued for
         stock options exercised, net                     1            11                                             12
      Cash dividend                                                                  (238)                          (238)
                                         -----     --------     ---------       ---------     ---------        ---------

 Balance, March 31, 2002                  2644     $  3,305     $   6,074       $  18,543     $     112        $  28,034
                                         -----     --------     ---------       ---------     ---------        ---------


  See accompanying notes to Consolidated Financial Statements and Accountant's report.

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    unaudited
                                 (In thousands)

                                                                                     Three months               Three months
                                                                                    ended March 31,           ended March 31,
                                                                                         2002                      2001
                                                                                         ----                      ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $                  918    $                  733
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Allowances for loan losses                                                              412                       430
           Depreciation and amortization                                                           243                       212
           Net realized (gains) losses on available for sale securities                             24                      (152)
           Net amortization on securities                                                           36                       (22)
           Amortization of Capital Issue costs                                                       3                         3
          (Increase) decrease in interest receivable                                                (5)                      (26)
          (Increase) decrease in other assets                                                     (158)                     (473)
           Increase in interest, taxes and other
             liabilities                                                                            35                        54
                                                                                ------------------------------------------------
                Net Cash Provided by Operating Activities                       $                1,508    $                  759
                                                                                ------------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Securities available for sale:
           Proceeds from sale of securities                                     $                7,316    $                2,722
           Proceeds from maturities of debt securities                                           6,041                     7,057
           Purchase of securities                                                              (10,591)                  (10,469)
      Net increase in loans                                                                     (8,436)                  (10,481)
      Premises and equipment expenditures                                                         (332)                     (543)
                                                                                ------------------------------------------------
                Net Cash Used in Investing Activities                           $               (6,002)   $              (11,714)
                                                                                ------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in certificates of deposit                        $               (1,132)   $                5,650
      Net increase in demand, savings and other deposits                                         2,985                     5,367
      Increase (decrease) in federal funds purchased                                                 0                         0
      Proceeds from issuance of short-term borrowings                                                                      8,000
      Repayment of short-term borrowings                                                                                       0
      Proceeds from issuance of long-term debt                                                   5,000                         0
      Repayment of long-term debt                                                                  (11)                   (8,000)
      Cash dividends paid                                                                            0                         0
      Proceeds from issuance of common stock                                                        12                        11
                                                                                                                              --
                Net Cash Provided by Financing Activities                                        6,854                    11,028
                                                                                ------------------------------------------------
                Net increase (decrease) in cash and cash equivalents            $                2,360    $                   73

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 12,241                    15,292
                                                                                ------------------------------------------------

 CASH AND CASH EQUIVALENTS AT END OF QUARTER                                    $               14,601    $               15,365
                                                                                ================================================

 SUPPLEMENTAL DISCLOSURE OF NON-CASH
   TRANSACTIONS:

      Unrealized gain (loss) in value of securities available for sale (net of tax effects of $148 and $(57), at
 March 31, 2001 and March 31, 2002, respectively.)                              $                 (110)   $                  288
                                                                                ================================================

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
 Cash paid during the year for:
      Interest                                                                  $                4,166    $                4,954
                                                                                ================================================
      Income taxes                                                              $                   35    $                  300
                                                                                ================================================

  See accompanying notes to Consolidated Financial Statements and Accountant's
                                     Report.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands)

     Note 1. - General The consolidated financial statements conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. The consolidated balance sheet as of December 31, 2001 has been extracted from the audited financial Statements included in the Company's 2001 Annual Report to Stockholders. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Corporation's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.  -  Allowance for Loan Losses
A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31, follows:

                                                2002           2001
                                                ----           ----

     Balance, January 1                        $3,418        $2,950
     Provision                                    412           430
     Recoveries                                    60            45
     Charge-offs                                 (363)         (378)
     Balance, March 31                         -------       -------
                                               $3,527        $3,047
                                               -------       -------

Note 3.  -  Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                                2002           2001
                                                ----           ----

     Tax expense at statutory rate             $ 430         $  344
     Increase (reduction) in taxes from
     Tax exempt interest                         (98)           (70)
     Other, net                                   (0)             6
                                               ------        -------
     Provision for income taxes                $ 332         $  280
                                               ------        -------

Note 4.  - Capital Requirements
Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and its subsidiary as of March 31, 2002.

Entity                        Tier 1     Combined Capital       Leverage
------                        ------     ----------------       --------

Highlands Bankshares.         11.31%         12.46%              7.61%

Highlands Union Bank           9.74%         10.90%              6.51%


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

Note 6 - Earnings Per Share

The number of shares used for the computation of diluted earnings per share includes stock options outstanding. The total number of shares for diluted earnings per share at March 31, 2002, and March 31, 2001 were 2,752,068 and 2,718,082, respectively.

Note 7 - Dividend Reinvestment and Option Cash Purchase Plan

On March 1, 2002 the Company initiated a Dividend Reinvestment and Optional Cash Purchase Plan for its current shareholders. This plan will enable shareholders to reinvest their cash devidends to purchase additional shares of HBI common stock. Shareholders also have the option to make additional cash purchases of stock from $100 to $5,000 per quarter. The plan will attempt to purchase the stock for this plan in the open market, if it cannot fully subscribe with open market purchases then it will purchase the remaining necessary shares from the 50,000 shares allocated to the plan.


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

Results of Operations

Results of operations for the period ended March 31, 2002 reflected net income of $918 thousand, an increase of 25.24% over net income for the corresponding period in 2001. This increase is due primarily to the increase in the Bank's net interest margin. During the last year the Bank has been in a liability sensitive position in its GAP. This means that the Bank's interest-bearing liabilities have been repricing faster than its assets. With the Federal Open Market Committee cutting rates eleven times this has signifacantly improved the Bank's core earning potential. Operating results of the

Company when measured as a percentage of average equity reveals an increase of return on average equity from 11.89% for the three-month period in 2001 to 13.15% for the corresponding period in 2002.

Return on average assets at 0.81% reflects an increase of 14.08% over the comparable 2001 period.

Net interest income for the three months ended March 31, 2002 increased 21.34% approximately $723 thousand over the comparable 2001 period. Average interest-earning assets increased approximately $46.87 million from March 31, 2001 to the current period while average interest-bearing liabilities increased $37.97 million during the same comparative period. The tax-equivalent yield on average interest-earning assets was 7.39% in 2002 representing a decrease of 133 basis points over the yield of 8.72% in 2001. The yield on average interest-bearing liabilities decreased 185 basis points to 3.99% in 2002 as compared to 5.84% in 2001. Non-interest income for the three months ended March 31, 2002 decreased $136 thousand over the comparable 2001 period.

The first quarter provision for possible loan losses totaled $412 thousand, an $18 thousand decrease from the corresponding period in 2001. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs in the first quarter of 2002 were $303 thousand compared with $333 thousand in 2001. Net charge-offs were .09% and .11% of total loans for the quarters ended March 31, 2002 and March 31, 2001. Loan loss reserves increased 15.75% to $3,527 thousand at March 31, 2002 from the comparable 2001 period. Reserves as of March 31, 2002 represent 1.06% of total loans versus 1.01% for the 2001 period.

Financial Position

Total loans have increased from $302.04 million at March 31, 2001 to $333.59 million at March 31, 2002. The loan to deposit ratio has increased from 84.53% at March 31, 2001 to 84.68% at March 31, 2002. Loan demand continues at a high pace even within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $1.72 million at March 31, 2002 or 0.52% of total loans, compared with $1.17 million at March 31, 2001.

Securities totaled approximately $97.36 million (market value) at March 31, 2002 which reflects an increase of $13.42 million or 16.00% from the March 31, 2001 total of $83.93 million. Securities, as of March 31, 2002 are comprised of Mortgage Backed Securities, approximately 59.07% of the total, Agency Notes, approximately 0.53% of the securities portfolio, municipal issues, approximately 27.07% of the securities portfolio, Collateralized Mortgage Obligations (CMO's), approximately 1.71% of the securities portfolio, Corporate Bonds, approximately 2.33% of the total, SBA backed securities, approximately 0.47% of the total, asset backed securities, approximately 1.58% of the total, and equity securities, approximately 7.24% of the securities portfolio. The Company's entire security portfolio is classified as available for sale for both 2002 and 2001 except for the Bank's holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers' Bank stock. These investments (carrying value of $2.18 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Total stockholders' equity of the Company was $28.03 million at March 31, 2002, representing an increase of $3.03 million or 12.12% over March 31, 2001. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($14.60 million at March 31, 2002) and investment securities available for sale ($95.18 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect", "anticipate", "intend" and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including fluctuations in interest rates, changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

Over the past 6 months, management has made a concerted effort to shift a portion of its short term liablilities to longer term maturities. This is being done to help maintain a favorable interest spread once interest rates rise in the future.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's annual report on Form 10-K for December 31, 2001.

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



                           Highlands Bankshares, Inc.



Date: May 4, 2002                   /S/ Samuel L. Neese
     ----------------------------------------------------------------------
                                                 Samuel L. Neese
                                                 Executive Vice President &
                                                 Chief Executive Officer
                                                 (Duly Authorized Officer)




Date: May 4, 2002                  /S/ James T. Riffe
     -------------------------------------------------------------------------
                                                  James T. Riffe
                                                  Executive Vice President &
                                                  Chief Operations Officer
                                                  (Principal Accounting Officer)

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Audit Committee of the Board of Directors
Highlands Bankshares, Inc., and Subsidiaries
Abingdon, Virginia

         We have reviewed the accompanying consolidated balance sheet of Highlands Bankshares, Inc., and Subsidiaries as of March 31, 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

         Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

         We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Highlands Bankshares, Inc., and Subsidiaries as of December 31, 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 1, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                   CERTIFIED PUBLIC ACCOUNTANTS

1969 Lee Highway
Bristol, Virginia 24201
April 30, 2002