Form 10-Q
period 2002-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2002-08-14
CIK 1008579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

                         Commission file number: 0-27622

                           HIGHLANDS BANKSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                  Virginia                                 54-1796693
       State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

              P.O. Box 1128
            Abingdon, Virginia                             24212-1128
  (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code  (276) 628-9181


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2002.

     2,644,658 shares of common stock, par value $1.25 per share

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION                                                           REFERENCE

     Item 1. Financial Statements

        Consolidated Balance Sheets
             June 30, 2002 (Unaudited) and December 31, 2001 (Audited)...............       3

        Consolidated Statements of Income (Unaudited)
             for the Three and Six Months Ended
             June 30, 2002 and 2001..................................................       4

        Consolidated Statements of Cash Flows (Unaudited)
             for the Six Months Ended
             June 30, 2002 and 2001..................................................       5

        Consolidated Statements of Changes in
             Stockholders' Equity (Unaudited) for the Six
             Months Ended June 30, 2002 and 2001.....................................       6

        Notes to Consolidated Financial Statements (Unaudited).......................     7-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..............................................................    8-10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk..............   10-11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.......................................................      11

     Item 2. Changes in Securities and Use of Proceeds...............................      11

     Item 3. Defaults Upon Senior Securities.........................................      11

     Item 4. Submission of Matters to a Vote of
             Security Holders........................................................      11

     Item 5. Other Information.......................................................      11

     Item 6. Exhibits and Reports on Form 8-K........................................      11
SIGNATURES...........................................................................      12

                    Part 1. Item 1. -- Financial Information
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                     (Unaudited)     (Audited)
                                                                                       June 30,     December 31,
        ASSETS                                                                          2002           2001
Cash and due from banks                                                              $  10,336      $   10,921
Federal funds sold                                                                       4,908           1,320
                                                                                     ---------      ----------

        Total Cash and Cash Equivalents                                                 15,244      $   12,241

Investment Securities available for sale                                                93,933          98,299
(amortized cost $95,216 as of June 30, 2002,
$99,934 as of December 31, 2001)
Other Investments                                                                        2,182           1,971
Loans (net of allowance for loan losses of $3,765
June 30, 2002, $3,418 December 31, 2001)                                               331,951         322,042
Premises and Equipment, net                                                             12,927          12,900
Interest Receivable                                                                      2,845           2,904
Other Assets                                                                            10,402           3,388
                                                                                     ---------      ----------

        Total Assets                                                                 $ 469,484      $  453,745
                                                                                     =========      ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
        Noninterest bearing                                                          $  56,412      $   50,248
        Interest bearing                                                               340,182         341,845
                                                                                     ---------      ----------

        Total Deposits                                                               $ 396,594      $  392,093
                                                                                     ---------      ----------

Interest, taxes and other liabilities                                                    2,468      $    3,217
Other short term borrowings                                                             19,142          13,000
Long-term debt                                                                          14,247          10,483
Capital Securities                                                                       7,500           7,500
                                                                                     ---------      ----------
                                                                                        43,357      $   34,200
                                                                                     ---------      ----------

        Total Liabilities                                                            $ 439,951      $  426,293
                                                                                     ---------      ----------

        STOCKHOLDERS' EQUITY

Common Stock (2,644,658 and 2,637,544 shares issued and outstanding, respectively)   $   3,306      $    3,304
Additional paid-in capital                                                               6,088           6,063
Retained Earnings                                                                       19,545          17,863
Accumulated other comprehensive income                                                     594             222
                                                                                     ---------      ----------

        Total Stockholders' Equity                                                   $  29,533      $   27,452
                                                                                     ---------      ----------

        Total Liabilities and Stockholders' Equity                                   $ 469,484      $  453,745
                                                                                     =========      ==========

See accompanying notes to Consolidated Financial Statements

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                   CONSOLIDATED STATEMENTS OF INCOME
                                   unaudited

              (In thousands, except per share data)            Quarter Ended    Quarter Ended    Six Months Ended   Six Months Ended
                                                                  June 30,         June 30,          June 30,           June 30,
INTEREST INCOME                                                     2002            2001               2002               2001
                                                                    ----            ----               ----               ----
     Loans receivable and fees on loans                        $     6,549        $     6,865      $   13,159          $   13,753
     Securities available for sale
          Taxable                                                      890                973           1,826               2,089
          Exempt from taxable income                                   308                279             596                 484
     Federal funds sold                                                 20                 79              36                 176
                                                               -----------       ------------      ----------          ----------
          Total Interest Income                                $     7,767       $      8,196      $   15,617          $   16,502
                                                               -----------       ------------      ----------          ----------
INTEREST EXPENSE

   Deposits                                                    $     2,917       $      4,384      $    6,085          $    8,764
   Federal funds purchased                                               -                  -               3                   -
   Other borrowed funds                                                634                524           1,202               1,062
                                                               -----------       ------------      ----------          ----------

        Total interest expense                                 $     3,551       $      4,908      $    7,290          $    9,826
                                                               -----------       ------------      ----------          ----------

        Net interest income                                    $     4,216       $      3,288      $    8,327          $    6,676
                                                               -----------       ------------      ----------          ----------

PROVISION FOR LOAN LOSSES                                      $       575                323      $      987                 753
                                                               -----------       ------------      ----------          ----------

        Net interest income after allowance for loan losses    $     3,641       $      2,965      $    7,340          $    5,923
                                                               -----------       ------------      ----------          ----------

NON-INTEREST INCOME
     Securities gains (losses), net                            $        27       $        107      $        3          $      259
     Service charges on deposit accounts                               681                576           1,190               1,075
     Other service charges, commissions and fees                       187                167             336                 287
     Other operating income, rents                                      27                 54              48                  74
                                                               -----------       ------------      ----------          ----------
             Total Non-Interest Income                         $       922       $        904      $    1,577          $    1,695
                                                               -----------       ------------      ----------          ----------
NON-INTEREST EXPENSES
   Salaries and employee benefits                              $     1,817       $      1,550      $    3,568          $    3,059
   Occupancy expense of bank premises                                  148                128             292                 269
   Furniture and equipment expense                                     480                391             846                 757
   Other operating expenses                                            745                767           1,588               1,487
                                                               -----------       ------------      ----------          ----------
          Total Non-Interest Expenses                          $     3,190       $      2,836      $    6,294          $    5,572
                                                               -----------       ------------      ----------          ----------

          Income Before Income Taxes                           $     1,373       $      1,033      $    2,623          $    2,046

   Income Tax Expense                                                  371                257             703                 537
                                                               -----------       ------------      ----------          ----------

          Net Income                                           $     1,002       $        776      $    1,920          $    1,509
                                                               ===========       ============      ==========          ==========

Basic Earnings Per Common Share Weighted Average               $      0.38       $       0.29      $     0.73          $     0.57
                                                               ===========       ============      ==========          ==========

Earnings Per Common Share - assuming dilution                  $      0.36       $       0.28      $     0.70          $     0.56
                                                               ===========       ============      ==========          ==========

See accompanying notes to Consolidated Financial Statements

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                                    unaudited
                                 (In thousands)

                                                                                                          Accumulated
                                                                                   Additional                Other        Total
                                                               Common Stock         Paid-in    Retained  Comprehensive Stockholders'
                                                            -------------------
                                                            Shares    Par Value     Capital    Earnings      Income      Equity
                                                            --------  ---------   -----------  --------- ------------- -------------
Balance, December 31, 2000                                    2,637    $ 3,296      $ 5,952    $ 14,773     $  162     $ 24,183

Comprehensive income:
  Net income                                                      -          -            -       1,509          -        1,509
  Change in unrealized gain
  (loss) on securities available
  for sale, net of deferred income tax expense of $32             -          -            -           -        (35)         (35)
Less: reclassification adjustment                                 -          -            -           -         97           97
                                                                                                                       --------
        Total comprehensive income                                -          -            -           -          -        1,571
                                                                                                                       --------
   Common stock issued for
        stock options exercised, net                              2          3           37           -          -           40

   Cash dividend                                                  -          -            -        (211)         -         (211)
                                                            -------    -------    ---------    --------     ------     --------
Balance, June 30, 2001                                        2,639      3,299        5,989      16,071        224     $ 25,583
                                                            -------    -------    ---------    --------     ------     --------

Balance, December 31, 2001                                    2,644    $ 3,304      $ 6,063    $ 17,863     $  222     $ 27,452

Comprehensive income:
   Net income                                                     0                               1,920                   1,920
   Change in unrealized gain
    (loss) on securities available
    for sale, net of deferred
    income tax expense of $192                                                                                 338          338
 Less: reclassification adjustment                                                                              34           34
                                                                                                            ------     --------

        Total comprehensive income                                                                                     $  2,292
                                                                                                                       --------

    Common stock issued for:
        stock options exercised, net                                         1           12                                  13
       stock issued through Dividend Reinvestment Plan            1          1           13                                  14
    Cash dividend                                                                                  (238)                   (238)
Balance, June 30th, 2002                                      2,645    $ 3,306      $ 6,088    $ 19,545     $  594     $ 29,533
                                                                       -------    ---------    --------     ------     --------

See accompanying notes to Consolidated Financial Statements

                     Part 1. ITEM 1. - FINANCIAL INFORMATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    unaudited
                                 (In thousands)

                                                                                    Six months        Six months
                                                                                  ended June 30,    ended June 30,
                                                                                       2002              2001
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $        1,920     $        1,509
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Allowances for loan losses                                                             987                753
      Depreciation and amortization                                                          482                416
      Net realized (gains) losses on available for sale securities                            (3)              (259)
      Net amortization on securities                                                          78                (28)
      Amortization of Capital Issue costs                                                      5                  5
     (Increase) decrease in interest receivable                                               59                (31)
     (Increase) decrease in other assets                                                  (7,264)              (385)
      Decrease in interest, taxes and other
        liabilities                                                                         (749)              (518)
                                                                                  -----------------------------------

        Net Cash Provided by Operating Activities                                 $       (4,485)    $        1,462
                                                                                  -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities available for sale:
      Proceeds from sale of securities                                            $        8,694     $        6,218
      Proceeds from maturities of debt securities                                         11,046             13,231
      Purchase of securities                                                             (15,042)           (19,510)
  Net increase in loans                                                                  (10,896)           (17,100)
  Premises and equipment expenditures                                                       (510)              (893)
                                                                                  -----------------------------------

        Net Cash Used in Investing Activities                                     $       (6,708)    $      (18,054)
                                                                                  -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in certificates of deposit                              $      (13,949)    $       16,253
  Net increase in demand, savings and other deposits                                      18,450              7,206
  Net increase (decrease) in short-term borrowings                                         6,142              3,000
  Net increase (decrease) in long-term debt                                                3,764             (3,092)
  Cash dividends paid                                                                       (238)              (211)
  Proceeds from issuance of common stock                                                      27                 40
                                                                                  -----------------------------------

        Net Cash Provided by Financing Activities                                 $       14,196     $       23,196
                                                                                  -----------------------------------

        Net increase (decrease) in cash and cash equivalents                      $        3,003     $        6,604

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            12,241             15,292
                                                                                  -----------------------------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER                                       $       15,244     $       21,896
                                                                                  ===================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 TRANSACTIONS:

  Unrealized gain (loss) in value of securities available for sale (net of tax effects of $192 and $32, at
   June 30, 2002 and June 30, 2001, respectively.)                                $          372     $           62
                                                                                  ===================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
  Interest                                                                        $        8,479     $       10,261
                                                                                  ===================================
  Income taxes                                                                    $          830     $          650
                                                                                  ===================================

See accompanying notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands)

Note 1. - General

The consolidated financial statements conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. The consolidated balance sheet as of December 31, 2001 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30, follows:

                                                  In Thousands

                                               2002         2001
                                             --------     --------

     Balance, January 1                      $  3,418     $  2,950
     Provision                                    987          753
     Recoveries                                    99          116
     Charge-offs                                 (739)        (660)
                                             --------     --------
     Balance, June 30                        $  3,765     $  3,159
                                             --------     --------

Note 3.  -  Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

                                                  In Thousands

                                               2002         2001
                                             --------     --------

     Tax expense at statutory rate           $    892     $    696
     Increase (reduction) in taxes from
     Tax-exempt interest                         (203)        (165)
     Other, net                                    14            6
                                             --------     --------
     Provision for income taxes              $    703     $    537
                                             --------     --------

Note 4.  - Capital Requirements

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder's equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and its subsidiary as of June 30, 2002.

Entity                           Tier 1    Combined Capital   Leverage
------                           ------    ----------------   --------

Highlands Bankshares, Inc .....  11.51%         12.71%          7.75%

Highlands Union Bank ..........   9.78%         11.00%          6.54%

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

Note 6 - Earnings Per Share

The number of shares used for the computation of diluted earnings per share includes stock options outstanding. The total number of shares for diluted earnings per share at June 30, 2002 and 2001 were 2,752,068 and 2,718,082, respectively.

Note 7 - Dividend Reinvestment and Optional Cash Purchase Plan

On March 1, 2002 the Company initiated a Dividend Reinvestment and Stock Purchase Plan for its current shareholders. This plan will enable shareholders to reinvest their cash dividends to purchase additional shares of the Company's common stock. Shareholders also have the option to make additional cash purchases of stock from $100 to $5,000 per quarter. The plan will attempt to purchase the stock for this plan in the open market; if it cannot fully subscribe with open market purchases then it will purchase the remaining necessary shares from the 50,000 shares allocated to the plan. For the March quarter end, the Plan received $92,038.91 in dividends reinvested and optional cash purchases from plan participants. The Plan purchased 3,048 shares of the Company's common stock in the open market at $25.50 per share and 561.369 shares of the Company's common stock from the 50,000 shares reserved for the plan at $25.50 per share.

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

Results of Operations

Results of operations for the three and six-month periods ended June 30, 2002 reflected net income of $1.00 million and $1.92 million, respectively, an increase of 29.12% and 27.30% over net income for the corresponding periods in 2001. This increase is due primarily to the increase in the Bank's net interest margin. During the last year the Bank has been in a liability sensitive position with its GAP. This means that the Bank's interest-bearing liabilities have been repricing faster than its interest-earning assets. With the Federal Open Market Committee cutting rates eleven times this has significantly improved the Bank's core earning potential. Operating results of the Company when measured as a percentage of average equity reveals an increase of return on average equity for the six-month period from 12.12% in 2001 to 13.54% for the corresponding period in 2002.

Return on average assets at 0.83% reflects an increase of 13.70% over the comparable 2001 period.

Net interest income for the three-months and six-months ended June 30, 2002 increased 28.22% and 24.73%, respectively, or approximately $928 thousand and $1.65 million over the comparable 2001 periods. Average interest-earning assets increased approximately $44.29 million from June 30, 2001 to the current period while average interest-bearing liabilities increased $35.18 million during the same comparative period. The tax-equivalent yield on average interest-earning assets was 7.31% in 2002 representing a decrease of 112 basis points over the yield of 8.43% in 2001. The yield on average interest-bearing liabilities decreased 188 basis points to 3.87% in 2002 as compared to 5.75% in 2001. Non-interest income for the six months ended June 30, 2002 decreased $118 thousand over the comparable 2001 period.

The first three-month's and six-month's provision for possible loan losses totaled $575 thousand and $987 thousand, respectively, a $252 thousand and $234 thousand increase from the corresponding periods in 2001. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs through the second quarter of 2002 were $640 thousand compared with $544 thousand in 2001. Year-to-date net charge-offs were .19% and .18% of total loans for the periods ended June 30, 2002 and June 30, 2001. Loan loss reserves increased 19.22% to $3.76 million at June 30, 2002 from the comparable 2001 period. Reserves as of June 30, 2002 represent 1.12% of total loans versus 1.02% for the 2001 period.

Financial Position

Total loans have increased from $308.45 million at June 30, 2001 to $335.72 million at June 30, 2002. For the six-month period ended June 30, 2002, total loans have increased by $10.26 million. The loan to deposit ratio has increased from 83.42% at June 30, 2001 and 83.01% at December 31, 2001 to 84.65% at June
30, 2002. The majority of the Company's loan growth for the first six months of 2002 has primarily been in real estate secured loans. This group of loans has grown $14.35 million or 6.75% from December 31, 2001. During this same time period consumer loans have decreased by $5.89 million or 8.77%. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status and loans contractually past due 90 days or more and still accruing interest. Non-performing assets were $3.05 million at June 30, 2002 or 0.99% of total loans, compared with $1.69 million or 0.55% at June 30, 2001 and $2.06 million or 0.63% at December 31, 2001. This increase in non-performing loans, at June 30, 2002, can be attributed in large part to a decrease in the economic conditions within the Company's primary market areas. The downturn in the economy has resulted in a number of plant layoffs and downsizing that have contributed to this increase in non-performing assets.

Securities totaled approximately $96.12 million (market value) at June 30, 2002 that reflects a decrease of $4.37 million or -4.44% from the December 31, 2001 total of $98.30 million. Securities, as of June 30, 2002 are comprised of Mortgage Backed Securities (approximately 57.56% of the total), municipal issues (approximately 28.01% of the securities portfolio), Collateralized Mortgage Obligations (CMO's) (approximately 1.33% of the securities portfolio), Corporate Bonds (approximately 2.31% of the total), SBA backed securities (approximately 0.46% of the total), Asset-Backed securities (approximately 1.05% of the total) and equity securities (approximately 9.28% of the securities portfolio). The Company's entire security portfolio is classified as available for sale for both 2002 and 2001. Other investments include the Bank's holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers' Bank stock. These investments (carrying value of $2.18 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In June of 2002, the Company purchased $7.00 million of Bank Owned Life Insurance covering the lives of selected officers as well as the Directors of the Corporation. The earnings related to the insurance policies will be used to offset future employee benefit costs.

Total stockholders' equity of the Company was $29.53 million at June 30, 2002, representing an increase of $3.95 million or 15.44% over June 30, 2001. Total stockholders' equity at December 31, 2001 was $27.45 million. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($15.24 million at June 30, 2002) and investment securities available for sale ($93.93 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

Over the past 9 months, management has made a concerted effort to shift a portion of its short-term liablilities to longer-term maturities. This is being done to help maintain a favorable interest spread once interest rates rise in the future. The Company has been able to achieve this balance sheet restructuring in several ways. Beginning in August of 2001, the Company began offering higher than market rates on its 24 month, 36 month, 48 month and 60 month certificates of deposit accounts and individual retirement accounts. By doing this the Company was able to shift existing customers' time deposits, as well as attracting new time deposit customers, to longer term maturities. The Company has also seen significant increases in its 1-4 family mortgage lending. The increase in this loan category has been primarily in adjustable rate mortgages with one and three-year interest rate resets.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's Form 10-K annual report for December 31, 2001.


HIGHLANDS BANKSHARES, INC.
PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         (a)  N/A

         (b)  N/A

Item 3.  Defaults Upon Senior Securities

         (a)  N/A

         (b)  N/A

Item 4.  Submission of Matters to Vote of Security Holders

         (a)  The Annual Meeting of Shareholders was held on May 8, 2002.

         (b) The following directors were elected to serve a one-year term from the date of the 2002 Annual Meeting of Shareholders:

              Director's Name          Votes For      Votes Against      Votes Withheld
              ---------------          ---------      -------------      --------------
              James D. Morefield       1,701,687              0              3,052
              James D. Moore, Jr.      1,699,487          2,200              3,052
              J. Carter Lambert        1,695,287          6,400              3,052
              Clydes B. Kiser          1,701,687              0              3,052
              William E. Chaffin       1,701,687              0              3,052
              William J. Singleton     1,701,287            400              3,052
              E. Craig Kendrick        1,701,687              0              3,052
              Charles P. Olinger       1,701,687              0              3,052
              H. Ramsey White, Jr.     1,701,687              0              3,052

         (c) The agenda for 2002 Annual Meeting of Shareholders' of Highlands Bankshares, Inc. included one item, that being the election of nine directors to serve a one year term.

         (d)  N/A

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 3(i)   Articles of Incorporation of the Company, included in
                        Exhibit 3.1 to the Registrants' Registration Statement on Form 8-A, Registration Nos. 333-37917 and 333-37917-01, and incorporated herein by reference.

         Exhibit 3(ii) Bylaws of the Company, included in Exhibit 3.2 to the Registrants' Registration Statement on Form S-2, Registration Nos. 333-37917 and 333-37917-01, and
                        incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Highlands Bankshares, Inc.

Date: August 8, 2002                       /S/ Samuel L. Neese          .
     --------------------------------------------------------------------
                                           Samuel L. Neese
                                           Executive Vice President &
                                           Chief Executive Officer
                                           (Duly Authorized Officer)




Date: August 8, 2002                       /S/ James T. Riffe           .
     --------------------------------------------------------------------
                                           James T. Riffe
                                           Executive Vice President &
                                           Chief Operations Officer
                                           (Principal Accounting Officer)