Form 10-Q
period 2002-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2002-11-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number:  0-27622

HIGHLANDS BANKSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1796693 (I.R.S. Employer Identification No.)

P.O. Box 1128 Abingdon, Virginia (Address of Principal Executive Offices)	24212-1128 (Zip Code)

Registrant’s telephone number, including area code (276) 628-9181

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 10, 2002.

2,647,057 shares of common stock, par value $1.25 per share

HIGHLANDS BANKSHARES, INC.

FORM 10-Q
For the Quarter Ended September 30, 2002

2

PART 1.    ITEM 1.—FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2002	December 31, 2001
ASSETS
Cash and due from banks	$11,584	$10,921
Federal funds sold	7,967	1,320

Total Cash and Cash Equivalents	$19,551	$12,241

Investment Securities available for sale	101,219	98,299
(amortized cost $99,352 as of September 30, 2002, $99,934 as of December 31, 2001)
Other Investments	2,182	1,971
Loans (net of allowance for loan losses of $3,838 September 30, 2002, $3,418 December 31, 2001)	331,690	322,042
Premises and Equipment, net	12,787	12,900
Interest Receivable	2,853	2,904
Other Assets	10,719	3,388

Total Assets	$481,001	$453,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$58,765	$50,248
Interest bearing	347,389	341,845

Total Deposits	$406,154	$392,093

Interest, taxes and other liabilities	$2,629	$3,217
Other short term borrowings	19,142	13,000
Long-term debt	14,235	10,483
Capital Securities	7,500	7,500

	$43,506	$34,200

Total Liabilities	$449,660	$426,293

STOCKHOLDERS’ EQUITY
Common Stock (2,647,057 and 2,643,597 shares issued and outstanding, respectively)	$3,309	$3,304
Additional paid-in capital	6,142	6,063
Retained Earnings	20,657	17,863
Accumulated other comprehensive income	1,233	222

Total Stockholders’ Equity	$31,341	$27,452

Total Liabilities and Stockholders’ Equity	$481,001	$453,745

See accompanying notes to Consolidated Financial Statements and Accountants Report

PART 1.    ITEM 1.—FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME

	Quarter Ended September 30, 2002	Quarter Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
	(In thousands, except per share data)
INTEREST INCOME
Loans receivable and fees on loans	$6,510	$6,928	$19,669	$20,681
Securities available for sale
Taxable	747	972	2,573	3,061
Exempt from taxable income	446	265	1,042	749
Federal funds sold	32	79	68	255

Total Interest Income	$7,735	$8,244	$23,352	$24,746

INTEREST EXPENSE
Deposits	$2,889	$4,206	$8,974	$12,970
Federal funds purchased	—	$1	3	1
Other borrowed funds	634	549	1,836	1,611

Total interest expense	$3,523	$4,756	$10,813	$14,582

Net interest income	$4,212	$3,488	$12,539	$10,164

PROVISION FOR LOAN LOSSES	$387	$253	$1,374	$1,006

Net interest income after allowance for loan losses	$3,825	$3,235	$11,165	$9,158

NON-INTEREST INCOME
Securities gains (losses), net	$14	$150	$17	$409
Service charges on deposit accounts	709	555	1,899	1,630
Other service charges, commissions and fees	148	152	484	439
Other operating income, rents	196	13	244	87

Total Non-Interest Income	$1,067	$870	$2,644	$2,565

NON-INTEREST EXPENSES
Salaries and employee benefits	$1,767	$1,661	$5,335	$4,720
Occupancy expense of bank premises	148	161	440	430
Furniture and equipment expense	491	343	1,337	1,100
Other operating expenses	1,012	742	2,600	2,229

Total Non-Interest Expenses	$3,418	$2,907	$9,712	$8,479

Income Before Income Taxes	$1,474	$1,198	$4,097	$3,244
Income Tax Expense	362	314	1,065	851

Net Income	$1,112	$884	$3,032	$2,393

Basic Earnings Per Common Share Weighted Average	$0.42	$0.33	$1.15	$0.91

Earnings Per Common Share—assuming dilution	$0.40	$0.32	$1.09	$0.87

See accompanying notes to Consolidated Financial Statements and Accountants Report

PART 1.    ITEM 1.—FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Nine Month Period Ended September 30, 2002	Nine Month Period Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,032	$2,393
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,374	1,006
Depreciation and Amortization	760	636
Net realized (gains) losses on available for sale securities	(17)	(409)
Net amortization on securities	118	(15)
Amortization of Capital Issue costs	8	8
(Increase) decrease in interest receivable	51	(127)
Increase in other assets	(7,906)	(431)
Decrease in interest, taxes and other liabilities	(588)	(312)

Net Cash Provided by and (used in) Operating Activities	$(3,168)	$2,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	$9,394	$8,474
Proceeds from maturities of debt securities	16,144	20,202
Purchase of securities	(27,137)	(37,223)
Net increase in loans	(11,022)	(25,717)
Premises and equipment expenditures	(702)	(1,018)

Net Cash Used in Investing Activities	$(13,323)	$(35,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	$(11,859)	$15,979
Net increase in demand, savings and other deposits	25,920	27,031
Net increase (decrease) in short-term borrowings	6,142	3,000
Net increase (decrease) in long-term debt	3,752	(3,103)
Cash dividends paid	(238)	(211)
Proceeds from issuance of common stock	84	25

Net Cash Provided by Financing Activities	$23,801	$42,721

Net increase (decrease) in cash and cash equivalents	$7,310	$10,188
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,241	15,292

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,551	$25,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$11,628	$14,988
Income taxes	$1,096	$850

See accompanying notes to Consolidated Financial Statements and Accountant’s Report.

PART 1.    ITEM 1.—FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2000	2,637	$3,296	$5,952	$14,773	$162	$24,183
Comprehensive income:
Net income				2,393		2,393
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $236					867	867
Less: reclassification adjustment					(409)	(409)

Total comprehensive income						$2,851

Common stock issued for stock options exercised, net	4	5	61			66
Cash dividend				(211)		(211)

Balance, September 30, 2001	2,641	$3,301	$6,013	$16,955	$620	$26,889

Balance, December 31, 2001	2,644	$3,304	$6,063	$17,863	$222	$27,452
Comprehensive income:
Net income				3,032		3,032
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $521					1,028	1,028
Less: reclassification adjustment					(17)	(17)

Total comprehensive income						$4,043

Common stock issued for
stock options exercised, net	2	4	66			$70
stock issued through Dividend						—
Reinvestment Plan	1	1	13			14
Cash dividend				(238)		(238)

Balance, September 30, 2002	2,647	$3,309	$6,142	$20,657	$1,233	$31,341

See accompanying notes to Consolidated Financial Statements and Accountants Report

Notes to Consolidated Financial Statements

(in thousands)

Note 1. – General

The consolidated financial statements conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. The consolidated balance sheet as of December 31, 2001 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of normal and recurring nature. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2. – Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30, is as follows:

	In Thousands
	2002	2001
Balance, January 1	$3,418	$2,950
Provision	1,374	1,006
Recoveries	123	173
Charge-offs	(1,077)	(907)

Balance, September 30	$3,838	$3,222

Note 3. – Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for this difference are as follows:

	In Thousands
	2002	2001
Tax expense at statutory rate	$1,393	$1,103
Increase (reduction) in taxes from Tax-exempt interest	(314)	(239)
Other, net	(14)	(13)

Provision for income taxes	$1,065	$851

Note 4. – Capital Requirements

Regulators of the corporation and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios were 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common shareholder’s equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Corporation and its subsidiary as of September 30, 2002.

Entity	Tier 1	Combined Capital	Leverage
Highlands Bankshares, Inc.	11.79%	13.00%	7.81%
Highlands Union Bank	10.00%	11.23%	6.60%

Note 5 – Capital Securities

The Company completed a $7.5 million dollar capital issue on January 23, 1998. These trust preferred debt securities were issued by Highlands Capital Trust, a wholly owned subsidiary of Highlands Bankshares, Inc. These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company’s discretion. This capital was raised to meet current and future opportunities of the Company.

Note 6 – Earnings Per Share

The number of shares used for the computation of diluted earnings per share includes stock options outstanding. The total number of shares for diluted earnings per share at September 30, 2002 and 2001 were 2,784,408 and 2,754,408, respectively.

Note 7 – Dividend Reinvestment and Optional Cash Purchase Plan

On March 1, 2002 the Company initiated a Dividend Reinvestment and Stock Purchase Plan for its current shareholders. This plan will enable shareholders to reinvest their cash dividends to purchase additional shares of the Company’s common stock. Shareholders also have the option to make additional cash purchases of stock from $100 to $5,000 per quarter. The plan will attempt to purchase the stock for this plan in the open market; if it cannot fully subscribe with open market purchases then it will purchase the remaining necessary shares from the 50,000 shares allocated to the plan. For the nine months ended September 30th, 2002, the Plan has received $140,714.21 in reinvested dividends and optional cash purchases from plan participants. The Plan has purchased on behalf of the participants 4,798 shares of the Company’s common stock in the open market and 683.5 shares of the Company’s common stock from the 50,000 shares reserved for the plan.

Note 8 – Commitments and Contingencies

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing need of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of approximately $2.90 million; equity lines of credit of $4.03 million; credit card lines of credit of $3.21 million; commercial real estate, construction and land development commitments of $2.39 million, and; other unused commitments to fund loans of $20.57 million.

As of September 30, 2002 the Bank had entered into a commitment to purchase a piece of property in Blountville, Tennessee for use as a future branch site. The purchase price of this piece of property is approximately $615 thousand. The Bank has received all necessary regulatory approval for this branch site. It is estimated that this branch will be constructed and put into service by August of 2003. The Bank closed on the purchase of this branch site on October 31, 2002. The purchase of this property was completed by a cash payment of $315 thousand and the swap of a Bank owned piece of property valued at $300 thousand for a total of $615 thousand.

PART 1.  ITEM 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations that is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

Results of Operations

Results of operations for the three and nine-month periods ended September 30, 2002 reflected net income of $1.11 million and $3.03 million, respectively, an increase of 25.79% and 26.70% over net income for the corresponding periods in 2001. This increase is due primarily to the increase in the Bank’s net interest margin. During the last year the Bank has been in a liability sensitive position. The Bank’s interest bearing liabilities have been repricing at a quicker pace than its interest-earning assets as interest rates have fallen. The Federal Open Market Committee cutting rates eleven times has significantly improved the Bank’s core earning potential. Operating results of the Company when measured as a percentage of average equity reveals an increase of return on average equity for the nine-month period from 12.58% in 2001 to 13.91% for the corresponding period in 2002.

Return on average assets at 0.87% reflects an increase of 16% over the comparable 2001 period.

Net interest income for the three-months and nine-months ended September 30, 2002 increased 20.76% and 23.37%, respectively, or approximately $724 thousand and $2.37 million over the comparable 2001 periods. Average interest-earning assets increased approximately $40.7 million from September 30, 2001 to the current period while average interest-bearing liabilities increased $25.28 million during the same comparative period. The tax-equivalent yield on average interest-earning assets was 7.26% in 2002 representing a decrease of 116 basis points over the yield of 8.42% in 2001. The yield on average interest-bearing liabilities decreased 173 basis points to 3.87% in 2002 as compared to 5.60% in 2001. Non-interest income for the nine months ended September 30, 2002 excluding gains on the sale of securities increased $471 thousand over the comparable 2001 period.

The three-month’s and nine-month’s provision for possible loan losses totaled $387 thousand and $1.3 million, respectively, a $134 thousand and $366 thousand increase from the corresponding periods in 2001. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs through the third quarter of 2002 were $954 thousand compared with $734 thousand in 2001. Year–to–date net charge-offs were .28% and .23% of total loans for the periods ended September 30, 2002 and September 30, 2001. Loan loss reserves increased 19.12% to $3.84 million at September 30, 2002 from the comparable 2001 period. Reserves as of September 30, 2002 represent 1.14% of total loans versus 1.02% for the 2001 period.

Financial Position

Total loans have increased from $316.88 million at September 30, 2001 to $335.53 million at September 30, 2002. For the nine-month period ended September 30, 2002, total loans have increased by $10.07 million. The loan to deposit ratio has fluctuated from 81.39% at September 30, 2001 to 83.01% at December 31, 2001 to 82.61% at September 30, 2002. The majority of the Company’s loan growth for the first nine months of 2002 has primarily been in real estate secured loans. This group of loans has grown $18.54 million or 8.61% from December 31, 2001. During this same time period consumer loans have decreased by $7.23 million or 10.74%. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $3.06 million at September 30, 2002 or 0.91% of total loans, compared with $2.154 million or 0.68% at September 30, 2001 and $2.35 million or 0.72% at December 31, 2001. This increase in non-performing loans, at September 30, 2002, can be attributed in large part to a decrease in the economic conditions within the Company’s primary market areas. The downturn in the economy has resulted in a number of plant layoffs and downsizing that have contributed to this increase in non-performing assets.

Securities totaled approximately $101.22 million (market value) at September 30, 2002 that reflects an increase of $2.92 million or 2.97% from the December 31, 2001 total of $98.30 million. Securities, as of September 30, 2002 are comprised of Mortgage Backed Securities (approximately 56.10% of the total), municipal issues (approximately 30.31% of the securities portfolio), Collateralized Mortgage Obligations (CMO’s) (approximately 3.12% of the securities portfolio), Corporate Bonds (approximately 2.20% of the total), SBA backed securities (approximately 0.43% of the total), Asset-Backed securities (approximately 1.00% of the total) and equity securities (approximately 6.84% of the securities portfolio). The Company’s entire security portfolio is classified as available for sale for both 2002 and 2001. Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers’ Bank stock. These investments (carrying value of $2.18 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In June of 2002, the Company purchased $7.00 million of Bank Owned Life Insurance covering the lives of selected officers as well as the Directors of the Corporation. The earnings related to the insurance policies will be used to offset future employee benefit costs. An additional $380 thousand of BOLI was purchased during the third quarter of 2002.

In April of 2002, the Company became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will help to generate on-going non-interest income for the Company.

Total stockholders’ equity of the Company was $31.34 million at September 30, 2002, representing an increase of $4.45 million or 16.56% over September 30, 2001. Total stockholders’ equity at December 31, 2001 was $27.45 million. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($19.55 million at September 30, 2002) and investment securities available for sale ($101.22 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms “expect”, “anticipate”, “intend” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including fluctuations in interest rates, changes in economic conditions in the markets served by the Company, increasing competition, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

PART 1.  ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk (IRR) and Asset Liability Management

The Company’s profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of interest rate risk (IRR) on the lending side of the balance sheet have included the use of ballooning fixed rate loans and maintaining a significant level of 1, 3 and 5-year adjustable rate mortgages. On the investment side the Company maintains a significant portion of its portfolio in adjustable rate securities. These strategies help to reduce the average maturity of the Company’s interest-earning assets.

The Company attempts to control its IRR exposure to protect net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, the Company performs monthly simulations of NII using financial models that project NII through a range of possible interest rate environments including rising, declining, flat and most likely rate scenarios. The result of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-bearing liabilities and management’s estimate of yields attainable in those future rate environments and rates which will be paid on various deposit instruments and borrowings. The Company runs these rate shock scenarios for twelve and twenty-four month projections out from the current month of the model.

Over the past 12 months, management has made a concerted effort to shift a portion of its short-term liablilities to longer-term maturities. This is being done to help maintain a favorable interest spread once interest rates rise in the future. The Company has been able to achieve this balance sheet restructuring in several ways. Beginning in August of 2001, the Company began offering higher than market rates on its 24-month, 36-month, 48-month and 60-month certificates of deposit accounts and individual retirement accounts. By doing this the Company was able to shift existing customers’ time deposits, as well as attracting new time deposit customers, to longer term maturities. Additionally, during the first nine months of the year, the Company has also increased its borrowings from the Federal Home Loan Bank of Atlanta. The two borrowings occurring during the current year were convertible advances with 10 year maturities with a 5-year conversion feature. The Company has also seen significant increases in its 1-4 family mortgage lending. The increase in this loan category has been primarily in adjustable rate mortgages with one and three-year interest rate resets.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company’s defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company’s Form 10-K annual report for December 31, 2001.

PART 1.  ITEM 4.

Controls and Procedures

On an on-going basis, senior management monitors and reviews the internal controls established for the various operating segments of the Bank. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by Company’s financial officers to prepare the Corporation’s periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly. Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee. The Company feels that sufficient internal controls and disclosure controls have been established and have reviewed such controls within the last 90 days.

Furthermore, management asserts that there have not been any significant changes in the company’s internal controls or in other factors that could significantly affect these controls or other factors subsequent to the date of management’s most recent evaluation.

HIGHLANDS BANKSHARES, INC.
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 3	(i)
Articles of Incorporation of the Company, included in Exhibit 3.1 to the Registrants’ Registration Statement on Form 8-A, Registration Nos. 333-37917 and 333-37917-01, and incorporated herein by reference.

Exhibit 3	(ii)	Bylaws of the Company, included in Exhibit 3.2 to the Registrants’ Registration Statement on Form S-2, Registration Nos. 333-37917 and 333-37917-01, and incorporated herein by reference.

Certification
Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 Of The Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Highlands Bankshares, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Samuel L. Neese, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Samuel L. Neese
Samuel L. Neese Chief Executive Officer November 10, 2002

This certification accompanies this Report pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Certification
Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 Of The Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Highlands Bankshares, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James T. Riffe, Chief Operations Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James. T. Riffe
James T. Riffe Chief Operations Officer November 10, 2002

This certification accompanies this Report pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Certification
Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 Of The Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Highlands Bankshares, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert M. Little, Jr., Controller of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert M. Little, Jr.
Robert M. Little, Jr. Chief Financial Officer, Highlands Bankshares, Inc. November 10, 2002

This certification accompanies this Report pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Certification
Pursuant To 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 Of The Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Highlands Bankshares, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James R. Edmondson, Jr., Assistant Controller of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James R. Edmondson, Jr.
James R. Edmondson, Jr. Chief Financial Officer, Highlands Union Bank October 10, 2002

This certification accompanies this Report pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Highlands Bankshares, Inc.

Date:	November 10, 2002	/s/ Samuel L. Neese
Samuel L. Neese Executive Vice President & Chief Executive Officer (Duly Authorized Officer)

Date:	November 10, 2002	/s/ James T. Riffe
James T. Riffe Executive Vice President & Chief Operations Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Samuel L. Neese, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Highlands Bankshares, Inc.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 10, 2002

/s/ Samuel L. Neese
Samuel L. Neese Executive Vice President and Chief Executive Officer

I, James T. Riffe, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Highlands Bankshares, Inc.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 10, 2002

/s/ James T. Riffe
James T. Riffe Executive Vice President and Chief Operations Officer

I, Robert M. Little, Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Highlands Bankshares, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 10, 2002

/s/ Robert M. Little, Jr.
Robert M. Little, Jr. Chief Financial Officer, Highlands Bankshares, Inc.

I, James R. Edmondson, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Highlands Bankshares, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 10, 2002

/s/ James R. Edmondson
James R. Edmondson Chief Financial Officer, Highlands Union Bank