Form 10-K
period 2002-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2003-03-31
CIK 1008579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002
                        Commission File Number 430893107

                           HIGHLANDS BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)

                 Virginia                              54-1796693
       (State or Other Jurisdiction                 (I.R.S. Employer
    of Incorporation or Organization)             Identification No.)

           340 West Main Street
            Abingdon, Virginia                         24210-1128
 (Address of Principal Executive Offices)              (Zip Code)

                                 (276) 628-9181
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
     Title of Each Class                           on Which Registered
     -------------------                           -------------------

            None                                            n/a

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.25 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter. $53,341,288

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. As of March 13, 2002, there were 2,650,729 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Annual Report to Shareholders for the fiscal year ended December 31, 2002
                                --Parts I and II
 Proxy Statement for the 2003 Annual Meeting of Shareholders--Part III

                                Table of Contents

                                                                                        Page Number
                                                                                        -----------

Part I

Item 1.           Business                                                                  3-26
Item 2.           Properties                                                               27-28
Item 3.           Legal Proceedings                                                           28
Item 4.           Submission of Matters to a Vote of
                    Security Holders                                                          28

Part II

Item 5.           Market for Registrant's Common Equity
                    And Related Stockholder Matters                                        29-30
Item 6.           Selected Financial Data                                                     30
Item 7.           Managements Discussion and Analysis of
                    Financial Condition and Results of Operation                              31
Item 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk                                                               31
Item 8.           Financial Statements and Supplemental Data                                  31
Item 9.           Changes in and Disagreements With Accountants With
                    Accountants on Accounting and Financial Disclosure                        31

Part III

Item 10.          Directors and Executive Officers of the Registrant                          31
Item 11.          Executive Compensation                                                      31
Item 12.          Security Ownership of Certain Beneficial Owners and Management
                    And Related Stockholder Matters                                           32
Item 13.          Certain Relationships and Related Transactions                              32
Item 14.          Controls and Procedures                                                     32

Part IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K         32-33


Forward-Looking Information

         This report contains forward-looking statements with respect to the financial condition, results of operations and business of Highlands Bankshares, Inc. (the "Corporation"). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of the Corporation, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and / or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Corporation and its subsidiaries are engaged; (5) costs or difficulties related to the integration of the businesses of the Corporation and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Corporation and its subsidiaries; and (9) adverse changes may occur in the securities markets.

Part I.

Item I.  Business

                                     General

         The Corporation was incorporated in Virginia in 1995 to serve as the holding company for Highlands Union Bank, (the "Bank"). The shareholders of the Bank approved the Plan of Reorganization at the Annual Meeting on December 13, 1995, and the reorganization was consummated on December 29, 1995 with the Bank becoming a wholly-owned subsidiary of the Corporation. The Bank is a state charted bank with principal offices in Abingdon, Virginia. The Bank was incorporated in 1985.

         At December 31, 2002, the Corporation had total assets of $485,603,000 deposits of $410,301,000 and net worth of $32,199,000.

         The Corporation's principal business activities, which are conducted through the Bank, are attracting checking and savings deposits from the general public through its retail banking offices and originating and servicing loans secured by first mortgage liens on single-family dwellings, including condominium units. All of the retail banking offices are located in Virginia, North Carolina and Tennessee. The Corporation also lends funds to retail banking customers by means of home equity and installment loans, and originates construction loans and loans secured by commercial property, multi-family dwellings and manufactured housing units. The Corporation opened an indirect lending department in 1997. The majority of indirect lending originates through new and used car dealerships. The indirect lending portfolio comprises a significant portion of the total consumer loan portfolio. The Corporation invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Corporation are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of checking and savings deposits and borrowed funds.

         The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and its deposit accounts are insured up to $100,000 as required by FDIC guidelines. The Bank is also a member of the Federal Reserve System, as such, the Bank and the Corporation are subject to the supervision, regulation and examination of the Federal Reserve. As a Virginia state chartered bank, the Bank is also subject to supervision, regulation and examination by the Virginia State Corporation Commission.

         The Corporation has two direct subsidiaries as of December 31, 2002: the Bank, which was formed in 1985, and Highlands Capital Trust I, a statutory business trust (the "Trust") which was formed in 1998. The Corporation's material assets as of December 31, 2002 include: cash in bank of approximately $1.1 million; building, land, and equipment with a net book value of approximately $1.47 million; approximately $3.9 million in loan participations from the Bank; approximately $345 thousand in other assets; and its investment in subsidiaries, approximately $33.06 million. The Corporation's only material liability is the note payable on the trust preferred debentures issued in January of 1998, $7.5 million.

         The Bank has two wholly-owned subsidiaries, Highlands Union Insurance Services, Inc., which was formed in 1999 and Highlands Union Financial Services, Inc. which was formed in 2001. The Bank, through Highlands Union Insurance Services, Inc., joined a consortium of approximately sixty other financial institutions to form Bankers' Insurance, LLC. Bankers' Insurance, LLC, as of December 31, 2002, had purchased seven full service insurance agencies across the state of Virginia. Highlands Union Insurance Services, Inc. will be used to sell insurance services through the Bankers' Insurance, LLC. Highlands Union Financial Services, Inc. was formed in order for the Bank to continue to offer third-party mutual funds, annuities and other financial services to its customers in all market areas served.

         Also during 2002, the Bank became an equity owner in the Virginia Title Center, LLC. This entity is owned by approximately 16 member banks located in Southwest Virginia.. The organization is involved in the underwriting and issuance of title insurance on real estate closings, primarily as a result of referrals from the member banks.

         As of December 31, 2002, the Corporation operates one express and eight full-service banking facilities throughout Washington County, Virginia, the City of Bristol, Virginia, Marion, Virginia, Glade Spring, Virginia, Rogersville, Tennessee and Boone, North Carolina. The Corporation also opened a loan production office in the fourth quarter of 2001. This office is located in Kingsport, Tennessee and offers a full range of loan products to customers in the Northeast Tennessee area. The Corporation also operates twenty-eight off-site ATM's throughout the service areas listed above as well as Russell County, Virginia, Wythe County, Virginia, Bristol, Tennessee and Banner Elk, North Carolina.

         The results of operations for the fiscal years ended December 31, 2002, 2001, and 2000 ("fiscal year 2002", "fiscal year 2001" and "fiscal year 2000", respectively) reflect the Corporation's strategies of expanding its community banking operations.

         See "Management's Discussion and Analysis" of operations and financial condition, included as part of the Annual Report to Shareholders, for a detailed discussion of certain aspects of the Corporation's business.

         During the second quarter of 2002, the Bank purchased approximately $7.38 million in bank owned life insurance. The policies were issued to insure the lives of a selected number of officers and directors of the Bank. The Bank is the named beneficiary, and the premiums were allocated among four separate highly rated carriers. The earnings related to the policies will be used to offset future employee benefit costs. The life insurance purchased by the Bank will remain a corporate asset even after the employer / employee relationship is terminated. The Bank has also entered into a separate agreement with each of the insureds to provide their named beneficiary(s) a separate death benefit. This amount is approximately 20% of the proceeds received by the Bank from the various carriers and requires that the named insureds are actively employed or still serving as a director upon death. This death benefit amount will be fully taxable to the recipient(s) and tax deductible to the Bank.

                               Lending Activities

Residential Mortgage Lending

         The Bank's lending policy is generally to lend up to 80% of the appraised value of residential property. The Bank lends up to 95% of the appraised value with the normal requirement of insurance from private mortgage insurance companies. This insurance normally covers amounts in excess of 80% loan to value up to 95%.

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

         Aggregate debt to any one borrower exceeding $850,000 but less than $2,000,000 must be approved by the loan committee of the Board of Directors. Loan requests in excess of the customer's aggregate debt of $2,000,000 must be approved by the Board of Directors.

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

         It is generally the Bank's policy to require title insurance on first mortgage loans in excess of $50,000 (lower where deemed necessary). It is also the Bank's general policy to require an attorney's opinion statement on all first mortgage deeds of trust. Fire and casualty insurance (extended coverage) is required on all property serving as security for these loans. Hazard insurance and flood insurance (where required) is provided by the customer prior to closing of the loan. The borrower is responsible for paying insurance premiums and real estate taxes.

         Federal regulations allow the Bank to originate loans on real estate within its designated market area, and within limits, to originate and purchase loans or loan participations secured by real estate located in any part of the United States. During fiscal year 2002 the Bank's primary lending area was Washington County, Virginia , the City of Bristol, Virginia, Smyth County, Virginia, Hawkins County, Tennessee, Sullivan County, Tennessee and Watauga County, North Carolina.

         Residential loan originations come from many sources. Some of these sources include existing customers, walk-in applications, referrals from real estate brokers and others.

         Federal regulation limits loans to one borrower to a maximum of 15% of unimpaired capital and unimpaired surplus of the Bank.

         The Bank receives fees in addition to interest in connection with real estate loan originations, loan modifications, late payments, etc. Income from these activities varies from period to period depending on the volume and type of loan made. Although not a significant portion of the Bank's income, late charges are received when monthly payments are delinquent but are later paid.

         The Bank also offers secondary market fixed rate mortgages with terms up to 30 years and up to 95% loan to value. These loans and servicing rights are generally sold immediately into the secondary market and fees received are booked into income. These loans must meet certain criteria generally set by the secondary market.

         Residential mortgages, including equity lines of credit, made up approximately 41.38% of the loan portfolio as of December 31, 2002.

Construction and Commercial Real Estate Lending

         The Bank generally makes construction loans for periods up to one year on residential and commercial real estate property. These loans are for interim financing and are either paid off or converted to permanent financing when completed. At December 31, 2002, outstanding construction loans (net of undisbursed funds) totaled $8,359,000. These loans are generally made at 80% or less of appraised value at completion. Funds are advanced as the project is completed after an inspection by a staff inspector or the appraiser as deemed appropriate. These loans are made based on established corporate underwriting standards. Most of these construction loans are one to four family dwellings. The Bank generally charges a 1% origination fee on these construction loans in addition to applicable interest.

         Loans on commercial properties, multi-family dwellings, and apartment buildings are typically made at 75% to 80% of the appraised value. These loans totaled $78,578,000 or 23.13% of total loans held for investment at December 31, 2002.

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

Consumer lending

         The Bank offers other types of loans in addition to real estate mortgage and construction loans. Consumer loans of many types are offered by the Bank. Some of these loans are loans to purchase automobiles, boats, recreational vehicles and manufactured housing, as well as other secured and unsecured consumer loans, including credit cards. The Bank further makes loans secured by savings accounts at 5% above the rate of the savings instrument. The Bank also makes loans secured by certificates of deposit issued internally. The terms generally do not exceed ten years for manufactured housing loans and five years on other consumer loans. Outstanding consumer loans at December 31, 2002 were $57,628,000.

         The Bank maintains a significant portfolio of dealer paper originated through its indirect lending department. As of December 31, 2002 this portfolio had a balance of $23,280,000 included in the $57 million above.

Commercial and agriculture non-real estate loans

         The Bank also makes commercial (including agriculture) non-real estate loans. These loans in general have higher risks associated with them than real estate loans. They are generally secured by inventory, equipment, accounts receivable, etc., or unsecured in some cases backed by appropriate financial condition as per the underwriting standards of the Bank. Agriculture loans are generally secured by machinery, equipment, other miscellaneous assets or unsecured in keeping with the underwriting standards of the Bank. The timely pay back is dependent upon the successful operation of the business or farm. The outstanding balance of non-real estate commercial loans was $37,371,000 at December 31, 2002, and the outstanding balance of non-real estate agriculture loans was $4,871,000 at December 31, 2002.

                                   Investments

Investment Securities

         The Corporation invests in mortgage-backed securities, agency notes and bonds, collateralized mortgage obligations (CMO's), municipal bonds, agency equity securities, asset-backed securities, equity securities and trust preferred securities.

         A substantial portion of the mortgage-backed security portfolio consists of securities that are either insured or guaranteed by FHLMC, FNMA or GNMA. Guaranteed securities are more liquid than individual mortgage loans. At December 31, 2002, the Corporation's mortgage-backed securities portfolio had a carrying value of $57,729,952 or 11.89% of total assets compared to $53,957,000 or 11.89% of total assets at December 31, 2001. Amortized costs of mortgage-backed securities were $53,483,000 at December 31, 2001 and $57,051,975 for the comparable 2002 period. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.

         The Corporation held investments in CMO's for the years ended December 31, 2002 and 2001. At December 31, 2002 and 2001, the Corporation had carrying value of CMO's of

$2,305,000 and $8,885,000, respectively. These carrying values represent .47% and 1.96% of total assets for the respective year-ends. Amortized cost of CMO's were $2,292,000 and $8,901,000 as of December 31, 2002 and 2001.

         The Corporation invests in municipal securities that are bank-qualified. As of December 31, 2002 and 2001, the Corporation had carrying values of $30,719,000 and $24,305,000 respectively. These investments represent 6.33% and 5.36% of total assets as of December 31, 2002 and 2001.

         The Corporation also invests in agency equity securities. As of December 31, 2002 and 2001 the Corporation had carrying values of $8,278,000 and $5,723,000, respectively.

         The Corporation holds the following equity investments: Federal Reserve Bank Stock of $295,000 for the periods ending December 31, 2002 and 2001 respectively; Federal Home Loan Bank Stock of $1,832,000 and $1,621,000 for the same dates as above; and Community Bankers' Bank Stock of $54,750 and $54,750 for the same dates as above.

         The Corporation also holds investments in corporate bonds of $2,201,000 and $2,229,000 as of December 31, 2002 and 2001 respectively. These investments represented approximately 0.47% and 0.49% of total assets at those dates.

         The Corporation holds investments in SLMA and SBA issued securities. At December 31, 2002 the Corporation had $1,413,000 in carrying value in these investments.

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

         The Corporation's internal investment committee, made up of the CEO, Cashier, CFO and V.P. of Accounting, meets routinely to determine portfolio strategies following Federal Reserve guidelines with respect to portfolio investment and accounting. The Committee performs pre-purchase and pre-sale analysis on all individual securities and presents this information to the full board of directors monthly. Such Federal Reserve guidelines state that insured institutions must account for securities held for investment, sale and/or trading in accordance with generally accepted accounting principles. The Corporation maintains a written investment policy to set forth investment portfolio composition and investment strategy. The investment portfolio composition policy considers, among other factors, the financial condition of the institution, the types of securities, amounts of investments in those securities and safety and soundness considerations pertaining to the institution. The investment strategy considers, among other factors, interest rate risk, anticipated maturity of each type of investment and the intent of the institution with respect to each investment.

                                Sources of Funds

General

         Deposit accounts have traditionally been the principal source of the Corporation's funds for use in lending and for other general business purposes. In addition to deposits, the Corporation derives funds from loan repayments, repayments from securities, Federal Home Loan Bank System ("FHLB") advances, the national certificate of deposit market and loan participation sales. Borrowings and the national certificate of deposit market may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a long-term basis to support expanded lending activities.

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

         The  following  table  sets  forth  the  deposit   liabilities  of  the
Corporation for the year ended December 31, 2002.

                                   2002 Weighted                      Minimum          Amount
                                      Average                         Balance            in          % of
     Type of Account                    Rate           Term           Deposit         Thousands      Total
     ---------------                    ----           ----           -------         ---------      -----

     Checking Account                  0.00%           none          $ 100.00         $55,597        13.55%
     Interest Checking                 1.35            none            100.00          26,028         6.34
     Statement Savings                 2.07            none             25.00          70,258        17.12
     Money Market
       Deposit Accounts                2.24            none            500.00          23,491         5.73
     Christmas Club Accts.             2.26            none              5.00              70         0.02
     Individual Retirement
       Accounts                        5.53           various          500.00          44,030        10.73
     Certificates of Deposit
       Accounts                        3.81           various          500.00         190,827        46.51
                                                                                      -------        -----

     Totals                                                                          $410,301       100.00%
                                                                                     --------       -------

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

         The   following   table  sets  forth   information   relating   to  the
Corporation's deposit flows during the years indicated.

                                                           Years Ended December 31,

       (In Thousands)                                     2002       2001       2000
       --------------                                     ----       ----       ----
       Increase (decrease) in deposits before
         interest credited back to accounts              $  5,452   $ 28,516  $  25,586
       Interest credited back to accounts
                                                           12,756     17,262     14,536
                                                         --------   --------   --------

       Net increase in deposits
                                                           18,208     45,778     40,122
                                                         --------   --------   --------

       Total deposits at year end                        $410,301   $392,093   $346,315
                                                         --------   --------   --------


Borrowings

         The Corporation may obtain advances from the FHLB upon the security of the capital stock it owns in the bank and certain of its home mortgage loans, provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes the acceptable uses to which the advances pursuant to each program may be used, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the Corporation's net worth or on the FHLB's assessment of the Corporation's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

         The Bank also has established credit arrangements with several of its correspondent banks. At December 31, 2002, the Bank had approximately $95,228,000 of unused lines of credit, including FHLB unused lines of credit, to fund any necessary cash requirements.

         The following table sets forth certain information as to the Corporation's advances and other borrowings at the dates indicated. See Notes 9, 10, and 11 to the Consolidated Financial Statements, included as part of the Annual Report to Shareholders, for information as to rates, maturities, average balances and maximum amounts outstanding.

                                                            Years Ended December 31,

       (In Thousands)                                      2002       2001       2000
       --------------                                      ----       ----       ----

       Advances from FHLB                                $ 33,072  $  23,214   $  23,357
       Guaranteed preferred beneficial
         interests in corporation's junior
         subordinated debt securities                       7,500      7,500       7,500

       Other borrowings                                       222        269         312
                                                         --------   --------   ---------

            Total Borrowings                             $ 40,794   $ 30,983   $  31,169

         In January 1998, the Corporation issued $7,500,000 of trust-preferred securities through its subsidiary Highlands Capital Trust I. The proceeds from this issue are included in the Corporations' Tier 1 and Tier 2 capital up to specified levels according to federal regulations. The subordinated notes were issued with a final maturity of 30 years and a ten-year call option at the discretion of the Corporation. The issuance of these trust-preferred securities has enabled the

Corporation to continue expansion while maintaining a well-capitalized position according to regulatory standards.

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

                                    Employees

         The Corporation, at December 31, 2002, had 202 full time employees. None of these employees are represented by a collective agent, and the Corporation believes its employee relations are excellent.

                                  Subsidiaries

         The Corporation was incorporated in Virginia in 1995 to serve as the holding company for the Bank. The Bank is a state chartered bank with its principal offices in Abingdon, Virginia. The Bank was incorporated in 1985 under the laws of the Commonwealth of Virginia. The Corporation formed a statutory business trust, Highlands Capital Trust I, in January 1998 to issue trust preferred securities in order to raise additional capital.

         The Bank formed a wholly-owned subsidiary, Highlands Union Insurance Services, Inc., in 1999 for the purpose of selling insurance services through Bankers' Insurance, LLC. The Bank, through Highlands Union Insurance Services, Inc. joined a consortium of approximately sixty other financial institutions to form Bankers' Insurance, LLC. Bankers' Insurance LLC, as of December 31, 2002, had purchased seven full service insurance agencies across the state of Virginia.

         The Bank also formed a wholly-owned subsidiary, Highlands Union Financial Services, Inc., in 2001 for the purpose of selling non-banking financial products through Independent Community Bankers' Association Financial Services.

                          Federal Home Loan Bank System

         The Bank is a member of the FHLB, which consists of 12 regional FHLB banks. The FHLB is regulated by the Federal Housing Finance Board ("FHFB"). The FHFB is composed of five members, including the Secretary of Housing and Urban Development and four private citizens appointed by the President with the advice and consent of the Senate for terms of seven years. At least one director must be chosen from organizations with more than a two-year history of representing consumer or community interests on banking services, credit needs, housing or financial consumer protections.

         The Bank, as a member of the FHLB of Atlanta, is required to purchase and maintain stock in its bank in an amount as if 30 percent of the member's assets were home mortgage loans.

         The FHFB is required to adopt regulations establishing standards of community investment or service for members of the FHLB as a condition for continued access to advances. The regulations are to take into account the record of performance of the institution under the Community Reinvestment Act of 1977 and its record of lending to first time homebuyers.

         In addition, new collateral requirements for advances are to be established which will be designed to insure credit quality and marketability of the collateral.



                                   Regulation
General

         The Corporation and its subsidiaries are subject to the supervision, regulation and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of the Commonwealth of Virginia which has jurisdiction over financial institutions. The Corporation and its subsidiaries has obtained regulatory approval for its various activities to the extent required.

Federal and State Laws and Regulations

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Corporation and its subsidiaries.

Bank Holding Company Regulation

         The Corporation is registered as a "bank holding company" with the Board of Governors of the Federal Reserve System ("Federal Reserve"), and is subject to supervision by the Federal Reserve under the Bank Holding Corporation Act of 1956 ("BHC Act"). The Corporation is required to file with the Federal Reserve periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve examines the Corporation and the Bank.

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

Bank Regulation

         The Bank, as a state chartered member of the Federal Reserve, is subject to regulation and examination by the Virginia State Corporation Commission and the Federal Reserve Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation, which currently insures the deposits of each member bank to a maximum of $100,000 per depositor.

         The commercial banking business is affected by the monetary policies adopted by the Federal Reserve Board. Changes in the discount rate on member bank borrowings, availability of borrowing at the "discount window", open market operations, the imposition of any changes in reserve requirements against member banks' deposits and certain borrowings by banks and their affiliates, and the limitation of interest rates which member banks may pay on deposits, are some of the instruments of monetary policy available to the Federal Reserve Board. Taken together, these controls give the Federal Reserve Board a significant influence over the growth and profitability of all banks. Management of the Bank is unable to predict how the Federal Reserve Board's monetary policies (or the fiscal policies or economic controls imposed by Federal or state governments) will affect the business and earnings of the Bank or the Corporation, or what those policies or controls will be.

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

         Prompt corrective action measures adopted in FDICIA and which became effective on December 19,1992, impose significant new restrictions and requirements on depository institutions that fail to meet their minimum capital requirements. Under Section 38 of the Federal Deposit Insurance Act ("FDI Act"), the federal banking regulatory agencies have developed a classification system pursuant to which all depository institutions are placed into one of five categories based on their capital levels and other supervisory criteria: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.

         The Bank met the requirements at December 31, 2002 to be classified as "well capitalized." This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Corporation's overall financial condition.

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

         An institution that is undercapitalized depository institution may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates on insured deposits in the institution's normal market areas or in the market area in which the deposits would otherwise be accepted.

         An undercapitalized depository institution may not branch, acquire an interest in another business or institution or enter a new line of business unless its capital plan has been accepted and its principal federal regulator approves the proposed action.

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

         If its principal federal regulator determines that an adequately capitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan, restrict its asset growth and prohibit branching, new acquisitions and new lines of business. An institution's principal federal regulator may deem it to be engaging in unsafe or unsound practices if it receives a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination.

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

         Under the experience method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (1) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bears to the sum of the loans outstanding at the close of those six years or (2) the lower of (a) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method (the base year is the last taxable year beginning before 1988), or (b) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

         The Bank will be subject to the direct charge-off method of writing off bad debts once it reaches $500 million. Once the Bank is subject to this method it will not be allowed to carry a tax reserve that was allowed under the experience method. Management predicts that this change will occur in 2003 due to growth projections.

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

         The Commonwealth of Virginia imposes an income tax on corporations domiciled in the state. The Virginia taxable income is based on the federal taxable income with certain adjustments for interest and dividend income on obligations of securities of the United States and states other than Virginia. The tax rate is 6% of taxable income of the Corporation, exclusive of the Bank and its subsidiaries. The State of Virginia assesses a Bank Franchise Tax for Banks located in the Commonwealth. The rate is 1% of capital subject to certain deductions and additions. The majority of the tax is paid back to the Virginia localities in which the Bank operates. The State of North Carolina imposes a state income tax while Tennessee assesses a combined Franchise / Excise Tax.

         See Note 7 to the Consolidated Financial Statements, included as part of the Annual Report to Shareholders, for additional information regarding the income taxes of the Company.

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

                                                        Year Ended December 31,
                                      2002                        2001                        2000
                                                        (Dollars in Thousands)
                                     Interest                     Interest                  Interest
                           Average   Income/   Yield/   Average   Income/  Yield/  Average  Income/  Yield/
                           Balance   Expense    Rate    Balance   Expense   Rate   Balance  Expense   Rate
                           -------   -------    ----    -------   -------   ----   -------  -------   ----
ASSETS
Interest earning assets
  (taxable-equivalent
basis)

Loans (net of unearned
  discount (2)             $335,823  $ 26,095  7.77%   $309,753  $27,574    8.90%  $277,115 $25,077   9.05%
Securities (1)(3)            99,768     4,758  5.52      87,254    5,107    6.40     80,315   5,218   6.69
Federal funds sold            5,544        91  1.64       9,133      317    3.47      1,834     123   6.68
                           --------   -------  ----    --------   -------   ----   -------- -------   ----


Total interest-earning
  assets                   $441,134   $30,944  7.18%   $406,140   $32,998   8.42%  $359,264 $30,418   8.51%
                           --------   -------  ----    --------   -------   ----   -------- -------   ----

LIABILITIES
Interest bearing
  liabilities

Interest bearing dep.      $343,900  $ 11,768  3.42%   $322,847  $16,740    5.19%  $283,484 $15,610   5.51%
Other interest bearing
  liabilities                38,783     2,498  6.44      31,117    2,146    6.90     31,169   2,090   6.71
                           --------   -------  ----    --------   -------   ----   -------- -------   ----


Total interest-bearing
  liabilities              $382,683   $14,266  3.73%   $353,964   $18,886   5.34%  $314,653 $17,700   5.63%
                           --------   -------  ----    --------   -------   ----   -------- -------   ----

Net interest income.                  $16,678                     $14,112                   $12,718
Net margin on int.
  earning assets on a
  tax equivalent basis                         3.95%                        3.59%                     3.59%


Average interest spread                        3.45%                        2.90%                     2.88%

(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free investments. Virginia banks are exempt from state income tax.
(2) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(3) The yield on securities classified as available for sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by FAS 115.

         As the largest component of income, net interest income represents the amount that interest and fees earned on loans and investments exceed the interest costs of funds used to support these earning assets. Net interest income is determined by the relative levels, rates and mix of earning assets and interest-bearing liabilities. The following table attributes changes in net interest income either to changes in average volume or to changes in interest rates. Dollar changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Increase/(Decrease) Due to Volume and Rate

                                          2002 Compared to 2001                 2001 Compared to 2000

                                    Increase     Increase                Increase     Increase
                                   (decrease)   (decrease)              (decrease)   (decrease)
                                     due to       due to                  due to       due to
                                   change in     change in  Net increase change in    change in  Net increase
Increase (Decrease) in               volume        rate     (decrease)    volume        rate     (decrease)
----------------------               ------        ----     ----------    ------        ----     ----------

                                                            (Dollars in Thousands)

INTEREST INCOME
Securities                          $   800      $ (1,149)  $   (349)     $    464      $  (576)  $  (112)
Federal funds sold                     (125)         (101)      (226)          488         (293)      195
Loans                                 2,000        (3,479)    (3,479)        2,955         (458)    2,497
                                    -------      --------   --------       -------      -------   -------

Total Income Change                 $ 2,675      $ (4,729)  $ (2,054)      $ 3,907      $(1,327)  $ 2,580
                                    -------      --------   --------       -------      -------   -------


INTEREST EXPENSE
Savings and time deposits           $ 1,091      $ (6,063)  $ (4,972)      $ 2,168     $ (1,038)  $ 1,129
Other interest-bearing
  liabilities                           528          (177)       351            (4)          60        57
                                    -------      --------   --------       -------      -------   -------

Total Expense Change                $ 1,619      $ (6,240)  $ (4,621)      $ 2,164      $  (978)  $ 1,186
                                    -------      --------   --------       -------      -------   -------


Increase (Decrease) in
  Net Interest Income               $ 1,056      $  1,511   $  2,567       $ 1,743      $  (349)  $ 1,394
                                    -------      --------   --------       -------      -------   -------


Investment Portfolio

         The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2002.


                                                        (Dollars in Thousands)
                                       One Year    Five Years
                         Within One    Through      Through    After Ten             Market     Amortized
                            Year      Five Years   Ten Years     Years     Yield     Value         Cost

 State & Muni's            $   0         $1,437       $  986     28,296     7.09     30,719         29,824
 Mtg.-backed Sec             133            216          528     56,853     4.25     57,730         57,052
 Other                       750              0          986     12,558     3.57     14,294         14,335
                           -----         ------       ------    -------     ----   --------       --------

 TOTAL                     $ 883         $1,653       $2,500    $97,707     5.02   $102,743       $101,211
                           -----         ------       ------    -------     ----   --------       --------

Loan Portfolio

         The table below classifies gross loans by major category and percentage distribution at December 31, 2002 for each of the past five years:


                                                              December 31,
                                                        (Dollars in thousands)

                                      2002                         2001                        2000
                              Amount      Percentage       Amount      Percentage      Amount     Percentage
                              ------      ----------       ------      ----------      ------     ----------
Real Estate Secured:
  Residential 1-4 family    $128,462         37.82%      $114,556         35.18%     $102,631       35.14%
  Multi-family                 3,383          1.00          3,011          0.92         3,909        1.34
  Commercial, Construction
Construction
      and Land Development    85,468         25.16         80,673         24.77        61,666       21.11
  Second Mortgages            11,676          3.43          7,737          2.38         5,342        1.83
  Equity Line of Credit        5,253          1.54          4,166          1.28         3,455        1.18
  Farmland                     5,589          1.65          5,055          1.56         4,928        1.69
                           ---------        ------       --------        ------      --------      ------
                           $ 239,831         70.60%      $215,208         66.09%     $181,931       62.29%

Secured, Other:
  Personal                  $ 49,483         14.57%       $60,532         18.59%      $63,137       21.62%
  Commercial                  26,043          7.67         26,002          7.98        26,463        9.05
  Agricultural                 4,209          1.23          3,274          1.01         4,498        0.86
                           ---------        ------       --------         -----      --------      ------
                            $ 79,735         23.47%       $89,808         27.58%      $92,098       31.53%

Unsecured:                  $ 20,135          5.93%       $20,614          6.33%      $18,059        6.18%
                           ---------        ------       --------        ------      --------      ------

Loans, gross               $ 339,701        100.00%      $325,630        100.00%     $292,088      100.00%
                           ---------        ------       --------        ------      --------      ------


                                                 December 31,
                                            (Dollars in thousands)

                                       1999                       1998
                               Amount      Percentage     Amount     Percentage
                               ------      ----------     ------     ----------
Real Estate Secured:
  Residential 1-4 family     $ 94,356         36.04%    $ 81,181        34.76%
  Multi-family                  3,072          1.17        1,888         0.81
  Commercial, Construction
Construction
      and Land Development     53,893         20.58       45,832        19.63
  Second Mortgages              4,199          1.60        2,606         1.12
  Equity Line of Credit         3,536          1.35        3,064         1.31
  Farmland                      4,403          1.68        1,768         0.76
                             --------        ------     --------       ------
                             $163,459         62.42%    $136,339        58.38%

Secured, Other:
  Personal                    $60,492         23.10%     $62,366        26.70%
  Commercial                   18,226          6.97       14,293         6.12
  Agricultural                  2,408          0.92        2,133         0.91
                             --------        ------     --------       ------
                              $81,126         30.99%     $78,792        33.74%

Unsecured:                    $17,258          6.59%     $18,406         7.88%
                             --------        ------     --------       ------

Loans, gross                 $261,843        100.00%    $233,537       100.00%
                             --------        ------     --------       ------


The following table shows the maturity of loans outstanding, inclusive of contractual amortization as of December 31, 2002.

                                                               December 31, 2002
                                                             (Dollars in Thousands)

                                            Within One            After One But            After Five
                                               Year             Within Five Years            Years

                                        Fixed      Floating     Fixed      Floating     Fixed    Floating
                                         Rate        Rate        Rate        Rate       Rate       Rate       Total
                                         ----        ----        ----        ----       ----       ----       -----
Real Estate Secured:
  Residential 1-4 family              $  6,973    $  4,119    $ 19,610    $  9,378    $ 20,964   $ 67,418    $128,462
  Multi-family                             233           0       2,431           0         719          0       3,383
  Commercial, Construction &
    Land Development                    21,195       7,088      45,859         841       6,679      3,806      85,468
  Second Mortgages                       1,455       3,542       3,858          93       2,283        445      11,676
  Equity Line of Credit                      0         407           0       1,867           0      2,979       5,253
  Farmland                                 893         844       3,016          81         755          0       5,589

Secured, Other:
  Personal                              15,720          44      32,348           0       1,371          0      49,483
  Commercial                             8,206       5,862       9,663       1,392         920          0      26,043
  Agricultural                             797       1,835       1,142          47         388          0       4,209

Unsecured                                8,588       7,635       2,709         939         264          0      20,135
                                      --------    --------    --------    --------    --------   --------    --------

Loans, Gross                          $ 64,060    $ 31,376    $120,636    $ 14,638    $ 34,343   $ 74,648    $339,701
                                      --------    --------    --------    --------    --------   --------    --------


Non-performing loans

         The loan portfolio of the Bank is reviewed regularly by senior officers to evaluate loan performance. The frequency of the review is based on a rating of credit worthiness of the borrower utilizing various factors such as net worth, credit history, customer relationship, etc. The evaluations emphasize different factors depending upon the type of loan involved. Commercial and real estate loans are reviewed on the basis of estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.

         Management's review of commercial and other loans may result in a determination that a loan should be placed on a non-accrual of interest basis. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full collectability of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.

         The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. As of the five periods ended December 31, 2002, 2001, 2000, 1999 and 1998 non-performing loans amounted to $2,606,000, $2,063,000, $1,502,000, $1,641,000 and $2,033,000
respectively. As of the five periods ended December 31, 2002, 2001, 2000, 1999 and 1998 non-accrual loans and more and still accruing amounted to $1,657,000, $950,000, $586,000, $559,000 and $1,380,000 respectively. As of the five periods ended December 31, 2002, 2001, 2000, 1999 and 1998 loans past-due 90 days and more amounted to $949,000, $1,113,000, $916,000, $1,082,000 and $653,000
respectively.

Interest income lost on non-accruing loans was approximately $104,000, $73,000, $121,000, $136,000 and $86,000 for the years ended December 31, 2002, 2001,
2000, 1999 and 1998 respectively. Interest income realized on loans past-due 90 days and more and still accruing was approximately $15,000, $18,000, $15,000, $17,000 and $10,000 for the years ended December 31, 2002, 2001, 2000, 1999 and
1998 respectively.

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

         The following table presents the Corporation's loan loss experience for the past five years:

                                                                        Years Ended December 31,
                                                                         (Dollars in Thousands)

                                                        2002         2001          2000         1999         1998
                                                        ----         ----          ----         ----         ----
Allowance for loan losses at
  beginning of year                                    $  3,418     $  2,950       $ 2,494     $  2,008     $  1,636

Loans charged off:
    Commercial                                              389          107            69          357          270
    Real Estate - mortgage                                   94           10             0           27            0
    Consumer                                              1,043        1,087           925          710          786
    Other
                                                              0            0             0            0            0
                                                       --------     --------        ------     --------     --------

    Total                                              $  1,526     $  1,204        $  994     $  1,094     $  1,056
                                                       --------     --------        ------     --------     --------

Recoveries of loans previously charged off:
    Commercial                                         $      5     $      3        $    6     $     97     $     41
    Real Estate - mortgage                                    0            0             0            0            0
    Consumer                                                155          221           167           65          157
    Other                                                     0            0             0            0            0
                                                       --------     --------        ------     --------     --------

    Total                                              $    160     $    224        $  173     $    162     $    198
                                                       --------     --------        ------     --------     --------

Net loans charged off                                  $  1,366     $    980        $  821     $    932     $    858
                                                       --------     --------        ------     --------     --------
Provision for loan losses                                 1,825        1,448         1,277        1,418        1,230
                                                       --------     --------        ------     --------     --------


Allowance for loan losses end of year                  $  3,877     $  3,418       $ 2,950     $  2,494     $  2,008
                                                       --------     --------        ------     --------     --------

Average total loans (net of unearned income)           $335,823     $309,753     $ 277,115     $246,687     $213,069

Total loans (net of unearned income) at year-end       $339,521     $325,460     $ 291,897     $261,678     $233,372

Ratio of net charge-offs to average loans                0.407%       0.316%        0.296%       0.378%       0.403%

Ratio of provision for loan losses to average loan       0.543%       0.467%        0.461%       0.575%       0.577%

Ratio of provision for loan losses to net charge-off   133.602%     147.755%      155.542%     152.146%     143.357%

Allowance for loan losses to year-end loans              1.142%       1.050%        1.011%       0.953%       0.860%

Allocation of the allowance for loan losses

         The following table provides an allocation of the allowance for loan losses as of December 31, 2002, 2001, 2000, 1999 and 1998.


                                                                            Year Ended December 31,
                                                                       Percent of Loans on each Category

                                                                             (Dollars in Thousands)

                                        2002                                         2001

                    Allowance for   Percentage of   Percentage of  Allowance for Percentage of   Percentage of
                      Loan Loss    Total Loan Loss  Total Loans     Loan Loss    Total Loan Loss  Total Loans
                      ---------    ---------------  -----------     ---------    ---------------  -----------
Commercial             $   972          25.06%        10.87%        $   857          25.06%          7.98%
Real Estate                228           5.89         70.60             201           5.89          66.09
Consumer                 2,672          68.93         17.05           2,356          68.93          24.92
Other                        5           0.12          1.48               4           0.12           1.01
                       -------         ------        ------         -------         ------         ------

Total                  $ 3,877         100.00%       100.00%        $ 3,418         100.00%        100.00%
                       -------         ------        ------         -------         ------         ------


                              Year Ended December 31,
                         Percent of Loans on each Category

                               (Dollars in Thousands)

                                      2000

                    Allowance for   Percentage of   Percentage of
                       Loan Loss    Total Loan Loss  Total Loans
                       ---------    ---------------  -----------
Commercial             $    739          25.06%        12.52%
Real Estate                 174           5.89         62.29
Consumer                  2,033          68.93         24.09
Other                         4           0.12
                       --------         ------        ------

Total                  $  2,950         100.00%       100.00%
                       --------         ------        ------


                                        1999                                         1998

                    Allowance for   Percentage of   Percentage of  Allowance for Percentage of   Percentage of
                      Loan Loss    Total Loan Loss  Total Loans     Loan Loss    Total Loan Loss  Total Loans
                      ---------    ---------------  -----------     ---------    ---------------  -----------
Commercial              $  625          25.06%        10.34%         $  503          25.05%        10.38%
Real Estate                147           5.89         62.42             118           5.88         58.38
Consumer                 1,719          68.93         26.01           1,384          68.92         30.04
Other                        3           0.12          1.23               3           0.15          1.20
Unallocated                  0             0              0               0              0             0
                       -------         ------        ------         -------         ------        ------

Total                  $ 2,008         100.00%       100.00%        $ 2,008         100.00%       100.00%
                       -------         ------        ------         -------         ------        ------


Deposits

         The following table provides a breakdown of deposits at December 31 for the years indicated:

                                                                     December 31,
                                                                (Dollars in Thousands)

                                                        2002            2001             2000
                                                        ----            ----             ----
              Non-interest bearing demand deposits    $ 55,597         $ 50,248        $ 45,343
              Interest bearing demand deposits          49,519           37,464          25,697
              Savings deposits                          70,258           60,166          45,826
              Time deposits                            234,927          244,215         229,449
                                                      --------         --------        --------

              Total Deposits                          $410,301         $392,093        $346,315

           The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:


                                                  Year Ended December 31,
                                                   (Dollars in Thousands)

                                   2002                     2001                     2000

                           Amount         Rate      Amount         Rate       Amount         Rate
                           ------         ----      ------         ----       ------         ----
Non-interest bearing
  demand deposits         $ 54,979        0.00%   $ 47,271         0.00%    $ 42,228         0.00%
Interest-bearing demand
  deposits                  43,537        1.76      29,003         2.80       25,636         3.52
Savings deposits            65,790        2.07      52,655         3.38       47,474         4.01
Time deposits              234,573        4.11     241,190         5.85      210,374         6.08
                          --------                --------                  --------

Total                     $398,879                $370,119                  $325,712


         The remaining maturities of time deposits greater than $100,000 at December 31, 2002 are as follows (in thousands) :

         Maturity

         3 months or less....................................$  12,252
         3 months through 6 months...........................    8,269
         Over 3 through 12 months............................   80,173
         Over 12 months......................................   28,498
                                                               -------

              Total                                          $  61,390
                                                               -------

Interest Rate Sensitivity Analysis

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

         There are several common sources of interest rate risk that must be effectively managed to maintain minimal impact on the Corporation's earnings and capital. Repricing risk comes largely from timing differences in the pricing of interest-earning assets and interest-bearing liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest and principal payments and maturing assets at lower or higher rates. Basis risk arises when different yield curves or pricing indices do not change at precisely the same moment in time or magnitude so that earning assets and interest-bearing liabilities with the same maturity are not affected equally. Yield curve risk refers to unequal movements in short-term and long-term interest rates.

         The following table provides the maturities of investment securities, loans, and deposits as of December 31, 2002, and measures the interest rate sensitivity gap for each range of maturity indicated: The amounts below also reflect various prepayment assumptions.


                                                                    December 31, 2002
                                                                  (Dollars in Thousands)
                                                                         Maturing


                                          Within One        After One But         After Five
                                             Year         Within Five Years         Years               Total
                                             ----         -----------------         -----               -----

     ASSETS
     Interest-bearing
         Investment Securities             $ 13,426            $ 37,232            $ 54,267            $104,925
         Fed Funds Sold                       5,132                   0                   0               5,132
         Loans                              142,405             173,492              23,624             339,521
         Other interest-bearing                                                       7,571               7,571
     Noninterest-bearing
         Other Assets                             0                   0              28,454              28,454
                                           --------            --------            --------            --------

     Total Assets                          $160,963            $210,724            $113,916            $485,603
                                           --------            --------            --------            --------

     LIABILITIES AND SHARE-
       HOLDERS' EQUITY
     Interest-bearing
     (1) All Interest-bearing Deposits     $251,222            $ 99,400            $  4,082            $354,704
           Other Interest-bearing Liab       19,072              14,110               7,612              40,794
     Noninterest-bearing
           Demand Deposit Non-Interest            0                   0              55,597              55,597
           Other Liabilities                  2,309                   0                   0               2,309
           Shareholders' Equity                   0                   0              32,199              32,199
                                           --------            --------            --------            --------

     Total Liabilities and Shareholders'
           Equity                          $272,603            $113,510            $ 99,490            $485,603
                                           --------            --------            --------            --------

     Interest Rate Sensitivity GAP       $(111,640)            $ 97,214            $ 14,426              $    0

(1) For purposes of this schedule, the Corporation includes 100% of its statement savings, NOW and MMDA's in the one year column.

Asset Liability Management

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

         Repricing risk arises from timing differences in the repricing of assets and liabilities. Reinvestment risk refers to the ability, or lack thereof, to reinvest cash flows of maturing assets at lower or higher rates.

         In determining the appropriate level of interest rate risk, the ALCO reviews the changes in projected net interest income subject to various changes in interest rates. To help effectively measure interest rate risk, the ALCO utilizes rate sensitivity and simulation analysis to determine the impact on net interest income as well as the changes in the Economic Value of Equity. Simulation analysis is used to subject or "shock" the current repricing and maturing amounts to rising and falling interest rates. Rate change increments of 1% and 2% up and down are used in the monthly simulation analysis. Loan and investment security prepayments are estimated using current market information.

      The following table shows the estimated cumulative impact on net interest income for the next 12 months as of December 31, 2002, subject to the specified interest rate changes.

      Rate change increment     % change in net interest income    $ change in net
                                                                   interest income
      Up 1%
                                -3.19%                             $     -559,000
      Up 2%
                                -5.71%                             $   -1,000,000
      Down 1%
                                 3.75%                             $      656,000
      Down 2%
                                 5.84%                             $    1,023,000

Liquidity

         Liquidity is the measure of the Corporation's ability to generate sufficient funds in order to meet customers' demands for withdrawal of deposit balances and for the funding of loan requests. The Corporation maintains cash reserves, in accordance with Federal Reserve Bank guidelines, and has sufficient flow of funds from investment security payments as well as loan payments to meet current liquidity needs.

         Management of the Corporation continuously monitors and plans the Corporation's liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank, Management believes that these sources of funds provide sufficient and timely liquidity for the foreseeable future.

         The Corporation's major source of funding and liquidity is derived from its deposit base. The mix of the deposit base (demand deposits, statement savings, certificates of deposit, money market and interest checking) is constantly subject to change. During 2002, as reflected in the Consolidated Balance Sheets, the deposit mix changed with an increase in non-interest bearing demand deposits of $5.3 million, an increase in interest-bearing NOW and Money Market deposits of $12.1 million, an increase in statement savings deposits of $10.1 million and a decrease in total time deposits of $9.3 million. During 2002 total deposits increased $18.2 million.

         The Corporation had approximately $102.7 million in investment securities at December 31, 2002. The Corporation utilizes its investment portfolio as a secondary form of liquidity. Management has designated $102.7 million of the investment portfolio as available for sale under the requirements of FAS 115. Under this designation, the Corporation has the ability to sell any of these available for sale securities to meet extraordinary liquidity needs without negative impact to the financial position or results of operations.

         The Consolidated Statements of Cash Flows appearing in the financial statements of the Corporation reflects a net increase in cash and cash equivalents of $6.3 million over the comparable 2001 period. This increase was greatly due to the bank's increase in total deposits as well as the $10 million advances from the Federal Home Loan Bank.

         Liquidity strategies are implemented and monitored on a daily basis by the Corporation's Asset Liability Committee (ALCO). The Committee uses a simulation model to assess future liquidity needs of the Corporation and to manage the investment of funds. The ALCO Committee meets formally on a monthly basis.


Return on Equity and Assets

         The  following  table   highlights   certain  ratios  for  the  periods
indicated:


                                                                   Year Ended December 31,
                                                                         (Percentage)

                                                   2002                       2001                      2000
                                                   ----                       ----                      ----
Net income to:
  Average total assets                             0.87                        0.77                     0.78
  Average shareholders' equity                    13.82                       12.78                    13.69

Divided payout ratio (dividends declared per
  share divided by net income per share)           5.81%                       6.39%                   6.21%

Average shareholders' equity to average total
  assets ratio                                     6.32                        6.00                     5.71

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

          All of the Bank's branch locations have an on-premises ATM. All branch properties are owned by the Bank and are free of liens. In September 1998, the Bank acquired the adjacent building to its Commonwealth office to facilitate future expansion. This is a one story brick structure, located at 801-805 Commonwealth Avenue, Bristol, Virginia and is currently leased. A note payable to the sellers was executed and is secured by a first deed of trust. The balance on the note as of December 31, 2002 was approximately $22,000.

         Also during 1998, the Bank initiated an off premises ATM program. This program has continued to expand to include 28 offsite ATMs purchased and installed throughout the Bank's market areas. Six machines are placed in Bristol, Virginia; one is installed in Bristol, Tennessee; ten are installed in Washington County, Virginia; two in Russell County, Virginia; six in Smyth County, Virginia, one in Wythe County, Virginia, one in Banner Elk, North Carolina and one in Boone, North Carolina. All machines are free of liens.

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

         On September 23, 2000, the Bank closed on the purchase of a branch office of a bank in Rogersville, Tennessee. This purchase included approximately $3.9 million of deposit accounts, $54,000 of overdraft protection accounts, $7,000 of specified furniture and equipment and approximately $639,000 for the building and real estate. The branch office is a one-story masonry and concrete structure constructed in 1985. The branch is located at 410 Highway 66 South in Rogersville, Tennessee. This building is being used as a Highlands Union Bank full service facility with two drive-thru lanes and a drive-up ATM.

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

         During 2000 the Bank began construction of a two-story brick building that opened as a full service branch of the Bank in January of 2001. The Seller of this property originally financed $250,000 of the purchase price of the land. The balance of this note as of December 31, 2002 was approximately $200,000. The Bank has purchased a tract of land on Highway 394, at its intersection with Blountville Boulevard, in Blountville, Tennessee for the purpose of constructing a full-service branch bank. The property was purchased for $315,000 plus the conveyance of the Bank's Volunteer Parkway property valued at $300,000. Excavation of the Highway 394 property is underway and the branch is expected to open in late summer of 2003.

         The Corporation acquired a commercial building during 1997 that is located at 266 West Plumb Alley, Abingdon, Virginia. The building is a two story concrete structure that was originally constructed by another bank for use as an operations center. During 1997, the Corporation entered into a leasing arrangement with its subsidiary to lease the first floor to be used for its operations center. This lease was expanded to include the second floor of the building that was renovated during 2001. During 2001, the Corporation renovated the second floor of this building and it currently houses the Bank's electronic data processing operations, bookkeeping operations, proof operations and electronic banking operations. The West Plumb Alley property is free of liens. During 1998, the Corporation purchased the adjacent property to the operations center. The property purchased is a one story brick structure that currently houses the Corporation's technology department. It is management's intention to utilize the property as growth continues. The property is owned free and clear of all liens.


Item 3. Legal Proceedings

         The Corporation is not involved in any pending legal proceedings, other than non-material legal proceedings undertaken in the ordinary course of business.


Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         There is no established trading market for the stock of Highlands Bankshares, Inc. At December 31, 2002, the Corporation had approximately 1,247 shareholders of record. The Corporation acts as its own registered Stock Transfer Agent, without charging a transfer fee, ensuring that all applicable federal guidelines relating to stock transfers are enforced.

         The Corporation maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Corporation. The stock transfer agent of the Corporation attempts to keep a record of what the stock sales are trading at by asking the parties about the trade price per share. Please refer to the table below entitled Common Stock Performance for a breakdown of the trades for the four quarters of 2002 and 2001. It is the opinion of management that this range accurately reflects the market value of the Corporation's common stock for the periods presented.

                   Common Stock Performance-December 31, 2002

                                                             Quarterly
                         High              Low                Average
                         ----              ---                -------

First Quarter           $25.50           $25.00               $25.47

Second Quarter          $26.00           $24.00               $25.26

Third Quarter           $26.00           $25.50               $25.93

Fourth Quarter          $26.00           $26.00               $26.00



                    Common Stock Performance-December 31 2001

                         High              Low            Quarterly Average

First Quarter           $28.00           $25.00               $25.44

Second Quarter          $25.00           $24.00               $25.00

Third Quarter           $25.50           $25.00               $25.19

Fourth Quarter          $25.50           $25.00               $25.15


         The Corporation's Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition, capital requirements and upon general business conditions. The Corporation declared and paid annual cash dividends of $238,000 or $0.09 per share during 2002 and $211,000 in cash dividends or $0.08 per share during 2001. The Corporation's principal asset is its investment in the Bank, a wholly owned consolidated subsidiary. The primary source of income for the Corporation historically has been dividends from the Bank. Regulatory agencies limit the amount of funds that may be transferred from the Bank to the Corporation in the form of dividends, loans or advances. The Bank paid $1.5 million in dividends to the Corporation in 2002.

         Under applicable laws and without prior regulatory approval, the total dividend payments of the Bank in any calendar year are restricted to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. The total dividends that may be declared in 2003 without regulatory approval totals $11.4 million plus year-to-date 2003 net profits as of the declaration date.

         At March 13, 2003, there were approximately 1,247 holders of the Corporation's common stock (based on the number of record holders as of that date).

Item 6. Selected Financial Data

         The following table sets forth certain selected consolidated financial data for the past five years.

                                                                        Years Ended December 31,
                                                             (Dollars in thousands, except per share data)

                                                       2002         2001          2000         1999         1998
                                                       ----         ----          ----         ----         ----
Income Statement Amounts:

   Gross interest income                              $  30,944    $  32,998     $  30,418    $  25,671    $  22,897
   Gross interest expense                                14,266       18,887        17,700       14,167       13,401
   Net interest income                                   16,678       14,111        12,718       11,504        9,496
   Provision for possible loan Losses                     1,825        1,448         1,277        1,418        1,230
   Net interest income after provision                   14,853       12,663        11,441       10,086        8,266
   Other operating income                                 3,646        3,364         2,480        1,353        1,367
   Other operating expense                               13,046       11,619         9,713        8,187        6,962
   Income before income taxes
       and other items                                    5,453        4,408         4,208        3,252        2,671
   Income taxes                                           1,349        1,107         1,229        1,121          896
   Income before cumulative effect of
       change in accounting principles                    4,104        3,301         2,979        2,131        1,775
   Cumulative effect of change in
       accounting principles                                  0            0             0            0            0
   Net income                                         $   4,104    $   3,301     $   2,979    $   2,131    $   1,775

Per Share Data(1):

   Net income per share                               $    1.55    $    1.25     $    1.13    $    0.85    $    0.72
   Cash dividends per share                                0.09         0.08          0.07         0.06         0.05
   Book value (at year end)                               12.16        10.38          9.17         7.77         7.33

Balance Sheet Amounts (at year-end):

   Total assets                                       $ 485,603    $ 453,745     $ 405,212    $ 358,348    $ 307,764
   Total loans (net of unearned income)                 339,521      325,460       291,895      261,678      233,371
   Total deposits                                       410,301      392,093       346,315      306,193      272,341
   Long-term debt                                        14,200       10,483        18,669       10,599        6,763
   Capital Securities                                     7,500        7,500         7,500        7,500        7,500
   Total equity                                          32,199       27,452        24,183       20,408       18,279

(1) Adjusted for 1999 two-for-one stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information required herein is incorporated by reference to pages 23-26 above on Interest Rate Sensitivity Analysis, Asset Liability Analysis and Liquidity.

Item 8. Financial Statements and Supplementary Data

         The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2002:

                  Independent Auditors' Report;
                  Consolidated Statements of Financial Condition as of December 31, 2002, 2001 and 2000;
                  Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2002;
                  Consolidated Statements of Stockholder's Equity for each of the years in the three year period ended December 31, 2002; Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2002; and Notes to Consolidated Financial Statements for December 31, 2002, 2001 and 2000.

Item 9. Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III.


Item 10.  Directors and Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Nominees for Election," "Executive Officers Who Are Not Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Director Compensation," "Executive Officer Compensation," "Stock Options" and "Option Exercises and Holdings" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Transactions" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Controls and Procedures

         On an on-going basis, senior management monitors and reviews the internal controls established for the various operating segments of the Bank. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by Company's financial officers to prepare the Corporation's periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly. Internal audits conducted by the Company's internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company's internal control structure. These audits are also discussed in detail with the Company's Audit Committee. The Company feels that sufficient internal controls and disclosure controls have been established and have reviewed such controls within the last 90 days.

         Furthermore, management asserts that there have not been any significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls or other factors subsequent to the date of management's most recent evaluation.


Part IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1) The response to this portion of Item 15 is submitted as a separate section of this report.

              (2) All  applicable  financial  statement  schedules  required  by
                  Regulation   S-X  are  included  in  the  Notes  to  the  2002
                  Consolidated Financial Statements.

              (3) Exhibits:

                  3.1 Articles of Incorporation of Highlands Bankshares, Inc. (restated in electronic format), filed as
                           Exhibit 4.1 to the Registration Statement on Form S-3, Registration No. 333-83618, filed with the Commission on March 1, 2002, incorporated herein by reference.

                  3.2      Bylaws of  Highlands  Bankshares,  Inc.  attached  as
                           Exhibit 3.2 to the Registration Statement on Form 8-A, File No. 000-27622, filed with the Commission on January 24, 1996, incorporated herein by reference.

                  10.1     Highlands Union Bank 1995 Stock Option Plan.

                  11 Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders and incorporated herein by reference).

                  13.1     Annual Report to Shareholders.

                  21       Subsidiaries of the Corporation.

                  23.1     Consent of Brown, Edwards & Company, L.L.P.

                  99.1 Statement of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350.

                  99.2 Statement of Chief Operations Officer Pursuant to 18 U.S.C.ss.1350.

                  99.3     Statement   of  Chief   Financial   Officer   of  the
                           Corporation Pursuant to 18 U.S.C.ss.1350.

                  99.4 Statement of Chief Financial Officer of the Bank Pursuant to 18 U.S.C.ss.1350.

         (b) Reports on Form 8-K.

                      No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

         (c) Exhibits.

                      The  response  to this  portion of  Item  15 as  listed in
                      Item 15(a)(3) above is submitted as a separate section of this report.

         (d) Financial Statement Schedules.

                      The response to this portion of Item 15 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HIGHLANDS BANKSHARES, INC.

Date:  March 26, 2003                      BY:/s/ Samuel L. Neese
                                              --------------------------------
                                              Samuel L. Neese
                                              Executive Vice President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

                 Signature                                      Title                                Date
                 ---------                                      -----                                ----


/s/ James D. Morefield                           Chairman of the Board, and Director               March 26, 2003
-----------------------------------------
             James D. Morefield


/s/ Dr. James D. Moore, Jr.                                   President                            March 26, 2003
-----------------------------------------
          Dr. James D. Moore, Jr.


/s/ J. Carter Lambert                                       Vice Chairman                          March 26, 2003
-----------------------------------------
             J. Carter Lambert


/s/ Samuel L. Neese                              Executive Vice President, and Chief               March 26, 2003
-----------------------------------------               Executive Officer
              Samuel L. Neese                       [principal executive officer]



/s/ James T. Riffe                              Executive Vice President and Cashier               March 26, 2003
-----------------------------------------           [principal financial and
               James T. Riffe                          accounting officer]


/s/ William E. Chaffin                                        Director                             March 26, 2003
-----------------------------------------
             William E. Chaffin


/s/ E. Craig Kendrick                                         Director                             March 26, 2003
-----------------------------------------
             E. Craig Kendrick

/s/ Clydes B. Kiser                                           Director                             March 26, 2003
-----------------------------------------
              Clydes B. Kiser


/s/ Charles P. Olinger                                        Director                             March 26, 2003
-----------------------------------------
             Charles P. Olinger


/s/ William J. Singleton                                      Director                             March 26, 2003
-----------------------------------------
            William J. Singleton


/s/ Dr. H. Ramsey White, Jr.                                  Director                             March 26, 2003
-----------------------------------------
          Dr. H. Ramsey White, Jr.


                           SECTION 302 CERTIFICATIONS

I, Samuel L. Neese,  certify that:

1. I have reviewed this annual report on Form 10-K of Highlands Bankshares, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003                  /s/ Samuel L. Neese
Samuel L.  Neese                        ----------------------------------------
Executive Vice President and Chief Executive Officer

I, James T. Riffe,  certify  that:

1. I have reviewed this annual report on Form 10-K of Highlands Bankshares, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003                  /s/ James T. Riffe
James T. Riffe                         ----------------------------------------
Executive Vice President and Chief Executive Officer

I, Robert M. Little, Jr.,  certify  that:

1. I have reviewed this annual report on Form 10-K of Highlands Bankshares, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003                  /s/ Robert M. Little, Jr.
Robert M. Little, Jr.                  ----------------------------------------
Executive Vice President and Chief Executive Officer

I, James R. Edmondson,  certify  that:

1. I have reviewed this annual report on Form 10-K of Highlands Bankshares, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003                  /s/ James R. Edmondson
James R. Edmondson                     ----------------------------------------
Executive Vice President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

   3.1            Articles  of  Incorporation  of  Highlands  Bankshares,   Inc.
                  (restated in electronic format), filed as Exhibit 4.1 to the Registration Statement on Form S-3, Registration No. 333-83618, filed with the Commission on March 1, 2002, incorporated herein by reference.

   3.2 Bylaws of Highlands Bankshares, Inc. attached as Exhibit 3.2 to the Registration Statement on Form 8-A, File No. 000-27622, filed with the Commission on January 24, 1996, incorporated herein by reference.

   10.1           Highlands Union Bank 1995 Stock Option Plan.

   11 Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2002 Annual Report to Shareholders and incorporated herein by reference).

   13.1           Annual Report to Shareholders.

   21             Subsidiaries of the Corporation.

   23.1           Consent of Brown, Edwards & Company, L.L.P.

   99.1           Statement   of  Chief   Executive   Officer   Pursuant  to  18
                  U.S.C.ss.1350.

   99.2           Statement  of  Chief   Operations   Officer   Pursuant  to  18
                  U.S.C.ss.1350.

   99.3 Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C.ss.1350.

   99.4 Statement of Chief Financial Officer of the Bank Pursuant to 18 U.S.C.ss.1350.