Form 10-Q
period 2003-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2003-05-15
CIK 1008579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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
                                                                Yes   X  No
                                                                     ---   ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
                                                                 Yes     No X
                                                                     ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          2,650,786 shares of common stock, par value $1.25 per share, outstanding as of May 12, 2003

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2003

                                      INDEX

PART I. FINANCIAL INFORMATION                                         REFERENCE


     Item 1.  Financial Statements

          Consolidated Balance Sheets
               March 31, 2003 (Unaudited) and December 31, 2002 (Note 1) . . .3

          Consolidated Statements of Income (Unaudited)
               for the Three Months Ended
               March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows (Unaudited)
               for the Three Months Ended
               March 31, 2003 and 2002 . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Changes in
                Stockholders' Equity (Unaudited) for the Three
                Months Ended March 31, 2003 and 2002 . . . . . . . . . . . . .6

       Notes to Consolidated Financial Statements (Unaudited) . . . . . . . 7-9

     Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . . . . . . .10-12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk . 12-13

     Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . .  . 13

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .14

     Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . .14

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . .14

     Item 4.  Submission of Matters to a Vote of
                   Security Holders . . . . . . . . . . . . . . . . . . . . .14

     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .14

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 14

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . 15-19

PART I.  FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                  (Unaudited)              (Note 1)
                         ASSETS                                 March 31, 2003        December 31, 2002
                                                                --------------        -----------------

Cash and due from banks                                            $ 13,539               $ 13,369
Federal funds sold                                                    9,202                  5,132
                                                                   --------               --------

   Total Cash and Cash Equivalents                                   22,741                 18,501
                                                                   --------               --------

Investment securities available for sale  (amortized
 cost $110,074 as of March 31, 2003, $101,211 as of
 December 31, 2002)                                                 112,183                102,743
Other investments, at cost                                            2,368                  2,182
Loans, net of allowance for loan losses of $4,042 at
 March 31, 2003, $3,877 at December 31, 2002                        340,714                335,644
Premises and equipment, net                                          13,237                 13,157
Interest receivable                                                   2,734                  2,708
Other assets                                                         11,041                 10,668
                                                                   --------               --------

    Total Assets                                                   $505,018               $485,603
                                                                   ========               ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

                       LIABILITIES

Deposits:
  Non-interest bearing                                             $ 56,820               $ 55,597
  Interest bearing                                                  370,906                354,704
                                                                   --------               --------

    Total Deposits                                                  427,726                410,301
                                                                   --------               --------

Interest, taxes and other liabilities                                 3,085                  2,309
Other short-term borrowings                                          19,086                 19,094
Long-term debt                                                       14,195                 14,200
Capital securities                                                    7,500                  7,500
                                                                   --------               --------

    Total Other Liabilities                                          43,866                 43,103
                                                                   --------               --------

    Total Liabilities                                               471,592                453,404
                                                                   --------               --------

                  STOCKHOLDERS' EQUITY

Common stock (2,651 and 2,648 shares issued and
 outstanding, respectively)                                           3,313                  3,309
Additional paid-in capital                                            6,172                  6,150
Retained earnings                                                    22,549                 21,729
Accumulated other comprehensive income                                1,392                  1,011
                                                                   --------               --------

  Total Stockholders' Equity                                         33,426                 32,199
                                                                   --------               --------

    Total Liabilities and Stockholders' Equity                     $505,018               $485,603
                                                                   ========               ========

           See accompanying Notes to Consolidated Financial Statements

                        Consolidated Statements of Income
                (Amounts in thousands, except for per share data)
                                   (Unaudited)

                                                                 Three Months        Three Months
                                                               Ended March 31,     Ended March 31,
                                                                     2003                2002
                                                                     ----                ----
INTEREST INCOME
Loans receivable and fees on loans                                $ 6,236               $ 6,610
Securities available for sale:
  Taxable                                                             718                   904
  Exempt from taxable income                                          392                   288
Other investment income                                                26                    32
Federal funds sold                                                     31                    16
                                                                  -------               -------

    Total Interest Income                                           7,403                 7,850
                                                                  -------               -------

INTEREST EXPENSE
Deposits                                                            2,688                 3,168
Federal funds purchased                                              --                       3
Other borrowed funds                                                  649                   568
                                                                  -------               -------

    Total Interest Expense                                          3,337                 3,739
                                                                  -------               -------

    Net Interest Income                                             4,066                 4,111
                                                                  -------               -------

Allowance for Loan Losses                                             470                   412
                                                                  -------               -------

    Net Interest Income after Allowance for Loan Losses             3,596                 3,699
                                                                  -------               -------

NON-INTEREST INCOME
Securities gains (losses), net                                        102                   (24)
Service charges on deposit accounts                                   607                   509
Other service charges, commissions and fees                           182                   149
Other operating income                                                204                    21
                                                                  -------               -------

    Total Non-Interest Income                                       1,095                   655
                                                                  -------               -------

NON-INTEREST EXPENSE
Salaries and employee benefits                                      1,870                 1,751
Occupancy expense of bank premises                                    204                   144
Furniture and equipment expense                                       411                   366
Other operating expense                                               783                   843
                                                                  -------               -------

    Total Non-Interest Expense                                      3,268                 3,104
                                                                  -------               -------

    Income Before Income Taxes                                      1,423                 1,250

Income Tax Expense                                                    338                   332
                                                                  -------               -------

    Net Income                                                    $ 1,085               $   918
                                                                                        =======

Basic Earnings Per Common Share - Weighted Average                $  0.41               $  0.35
                                                                  =======               =======

Earnings Per Common Share - Assuming Dilution                     $  0.39               $  0.33
                                                                  =======               =======

           See accompanying Notes to Consolidated Financial Statements

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                    Unaudited

                                                                                 Three Months Ended  Three Months Ended
                                                                                   March 31, 2003      March 31, 2002
                                                                                   --------------      --------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
    Net income                                                                        $  1,085            $    918
    Adjustments to reconcile net income to net cash provided by operating
      Activities
        Provision for loan losses                                                          470                 412
        Depreciation and amortization                                                      240                 243
        Net realized (gains) losses on available-for-sale securities                      (102)                 24
        Net amortization on securities                                                      34                  36
        Amortization of capital issue costs                                                  3                   3
        (Increase) in interest receivable                                                  (26)                 (5)
        (Increase) in other assets                                                        (578)               (158)
        Increase in interest, taxes and other liabilities                                  511                  35
                                                                                      --------            --------

          Net cash provided by operating activities                                      1,637               1,508
                                                                                      --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Securities available for sale:
        Proceeds from sale of debt and equity securities                                 2,350               7,316
        Proceeds from maturities of debt and equity securities                           6,102               6,041
        Purchase of debt and equity securities                                         (17,247)            (10,591)
    Purchase of other investments                                                         (185)               --
    Net increase in loans                                                               (5,540)             (8,436)
    Premises and equipment expenditures                                                   (315)               (332)
                                                                                      --------            --------

          Net cash used in investing activities                                        (14,835)             (6,002)
                                                                                      --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in time deposits                                             5,177              (1,132)
    Net increase in demand, savings and time deposits                                   12,248               2,985
    Repayment of short-term borrowings                                                      (8)               --
    Proceeds from issuance of long-term debt                                              --                 5,000
    Repayment of long-term debt                                                             (5)                (11)
    Proceeds from exercise of common stock options                                          23                  12
    Proceeds from issuance of common stock through Dividend Reinvestment and
       Stock Purchase Plan                                                                   3                --
                                                                                      --------            --------

          Net cash provided by financing activities                                     17,438               6,854
                                                                                      --------            --------

          Net increase in cash and cash equivalents                                      4,240               2,360

    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      18,501              12,241
                                                                                      --------            --------

    CASH AND CASH EQUIVALENTS AT END OF QUARTER                                       $ 22,741            $ 14,601
                                                                                      ========            ========

    SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
          Interest                                                                    $  3,327            $  4,166
                                                                                      ========            ========
          Income taxes                                                                $   --              $     35
                                                                                      ========            ========

           See accompanying Notes to Consolidated Financial Statements

           Consolidated Statements of Changes in Stockholders' Equity
                             (Amounts in thousands)
                                    Unaudited

                                                                                                       Accumulated
                                                   Common Stock           Additional                      Other          Total
                                                   ------------            Paid-in        Retained    Comprehensive  Stockholders'
                                              Shares      Par Value        Capital        Earnings       Income          Equity
                                              ------      ---------        -------        --------       ------          ------

Balance December 31, 2001                     2,644      $ 3,304         $ 6,063       $ 17,863         $  222         $ 27,452

Comprehensive income:
Net income                                        -            -               -            918              -              918
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax benefit of $57               -            -               -              -          (122)            (122)
Less: reclassification adjustment                 -            -               -              -             12               12
                                                                                                        ------         --------

    Total comprehensive income                    -            -               -              -              -           $  808
                                                                                                                       --------

Common stock issued for stock options
 exercised, net                                   -            1              11              -              -               12
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    -            -               -              -              -                -
Cash dividend

                                                  -            -               -          (238)              -            (238)
                                              -----      -------         -------       --------         ------         --------

Balance, March 31, 2002                       2,644      $ 3,305         $ 6,074       $ 18,543         $  112         $ 28,034
                                              =====      =======         =======       ========         ======         ========



Balance, December 31, 2002                    2,648      $ 3,309         $ 6,150       $ 21,729         $1,011         $ 32,199

Comprehensive income:
Net income                                        -            -               -          1,085              -            1,085
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax expense of
   $230                                           -            -               -                           448              448
Less: reclassification adjustment                 -            -               -                          (67)             (67)
                                                                                                        ------         --------

    Total comprehensive income                    -            -               -              -              -            1,466

Common stock issued for stock options
 exercised, net                                   3            4              19              -              -               23
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    -            -               3              -              -                3
Cash dividend                                     -            -               -          (265)              -            (265)
                                                                                           ---                             ---

Balance, March 31, 2003                       2,651      $ 3,313         $ 6,172       $ 22,549        $ 1,392         $ 33,426
                                          === =====      =======         =======       ========        =======         ========


           See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)


Note 1.  -  General

The consolidated financial statements conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2002 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


Note 2.  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31, is as follows:

                                                          2003            2002
                                                          ----            ----

Balance, January 1                                       $ 3,877        $ 3,418
Provision                                                    470            412
Recoveries                                                    30             60
Charge-offs                                                (335)          (363)
                                                         -------         ------

Balance, March 31                                        $ 4,042        $ 3,527
                                                         =======        =======


Note 3.  -  Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these difference are as follows:

                                                         2003            2002
                                                         ----            ----

Tax expense at statutory rate                          $  484           $  431
Increase (reduction) in taxes from:
   Tax-exempt interest                                  (133)             (98)
   Other, net                                            (13)              (1)
                                                       ------           ------

Provision for income taxes                             $  338           $  332
                                                       ======           ======

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)


Note 4.  - Capital Requirements

Regulators of the Company and its subsidiaries have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes tangible common stockholders' equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Company and its subsidiary as of March 31, 2003.


               Entity            Tier 1     Combined Capital       Leverage
               ------            ------     ----------------       --------

Highlands Union Bank             10.13%           11.38%               6.58%

Highlands Bankshares, Inc.       12.08%           13.32%               7.87%


Note 5 - Capital Securities

The Company completed a $7.5 million capital issue on January 23, 1998. These trust preferred debt securities were issued by Highlands Capital Trust, a wholly owned subsidiary of Highlands Bankshares, Inc. These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company's discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these securities. The shares were repurchased in April 2003 at a price of $26.15 per share which is equal to the 2008 call price. For future regulatory capital purposes, this $1.2 million par value of trust preferred securities will not be eligible to be included in Tier 1 or Tier 2 capital of the Company.


Note 6 - Earnings Per Share

The following table contains information regarding the Company's computation of basic earnings per share and diluted earnings per share for March 31, 2003 and 2002.


                   Basic EPS   Number of Shares   Diluted EPS   Number of Shares
                   ---------   ----------------   -----------   ----------------

March 31, 2003      $ 0.41        2,782,083          $ 0.35         2,784,004

March 31, 2002      $ 0.39        2,746,783          $ 0.33         2,752,068

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)


Note 7 - Dividend Reinvestment and Stock Purchase Plan

On March 1, 2002 the Company initiated a Dividend Reinvestment and Stock Purchase Plan for its shareholders. This plan will enable shareholders to reinvest their cash dividends to purchase additional shares of the Company's common stock. Shareholders also have the option to make additional cash purchases of stock ranging from $100 to $5,000 per quarter. Shares in the Plan, which covers 50,000 shares of common stock, are purchased in the open market or directly from the Company. As of May 12, 2003, the Plan has received $95,142.78 in reinvested dividends and optional cash purchases from plan participants for the first quarter 2003 plan purchase. The Plan will make the purchase for the 2003 first quarter participants the middle of May, 2003.

Note 8 - Commitments and Contingencies

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing need of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of approximately $2.52 million; equity lines of credit of $4.38 million; credit card lines of credit of $3.39 million; commercial real estate, construction and land development commitments of $4.51 million; and other unused commitments to fund loans of $21.16 million.

The Bank is also in the process of constructing a branch office in Blountville, Tennessee. It is estimated that this branch will be constructed and put into service by July 2003. The Bank closed on the purchase of this branch site on October 31, 2002. The purchase of this property was completed by a cash payment of $315 thousand and the swap of a Bank owned piece of property valued at $300 thousand for a total of $615 thousand.

As of March 31, 2003 the Bank had entered into a commitment to purchase a piece of property in Banner Elk, North Carolina for use as a future branch site. The purchase price of this piece of property is approximately $525 thousand. The Bank has placed an option on this piece of property contingent upon receiving a clean environmental assessment as well as all of the necessary construction and regulatory approvals.

The Bank has also entered into an option agreement to purchase a piece of property adjacent to its Commonwealth Avenue branch office in Bristol, Virginia for $42 thousand. This option to purchase is contingent upon a clean environmental assessment as well as rezoning approval. The Bank plans to use this property as additional parking for the Commonwealth Avenue branch office

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations that is not otherwise apparent from the consolidated financial statements incorporated by reference or included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.


Results of Operations

Results of operations for the three-month period ended March 31, 2003 reflected net income of $1.09 million or an increase of 18.19% over the corresponding period for 2002. This increase was in part due to the Bank's ability to maintain a net interest margin that approximated the prior year. During the last two years, the Bank has been in a liability sensitive position. Over this time period, the Bank's interest-bearing liabilities have been repricing at a quicker pace than its interest-earning assets as interest rates have fallen. This trend has slowed over the past few months. Total interest income is approximately $447 thousand lower than the comparable 2002 period due to new loan and investment securities volume being recorded at lower rates and existing adjustable rate loans and investment securities repricing down to lower rates. The Company's total interest expense has decreased by approximately $402 thousand due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits repricing lower as they mature or reprice. However, during the first three months of 2003, the Bank has also increased its non-interest income by $440 thousand over the corresponding period for 2002. This increase was primarily due to increased non-sufficient funds income, earnings related to Bank-Owned Life Insurance, earnings related to its equity ownership in Virginia Title Center, LLC, security gains, and increased merchant and debit card fee income. Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity for the three-month period from 13.15% in 2002 to 13.24% for the corresponding period in 2003.

Return on average assets at 0.87% reflects an increase of 7.4% over the comparable 2002 period.

Net interest income for the three-months ended March 31, 2003 decreased a slight 1.09% or $45 thousand from the corresponding 2002 period. Average interest-earning assets increased approximately $29.5 million from March 31, 2002 to the current period while average interest-bearing liabilities increased $30.5 million from the same date. The tax-equivalent yield on average interest-earning assets was 6.58% in 2003 representing a decrease of 81 basis points over the yield of 7.39% in 2002. The yield on average interest-bearing liabilities decreased 70 basis points to 3.29% in 2003 as compared to 3.99% in 2002.

The three-month's provision for possible loan losses totaled $470 thousand, a $58 thousand increase from the corresponding period in 2002. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Levels for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first quarter of 2003 were $305 thousand compared with $303 thousand in 2002. Year-to-date net charge-offs were the same at .09% and .09% of total loans for the periods ended March 31, 2003 and March 31, 2002. Loan loss reserves increased 10.38% to $4.04 million at March 31, 2003 from the comparable 2002 period. The Company's allowance for loan loss reserves at March 31, 2003 has increased to 1.17% of total loans versus 1.06% for the comparable 2002 period. As of December 31, 2002, the allowance for loan loss reserve as a percentage of total loans was 1.14%.

Financial  Position

Total loans have increased from $333.6 million at March 31, 2002 to $344.8 million at March 31, 2003. For the three month period ended March 31, 2003, total loans have increased $5.2 million. The loan to deposit ratio has decreased from 84.68% at March 31, 2002 to 80.60% at March 31, 2003. The loan to deposit ratio at December 31, 2002 was 82.75%. The main reason for the decrease in the loan to deposit ratio is due to a significant increase in customer deposits due to the volatility in the equity markets. Investor confidence seems to be very low and it appears that individual investors are placing their money in more stable and liquid investments such as interest checking, savings and time deposit accounts. Likewise, with the less favorable economic environment, customers are not borrowing money as readily as they have in past years. The majority of the Company's loan growth for the first three months of 2003 has primarily been in real estate secured loans. This group of loans has grown $6.1 million or 2.5% from December 31, 2002. During this same time period consumer loans have decreased by $2.02 million or 3.65%. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area. Deposits as of March 31, 2003 have increased $17.43 million since December 31, 2002 and $33.78 million since March 31, 2002. Consumers have continued to invest their monies primarily in savings and checking accounts due to the continued market uncertainty.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $4.23 million or 1.23 % of total loans at March 31, 2003 compared with $3.11 million or 0.92% of total loans at December 31, 2002 and $2.17 million or 0.65% of total loans at March 31, 2002. This increase in non-performing assets at March 31, 2003 can be attributed in large part to less favorable economic conditions within the Company's primary market areas. The downturn in the economy has resulted in a number of plant layoffs and downsizings that have contributed to this increase in non-performing assets.

Securities totaled approximately $114.55 million (market value) at March 31, 2003, which reflects an increase of $9.63 million or 9.17% from the December 31, 2002 total of $104.92 million. The majority of the Company's investment purchases during the quarter were tax-exempt municipals and adjustable rate mortgage-backed securities. Investment securities available for sale and other investments, as of March 31, 2003 are comprised of mortgage backed securities (approximately 53.32% of the total securities portfolio), municipal issues (approximately 31.51%) , collateralized mortgage obligations (CMO's) (approximately 1.38%), corporate bonds (approximately 2.39%), SBA backed securities and asset-backed securities (approximately 1.23%), U. S. government agencies (approximately 0.44%), and equity securities (approximately 7.66%). The Company's entire securities portfolio is classified as available for sale for both 2003 and 2002. Other investments include the Bank's holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers' Bank stock. These investments (carrying value of $2.37 million and approximately 2.07% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In June 2002, the Company purchased $7.00 million of Bank Owned Life Insurance covering the lives of selected officers as well as the Directors of the Corporation. The monthly earnings related to the insurance policies will be used to offset future employee benefit costs. An additional $380 thousand of BOLI was purchased during the third quarter of 2002.

In April 2002, the Company became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will help to generate on-going non-interest income for the Company.

Total stockholders' equity of the Company was $33.43 million at March 31, 2003, representing an increase of $5.39 million or 19.23% over March 31, 2002. Total stockholders' equity at December 31,

2002 was $32.2 million. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($22.74 million at March 31, 2003) and investment securities available for sale ($112.18 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.


Forward-Looking  Information

Certain information contained in this discussion may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 3.

Quantitative and Qualitative Disclosures  About  Market  Risk

Interest  Rate Risk  (IRR)  and Asset  Liability Management

The Company's profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of interest rate risk (IRR) on the lending side of the balance sheet have included the use of ballooning fixed rate loans and maintaining a significant level of 1, 3 and 5-year adjustable rate mortgages. On the investment side, the Company maintains a significant portion of its portfolio in adjustable rate securities. These strategies help to reduce the average maturity of the Company's interest-earning assets.

The Company attempts to control its IRR exposure to protect net interest income and net earnings from fluctuations in the general level of interest rates. To measure its exposure to IRR, the Company performs monthly simulations of NII using financial models that project NII through a range of possible interest rate environments including rising, declining, flat and most likely rate scenarios. The results of these simulations indicate the existence and severity of IRR in each of those rate environments based upon the current balance sheet position and assumptions as to changes in the volume and mix of interest-earning assets and interest-bearing liabilities and management's estimate of yields attainable in those future rate environments and rates which will be paid on various deposit instruments and borrowings. The Company runs these rate shock scenarios for 12 and 24 month projections out from the current month of the model.

Over the past 18 months, management has made a concerted effort to shift a portion of its short-term liablilities to longer-term maturities. This is being done to help maintain a favorable interest spread once interest rates rise in the future. The Company has been able to achieve this balance sheet restructuring in several ways. Beginning in August 2001, the Company began offering higher than market rates on its 24-month, 36-month, 48-month and 60-month certificates of deposit accounts and individual retirement accounts. By doing this the Company was able to shift existing customers' time deposits, as well as attracting new time deposit customers, to longer term maturities. The Company has also seen significant increases in its 1-4 family mortgage lending. The increase in this loan category has been primarily in adjustable rate mortgages with one and three-year interest rate resets.The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the Company's Form 10-K annual report for December 31, 2002.

ITEM 4.

Controls and Procedures

On an on-going  basis,  senior  management  monitors  and  reviews the  internal controls established for the various operating segments of the Bank. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by the Company's financial officers to prepare the Company's periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly. Internal audits conducted by the Company's internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company's internal control structure. These audits are also discussed in detail with the Company's Audit Committee. The Company feels that sufficient internal controls and disclosure controls have been established and have reviewed such controls within the last 90 days.

Furthermore, management asserts that there have not been any significant changes in the company's internal controls or in other factors that could significantly affect these controls or other factors subsequent to the date of management's most recent evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   None.

Item 2.  Changes in Securities and Use of Proceeds

   None

Item 3.  Defaults Upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

   None

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits


Exhibit No.                Exhibit Description

     99.1 Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C.
                           Section 1350.

     99.2 Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.

     99.3 Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

     99.4                  Certification   Statement   of  Vice   President   of
                           Accounting pursuant to 18 U.S.C. Section 1350.

   (b)   Reports on Form 8-K--None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HIGHLANDS BANKSHARES, INC.
                                               (Registrant)


Date:  May 12, 2003                  /s/ Samuel L. Neese
                                     ------------------------------------------
                                     Samuel L. Neese
                                     Executive Vice President and
                                        Chief Executive Officer





Date:  May 12, 2003                  /s/ James T. Riffe
                                     ------------------------------------------
                                     James T. Riffe
                                     Executive Vice President & Cashier

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12,  2003                           /S/ Samuel L. Neese
Samuel L. Neese                                ---------------------------------
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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                          /s/ James T. Riffe
                                            --------------------------------
                                            James T. Riffe
                                            Executive Vice President and Cashier

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                             /s/ Robert M. Little, Jr.
                                                --------------------------------
                                                Robert M. Little, Jr.
                                                Chief Financial Officer,
                                                Highlands Bankshares, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 12, 2003                            /s/ James R. Edmondson
                                               --------------------------------
                                               James R. Edmondson
                                               Vice President of Accounting,
                                               Highlands Bankshares, Inc.

                                  EXHIBIT INDEX


         Exhibit No.                Exhibit Description
         -----------                -------------------

             99.1                   Certification  Statement of  Executive  Vice
                                    President   and  Chief   Executive   Officer
                                    pursuant to 18 U.S.C. Section 1350.

             99.2 Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C.
                                    Section 1350.

             99.3 Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

             99.4 Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.