Form 10-Q
period 2003-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2003-08-14
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[   ] Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number:  0-27622

HIGHLANDS BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Virginia (State or Other Jurisdiction of Incorporation or Organization)	54-1796693 (I.R.S. Employer Identification No.)
P.O. Box 1128 Abingdon, Virginia (Address of Principal Executive Offices)	24212-1128 (Zip Code)

Registrant’s telephone number, including area code:  (276) 628-9181

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

2,653,886 shares of common stock, par value $1.25 per share, outstanding as of August 12, 2003

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2003

INDEX

PART I. FINANCIAL INFORMATION                                                        PAGE

     Item 1.  Financial Statements

          Consolidated Balance Sheets

               June 30, 2003 (Unaudited) and December 31, 2002 (Note 1) …. . . . . . . . .3

          Consolidated Statements of Income (Unaudited)

               for the Three Months and Six Months Ended

               June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

.

          Consolidated Statements of Cash Flows (Unaudited)

               for the Six Months Ended

               June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Changes in

                Stockholders’ Equity (Unaudited) for the Three Months and

                Six Months Ended June 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . .  . . 6-7

Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . 8-10

     Item 2. Management’s Discussion and Analysis of

                  Financial Condition and Results of

                  Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11-13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . . . 13-14

     Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

     Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . . . . . .15

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

     Item 4.  Submission of Matters to a Vote of

                   Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . 15-16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) June 30, 2003	(Note 1) December 31, 2002

Cash and due from banks	$ 13,529	$ 13,369
Federal funds sold	1,185	5,132

Total Cash and Cash Equivalents	14,714	18,501

Investment securities available for sale (amortized cost $112,940 as of June 30, 2003, $101,211 as of December 31, 2002)	115,067	102,743
Other investments, at cost	2,368	2,182
Loans, net of allowance for loan losses of $4,155 at June 30, 2003, $3,877 at December 31, 2002	357,355	335,644
Premises and equipment, net	13,422	13,157
Interest receivable	2,836	2,708
Other assets	11,513	10,668

Total Assets	$ 517,275	$ 485,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 61,247	$ 55,597
Interest bearing	379,523	354,704

Total Deposits	440,770	410,301

Interest, taxes and other liabilities	2,329	2,309
Other short-term borrowings	19,008	19,094
Long-term debt	14,189	14,200
Capital securities	6,300	7,500

Total Other Liabilities	41,826	43,103

Total Liabilities	482,596	453,404

STOCKHOLDERS’ EQUITY

Common stock (2,654 and 2,648 shares issued and outstanding, respectively)	3,317	3,309
Additional paid-in capital	6,226	6,150
Retained earnings	23,732	21,729
Accumulated other comprehensive income	1,404	1,011

Total Stockholders’ Equity	34,679	32,199

Total Liabilities and Stockholders’ Equity	$ 517,275	$ 485,603

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
INTEREST INCOME
Loans receivable and fees on loans	$ 6,190	$ 6,549	$ 12,426	$ 13,159
Securities available for sale:
Taxable	598	860	1,316	1,765
Exempt from taxable income	519	308	911	596
Other investment income	30	30	56	61
Federal funds sold	20	20	51	36

Total Interest Income	7,357	7,767	14,760	15,617

INTEREST EXPENSE
Deposits	2,644	2,917	5,332	6,085
Federal funds purchased	-	-	-	3
Other borrowed funds	635	634	1,284	1,202

Total Interest Expense	3,279	3,551	6,616	7,290

Net Interest Income	4,078	4,216	8,144	8,327

Allowance for Loan Losses	510	575	980	987

Net Interest Income after Allowance for Loan Losses	3,568	3,641	7,164	7,340

NON-INTEREST INCOME
Securities gains (losses), net	280	27	382	3
Service charges on deposit accounts	677	681	1,284	1,190
Other service charges, commissions and fees	201	187	383	336
Other operating income	159	27	304	48

Total Non-Interest Income	1,317	922	2,353	1,577

NON-INTEREST EXPENSE
Salaries and employee benefits	1,883	1,817	3,753	3,568
Occupancy expense of bank premises	147	148	292	292
Furniture and equipment expense	425	480	836	846
Other operating expense	909	745	1,692	1,588

Total Non-Interest Expense	3,364	3,190	6,573	6,294

Income Before Income Taxes	1,521	1,373	2,944	2,623

Income Tax Expense	338	371	676	703

Net Income	$ 1,183	$ 1,002	$ 2,268	$ 1,920

Basic Earnings Per Common Share – Weighted Average	$ 0.45	$ 0.38	$ 0.86	$ 0.73

Earnings Per Common Share – Assuming Dilution	$ 0.43	$ 0.36	$ 0.82	$ 0.70

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,268	$ 1,920
Adjustments to reconcile net income to net cash provided by operating
Activities
Provision for loan losses	980	987
Depreciation and amortization	482	482
Net realized (gains) on available-for-sale securities	(382)	(3)
Net amortization on securities	105	78
Amortization of capital issue costs	6	5
(Increase) decrease in interest receivable	(128)	59
(Increase) in other assets	(1,081)	(7,264)
Increase in interest, taxes and other liabilities	20	(749)

Net cash provided by operating activities	2,270	(4,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	4,759	8,694
Proceeds from maturities of debt and equity securities	12,874	11,046
Purchase of debt and equity securities	(29,085)	(14,831)
Purchase of other investments	(186)	(211)
Net increase in loans	(22,691)	(10,896)
Premises and equipment expenditures	(719)	(510)

Net cash used in investing activities	(35,048)	(6,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	9,203	(13,949)
Net increase in demand, savings and time deposits	21,266	18,450
Repayment of short-term borrowings	(86)	(71)
Proceeds from issuance of long-term debt	-	10,000
Repayment of long-term debt	(11)	(23)
Cash dividends paid	(265)	(238)
Repurchase of capital securities	(1,200)	-
Proceeds from exercise of common stock options	68	13
Proceeds from issuance of common stock through Dividend Reinvestment and
Stock Purchase Plan	16	14

Net cash provided by financing activities	28,991	14,196

Net increase (decrease) in cash and cash equivalents	(3,787)	3,003

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	18,501	12,241

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$ 14,714	$ 15,244

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 6,741	$ 8,479
Income taxes	$ 650	$ 830

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance March 31, 2002	2,644	$ 3,305	$ 6,074	$ 18,543	$ 112	$ 28,034

Comprehensive income:
Net income	-	-	-	1,002	-	1,002
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $256	-	-	-	-	496	496
Less: reclassification adjustment	-	-	-	-	(14)	(14)
net of deferred tax expense of $7
Total comprehensive income	-	-	-	-	-	$ 1,484

Common stock issued for stock options exercised, net	0	0	1	-	-	1
Common stock issued for dividend reinvestment and optional cash purchase plan	1	1	13	-	-	14
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2002	2,645	$ 3,306	$ 6,088	$ 19,545	$ 594	$ 29,533

Balance, March 31, 2003	2,651	$ 3,313	$ 6,172	$ 22,549	$ 1,392	$ 33,426

Comprehensive income:
Net income	-	-	-	1,183	-	1,183
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $101	-	-	-		197	197
Less: reclassification adjustment	-	-	-		(185)	(185)
net of deferred tax expense of $95
Total comprehensive income	-	-	-	-	-	1,195

Common stock issued for stock options exercised, net	2	3	42	-	-	45
Common stock issued for dividend reinvestment and optional cash purchase plan	1	1	12	-	-	13
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2003	2,654	$ 3,317	$ 6,226	$ 23,732	$ 1,404	$ 34,679

See accompanying Notes to Consolidated Financial Statements

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance December 31, 2001	2,644	$ 3,304	$ 6,063	$ 17,863	$ 222	$ 27,452

Comprehensive income:
Net income	-	-	-	1,920	-	1,920
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $192	-	-	-	-	374	374
Less: reclassification adjustment	-	-	-	-	(2)	(2)
net of deferred tax expense of $1
Total comprehensive income	-	-	-	-	-	$ 2,292

Common stock issued for stock options exercised, net	0	1	12	-	-	13
Common stock issued for dividend reinvestment and optional cash purchase plan	1	1	13	-	-	14
Cash dividend	-	-	-	(238)	-	(238)

Balance, June 30, 2002	2,645	$ 3,306	$ 6,088	$ 19,545	$ 594	$ 29,533

Balance, December 31, 2002	2,648	$ 3,309	$ 6,150	$ 21,729	$ 1,011	$ 32,199

Comprehensive income:
Net income	-	-	-	2,268	-	2,268
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $332	-	-	-		645	645
Less: reclassification adjustment	-	-	-		(252)	(252)
net of deferred tax expense of $130
Total comprehensive income	-	-	-	-	-	2,661

Common stock issued for stock options exercised, net	5	7	61	-	-	68
Common stock issued for dividend reinvestment and optional cash purchase plan	1	1	15	-	-	16
Cash dividend	-	-	-	(265)	-	(265)

Balance, June 30, 2003	2,654	$ 3,317	$ 6,226	$ 23,732	$ 1,404	$ 34,679

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1.  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2002 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”).   The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2002 Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2.  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30, is as follows:

	2003	2002

Balance, January 1	$ 3,877	$ 3,418
Provision	980	987
Recoveries	60	99
Charge-offs	(762)	(739)

Balance, June 30	$ 4,155	$ 3,765

Note 3.  -  Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2003	2002

Tax expense at statutory rate	$1,011	$ 892
Increase (reduction) in taxes from:
Tax-exempt interest	(310)	(203)
Other, net	(25)	14

Provision for income taxes	$ 676	$ 703

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4.  – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required.  This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth.  The following table contains the capital ratios for the Company and the Bank as of June 30, 2003.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	9.93%	11.16%	6.56%

Highlands Bankshares, Inc.	11.54%	12.77%	7.59%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of trust preferred debt securities on January 23, 1998.  These securities were issued by Highlands Capital Trust, a wholly owned subsidiary of the Company, at a price per share of $25.00.  These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company’s discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these securities. The shares were repurchased in April 2003 at a price of $26.15 per share which is equal to the 2008 call price. For future regulatory capital purposes, this $1.2 million par value of trust preferred securities will not be eligible to be included in Tier 1 or Tier 2 capital of the Company.

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six months ended June 30, 2003 and 2002.

	Basic EPS	Number of Shares	Diluted EPS	Number of Shares

June 30, 2003	$ 0.86	2,649,881	$ 0.82	2,777,393

June 30, 2002	$ 0.73	2,643,783	$ 0.70	2,752,068

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 7 – Dividend Reinvestment and Stock Purchase Plan

On March 1, 2002 the Company initiated a Dividend Reinvestment and Stock Purchase Plan for its shareholders. This plan will enable shareholders to reinvest their cash dividends to purchase additional shares of the Company’s common stock. Shareholders also have the option to make additional cash purchases of stock ranging from $100 to $5,000 per quarter. Shares in the Plan, which covers 50,000 shares of common stock, are purchased in the open market or directly from the Company. As of August 12, 2003, the Plan has received $118,480 in reinvested dividends and optional cash purchases from Plan participants for the 2003 calendar year. The Plan has been widely accepted by the shareholder base.

Note 8 – Commitments and Contingencies

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing need of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of approximately $3.01 million; equity lines of credit of $5.01 million; credit card lines of credit of $3.40 million; commercial real estate, construction and land development commitments of $0.75 million; and other unused commitments to fund loans of $18.62 million.

The Bank is also in the process of constructing a branch office in Blountville, Tennessee. It is estimated that this branch will be constructed and put into service by late August 2003. The Bank closed on the purchase of this branch site on October 31, 2002. The purchase of this property was completed by a cash payment of $315 thousand and the swap of a Bank owned piece of property valued at $300 thousand for a total of $615 thousand.

As of June 30, 2003 the Bank had entered into a commitment to purchase a piece of property in Banner Elk, North Carolina for use as a future branch site. The closing on this piece of property was finalized on August 4, 2003 at a purchase price of approximately $520 thousand. The Bank is currently in the process of taking construction bids for this future branch office. Regulatory approvals to open this branch office were received during the second quarter of 2003. This branch office is expected to open late in 2003 or early 2004.

The Bank has completed the  expansion of its branch office in West Abingdon from an express facility to a full service location. The construction was completed and the branch reopened on July 28, 2003 as a full service facility with approximately 2800 square feet being added.

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

Results of Operations

Results of operations for the three-month and six- month periods ended June 30, 2003 reflected net income of $1.18 million and $2.27 million, respectively, an increase of 18.06% and 18.13% over the corresponding periods in 2002. This increase was in part due to the Bank’s ability to maintain a net interest margin that approximated the prior year as well as continued increases in non-interest income. During the last two years, the Bank has been in a liability sensitive position. Over this time period, the Bank’s interest-bearing liabilities have been repricing at a quicker pace than its interest-earning assets as interest rates have fallen. This trend has slowed over the past few months. Total interest income for the six months ended June 30, 2003 was approximately $857 thousand less than the comparable 2002 period due to new loan and investment securities volume being recorded at lower rates and existing adjustable rate loa ns and investment securities repricing down to lower rates. The Company’s total interest expense has decreased by approximately $674 thousand due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits repricing lower as they mature or reprice. However, during the first six months of 2003, the Bank also increased its non-interest income by $776 thousand over the corresponding period for 2002. This increase was primarily due to increased non-sufficient funds income, earnings related to Bank-Owned Life Insurance, earnings related to its equity ownership in Virginia Title Center, LLC, security gains, and increased merchant and debit card fee income. Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity for the six-month period ended June 30, 2002 from 13.54% to 13.57% for the corresponding period in 2003.

Return on average assets of 0.90% for the six months ended June 30, 2003 reflects an increase of 8.4% over the comparable 2002 period.

Net interest income for the three-month and six- month periods ended June 30, 2003 decreased 3.27% and 2.20%, respectively, or approximately $138 thousand and $183 thousand as compared to the corresponding 2002 periods.  Average interest-earning assets increased approximately $34.69 million from the period ended June 30, 2002 to the current period while average interest-bearing liabilities increased $34.02 million from the same period. The tax-equivalent yield on average interest-earning assets was 6.47% in 2003 representing a decrease of 84 basis points over the yield of 7.31% in 2002.  The yield on average interest-bearing liabilities decreased 65 basis points to 3.22% in 2003 as compared to 3.87% in 2002.

The provisions for possible loan losses for the three-month and six-month periods ended June 30, 2003 totaled $510 thousand and $980 thousand, respectively, a $65 thousand and $7 thousand decrease from the corresponding periods in 2002. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first half of 2003 were $702 thousand compared with $640 thousand for the first half of 2002. Year–to–date net charge-offs were the same at .19% and .19% of total loans for the periods ended June 30, 2003 and June 30, 2002. Loan loss reserves increased 10.36% to $4.16 million at June 30, 2003 from the comparable 2002 period.  The Company’s allowance for loan loss reserves at June 30, 2003 has increased to 1.15% of total loans versus 1.12% at June 30, 2002.  As of December 31, 2002, the allowance for loan loss reserve as a percentage of total loans was 1.14%.

Financial Position

Total loans have increased from $335.7 million at June 30, 2002 to $361.5 million at June 30, 2003. For the six-month period ended June 30, 2003, total loans have increased $22 million. The loan to deposit ratio has decreased from 84.65% at June 30, 2002 to 82.02% at June 30, 2003. The loan to deposit ratio at December 31, 2002 was 82.75%. The main reason for the decrease in the loan to deposit ratio is due to a significant increase in customer deposits due to the volatility in the equity markets. Investor confidence seems to be very low, and it appears that individual investors are placing their money in more stable and liquid investments such as interest checking, savings and time deposit accounts. Deposits as of June 30, 2003 have increased $30.47 million since December 31, 2002 and $44.18 million since June 30, 2002. Consumers have continued to invest their monies primarily in savings and checking accounts due to the continued market u ncertainty. Likewise, with the less favorable economic environment, customers are not borrowing money as readily as they have in past years. The majority of the Company’s loan growth for the first six months of 2003 has primarily been in real estate secured loans. This group of loans has grown $18.83 million or 7.98% from December 31, 2002. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions.  Non-performing assets were $4.74 million or 1.31 % of total loans at June 30, 2003 compared with $3.11 million or 0.92% of total loans at December 31, 2002 and $3.41 million or 1.01% of total loans at June 30, 2002. This increase in non-performing assets at June 30, 2003 can be attributed in large part to less favorable economic conditions within the Company’s primary market areas. The downturn in the economy has resulted in a number of plant layoffs and downsizings that have contributed to this increase in non-performing assets.

Securities totaled approximately $117.43 million (market value) at June 30, 2003 which reflects an increase of $12.51 million or 11.92% from the December 31, 2002 total of $104.92 million. The majority of the Company’s investment purchases during the six-month period were tax-exempt municipals and adjustable rate mortgage-backed securities. Investment securities available for sale and other investments, as of June 30, 2003 are comprised of mortgage backed securities (approximately 47.37% of the total securities portfolio), municipal issues (approximately 36.32%), collateralized mortgage obligations (CMO’s) (approximately 0.60%), corporate bonds (approximately 3.16%), SBA backed securities and asset-backed securities (approximately 1.20%), U.S. government agencies (approximately 0.43%), and equity securities (approximately 8.91%).  The Company’s entire securities portfolio is classified as available for sale at both June 30, 2003 and 2002. Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers’ Bank stock. These investments (carrying value of $2.37 million and approximately 2.02% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In June 2002, the Bank purchased $7.00 million of Bank-Owned Life Insurance covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies will be used to offset future employee benefit costs. An additional $380 thousand of BOLI was purchased during the third quarter of 2002.

In April 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will generate on-going non-interest income for the Bank.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $34.68 million at June 30, 2003, representing an increase of $5.15 million or 17.42% over June 30, 2002.  Total stockholders’ equity at December 31, 2002 was $32.2 million. Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($14.71 million at June 30, 2003) and investment securities available for sale ($115.07 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of l iquidity available for conversion to liquid funds in the event of extraordinary needs.

Forward-Looking Information

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fl uctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk (IRR) and Asset Liability Management

The Company's profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of interest rate risk (IRR) on the lending side of the balance sheet have included the use of ballooning fixed rate loans and maintaining a significant level of 1, 3 and 5-year adjustable rate mortgages. On the investment side, the Company maintains a significant portion of its portfolio in adjustable rate securities. These strategies help to red uce the average maturity of the Company's interest-earning assets.

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

Over the past 24 months, management has made a concerted effort to shift a portion of its short-term liablilities to longer-term maturities. This is being done to help maintain a favorable interest spread once interest rates rise in the future.  The Company has been able to achieve this balance sheet restructuring in several ways. Beginning in August 2001, the Company began offering higher than market rates on its 24-month, 36-month, 48-month and 60-month certificates of deposit accounts and individual retirement accounts. By doing this the Company was able to shift existing customers’ time deposits, as well as attracting new time deposit customers, to longer term maturities. The Company has also seen significant increases in its 1-4 family mortgage lending. The increase in this loan category has been primarily in adjustable rate mortgages with one and three-year interest rate resets.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured, are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2002 Form 10-K.

ITEM 4. Controls and Procedures

On an on-going basis, senior management monitors and reviews the internal controls established for the various operating segments of the Bank. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by the Company’s financial officers to prepare the Company’s periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly.  Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee. The Company feels that sufficient internal controls and disclosure controls have been established and have evaluated such controls as of the end of the period covered by this report.

Furthermore, management asserts that there have not been any significant changes in the Company’s internal controls or in other factors that could materially affect, or reasonably likely to materially affect, these controls or other factors during the period covered by this report.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

The Annual Meeting of Shareholders was held on May 14, 2003.

(b)

N/A

(c)  The agenda for 2003 Annual Meeting of Shareholders’ of Highlands Bankshares, Inc. included one item, the election of nine directors to serve a one year term.

The following directors were elected to serve a one-year term from the date of the

          2003 Annual Meeting of Shareholders:

Director’s Name

Votes For

Votes Against

Votes Withheld

James D. Morefield

1,693,667

                  0

24,416

James D. Moore, Jr.

1,693,667

                  0

24,416

J. Carter Lambert

1,693,151

              516

24,416

Clydes B. Kiser

1,693,667

                  0

24,416

William E. Chaffin

1,693,667

                  0

24,416

William J. Singleton

1,693,667

                  0

24,416

E. Craig Kendrick

1,693,667

                  0

24,416

Charles P. Olinger

1,693,667

                  0

24,416

H. Ramsey White, Jr.

1,693,667

                  0

24,416

(a)

N/A

Item 5.  Other Information

None

Item 6.  (a)

Exhibits

31.1

Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Executive Vice President and Cashier

31.3

Rule 13a-14(a) Certification of Chief Financial Officer

31.4

Rule 13a-14(a) Certification of Vice President of Accounting

32.1

Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2

Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.

32.3

Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

32.4

Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

 (Registrant)

Date:  August 14, 2003

/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

   Chief Executive Officer

Date:  August 14, 2003

/s/ James T. Riffe

James T. Riffe

Executive Vice President & Cashier

EXHIBITS INDEX

No.

31.1

Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Executive Vice President and Cashier

31.3

Rule 13a-14(a) Certification of Chief Financial Officer

31.4

Rule 13a-14(a) Certification of Vice President of Accounting

32.1

Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2

Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.

32.3

Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

32.4

Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.