Form 10-Q
period 2003-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2003-11-14
CIK 1008579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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

       Registrant's telephone number, including area code: (276) 628-9181


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes _____ No __X___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,657,036   shares   of  common  stock,  par  value  $1.25  per  share,
outstanding as of November 9, 2003

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2003

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE


     Item 1.  Financial Statements
          Consolidated Balance Sheets
               September 30, 2003 (Unaudited) and December 31, 2002 (Note 1). . . . 3

          Consolidated Statements of Income (Unaudited)
               for the Three Months and Nine Months Ended
               September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . .4
..
          Consolidated Statements of Cash Flows (Unaudited)
               for the Nine Months Ended
               September 30, 2003 and 2002 . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Changes in
                Stockholders' Equity (Unaudited) for the Three Months and
                Nine Months Ended September 30, 2003 and 2002 .  . . . . . . .. . 6-7

       Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . .  8-12

     Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations . . . . . . . . . . . . . . . . . . . . . . . . . .13-16

     Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . 17-18

     Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .  .17-18

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .19

     Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . .19

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .19

     Item 4.  Submission of Matters to a Vote of
                   Security Holders . . . . . . . . . . . . . . . . . . . . . . . .19

     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . .19

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20-29


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                 (Unaudited)                        (Note 1)
                         ASSETS                                               September 30, 2003               December 31, 2002
                                                                              ------------------               -----------------

Cash and due from banks                                                           $     12,206                      $  13,369
Federal funds sold                                                                      12,781                          5,132
                                                                                  ------------                      ---------

   Total Cash and Cash Equivalents                                                      24,987                         18,501
                                                                                  ------------                      ---------

Investment securities available for sale  (amortized
 cost $111,328 as of  September 30, 2003, $101,211 as of
 December 31, 2002)                                                                    110,845                        102,743
Other investments, at cost                                                               2,368                          2,182
Loans, net of allowance for loan losses of $4,183 at
 September 30, 2003, $3,877 at December 31, 2002                                       364,345                        335,644
Premises and equipment, net                                                             14,744                         13,157
Interest receivable                                                                      2,897                          2,708
Other assets                                                                            12,110                         10,668
                                                                                  ------------                      ---------

    Total Assets                                                                  $    532,296                      $ 485,603
                                                                                  ============                      =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

                       LIABILITIES

Deposits:
  Non-interest bearing                                                             $    63,765                      $  55,597
  Interest bearing                                                                     392,342                        354,704
                                                                                  ------------                      ---------

    Total Deposits                                                                     456,107                        410,301
                                                                                  ------------                      ---------

Interest, taxes and other liabilities                                                    2,348                          2,309
Other short-term borrowings                                                             17,000                         19,094
Long-term debt                                                                          16,434                         14,200
Capital securities                                                                       6,300                          7,500
                                                                                  ------------                      ---------

    Total Other Liabilities                                                             42,082                         43,103
                                                                                  ------------                      ---------

    Total Liabilities                                                                  498,189                        453,404
                                                                                  ------------                      ---------

                  STOCKHOLDERS' EQUITY

Common stock (2,656 and 2,648 shares issued and
 outstanding, respectively)                                                              3,320                          3,309
Additional paid-in capital                                                               6,258                          6,150
Retained earnings                                                                       24,848                         21,729
Accumulated other comprehensive income                                                   (319)                          1,011
                                                                                  ------------                      ---------

  Total Stockholders' Equity                                                            34,107                         32,199
                                                                                  ------------                      ---------

    Total Liabilities and Stockholders' Equity                                    $    532,296                      $ 485,603
                                                                                  ============                      =========

           See accompanying Notes to Consolidated Financial Statements

                        Consolidated Statements of Income
                (Amounts in thousands, except for per share data)
                                   (Unaudited)

                                             Three Months Ended      Three Months Ended      Nine Months Ended   Nine Months Ended
                                             September 30, 2003      September 30, 2002     September 30, 2003   September 30, 2002
                                             ------------------      ------------------     ------------------   ------------------
INTEREST INCOME
Loans receivable and fees on loans                    $ 6,260                 $ 6,510                $18,686              $19,669
Securities available for sale:
  Taxable                                                 497                     717                  1,813                2,487
  Exempt from taxable income                              577                     446                  1,488                1,042
Other investment income                                    25                      30                     81                   86
Federal funds sold                                         12                      32                     63                   68
                                                      -------                 -------                -------              -------

    Total Interest Income                               7,371                   7,735                 22,131               23,352
                                                      -------                 -------                -------              -------

INTEREST EXPENSE
Deposits                                                2,564                   2,889                  7,896                8,974
Federal funds purchased                                     -                       -                      -                    3
Other borrowed funds                                      625                     634                  1,909                1,836
                                                      -------                 -------                -------              -------

    Total Interest Expense                              3,189                   3,523                  9,805               10,813
                                                      -------                 -------                -------              -------

    Net Interest Income                                 4,182                   4,212                 12,326               12,539
                                                      -------                 -------                -------              -------

Allowance for Loan Losses                                 447                     387                  1,427                1,374
                                                      -------                 -------                -------              -------

    Net Interest Income after Allowance for
      Loan Losses                                       3,735                   3,825                 10,899               11,165
                                                      -------                 -------                -------              -------

NON-INTEREST INCOME
Securities gains (losses), net                              3                      14                    385                   17
Service charges on deposit accounts                       664                     709                  1,948                1,899
Other service charges, commissions and fees               212                     148                    595                  484
Other operating income                                    165                     196                    469                  244
                                                      -------                 -------                -------              -------

    Total Non-Interest Income                           1,044                   1,067                  3,397                2,644
                                                      -------                 -------                -------              -------

NON-INTEREST EXPENSE
Salaries and employee benefits                          1,937                   1,767                  5,690                5,335
Occupancy expense of bank premises                        154                     148                    446                  440
Furniture and equipment expense                           385                     491                  1,221                1,337
Other operating expense                                   913                   1,012                  2,605                2,600
                                                      -------                 -------                -------              -------

    Total Non-Interest Expense                          3,389                   3,418                  9,962                9,712
                                                      -------                 -------                -------              -------

    Income Before Income Taxes                          1,390                   1,474                  4,334                4,097

Income Tax Expense                                        274                     362                    950                1,065
                                                      -------                 -------                -------              -------

    Net Income                                        $ 1,116                 $ 1,112              $   3,384              $ 3,032
                                                      =======                 =======              =========              =======

Basic Earnings Per Common Share - Weighted
 Average                                              $  0.42                 $  0.42              $    1.28              $  1.15
                                                      =======                 =======              =========              =======

Earnings Per Common Share - Assuming Dilution         $  0.40                 $  0.40              $    1.20              $  1.09
                                                      =======                 =======              =========              =======


           See accompanying Notes to Consolidated Financial Statements

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended           Nine Months Ended
                                                                                      September 30, 2003          September 30, 2002
                                                                                      ------------------          ------------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
    Net income                                                                               $  3,384                     $  3,032
    Adjustments to reconcile net income to net cash provided by operating activities
        Provision for loan losses                                                               1,427                        1,374
        Depreciation and amortization                                                             707                          760
        Net realized gains on available-for-sale securities                                     (385)                         (17)
        Net amortization on securities                                                            195                          118
        Amortization of capital issue costs                                                         9                            8
        (Increase) decrease in interest receivable                                              (189)                           51
        Increase in other assets                                                                (783)                      (7,906)
        Increase (decrease) in interest, taxes and other liabilities                               39                        (588)
                                                                                            --------                      --------

          Net cash provided by (used in) operating activities                                   4,404                      (3,168)
                                                                                            --------                      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Securities available for sale:
        Proceeds from sale of debt and equity securities                                        5,805                        9,394
        Proceeds from maturities of debt and equity securities                                 20,087                       16,144
        Purchase of debt and equity securities                                               (35,817)                     (26,926)
    Purchase of other investments                                                               (186)                        (211)
    Net increase in loans                                                                    (30,128)                     (11,022)
    Premises and equipment expenditures                                                       (2,279)                        (702)
                                                                                            --------                      --------

          Net cash used in investing activities                                              (42,518)                     (13,323)
                                                                                            --------                      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in time deposits                                                   14,626                     (11,859)
    Net increase in demand, savings and time deposits                                          31,180                       25,920
    Net increase (decrease) in short-term borrowings                                          (2,094)                        6,142
    Net increase in long-term debt                                                              2,234                        3,752
    Cash dividends paid                                                                         (265)                        (238)
    Repurchase of capital securities                                                          (1,200)                            -
    Proceeds from exercise of common stock options                                                103                           84
    Proceeds from issuance of common stock through Dividend Reinvestment and
       Stock Purchase Plan                                                                         16                            -
                                                                                            --------                      --------

          Net cash provided by financing activities                                            44,600                       23,801
                                                                                            --------                      --------

          Net increase in cash and cash equivalents                                             6,486                        7,310

    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             18,501                       12,241
                                                                                            --------                      --------

    CASH AND CASH EQUIVALENTS AT END OF QUARTER                                             $  24,987                     $ 19,551
                                                                                            =========                     ========

    SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:
          Interest                                                                          $   9,864                     $ 11,628
                                                                                            =========                     ========
          Income taxes                                                                      $   1,050                     $  1,096
                                                                                            =========                     ========


           See accompanying Notes to Consolidated Financial Statements

           See accompanying Notes to Consolidated Financial Statements Consolidated Statements of Changes in Stockholders' Equity
                             (Amounts in thousands)

                                   (Unaudited)


                                                                                                     Accumulated
                                                 Common Stock           Additional                     Other             Total
                                                 ------------           Paid-in         Retained    Comprehensive    Stockholders'
                                           Shares      Par Value        Capital         Earnings       Income            Equity
                                           ------      ---------        -------         --------       ------            ------

Balance June 30, 2002                         2,645      $ 3,306         $ 6,088        $ 19,545        $   594           $ 29,533

Comprehensive income:
Net income                                        -            -               -           1,112              -              1,112
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax expense of $334              -            -               -               -            649                649
Less: reclassification adjustment                 -            -               -               -            (10)               (10)
 net of deferred tax expense of $4                                                                       -------          ---------
    Total comprehensive income                    -            -               -               -              -              1,751
                                                                                                                          ---------
Common stock issued for stock options
 exercised, net                                   2            3              54               -              -                 57
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    -            -               -               -              -                  -
Cash dividend                                     -            -               -               -              -                  -
                                              -----      -------         -------        --------        -------           --------

Balance, September 30, 2002                   2,647      $ 3,309         $ 6,142        $ 20,657        $ 1,233           $ 31,341
                                              =====      =======         =======        ========        =======           ========


Balance, June 30, 2003                        2,654      $ 3,317         $ 6,226        $ 23,732         $1,404           $ 34,679

Comprehensive income:
Net income                                        -            -               -           1,116              -              1,116
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax benefit of
   $887                                           -            -               -                         (1,721)            (1,721)
Less: reclassification adjustment                 -            -               -                             (2)                (2)
   net of deferred tax expense of $1                                                                    --------          ---------
    Total comprehensive income                    -            -               -               -              -               (607)

Common stock issued for stock options
 exercised, net                                   2            3              32               -              -                 35
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    -            -               -               -              -                  -
Cash dividend                                     -            -               -               -              -                  -

Balance, September 30, 2003                   2,656      $ 3,320         $ 6,258        $ 24,848        $  (319)           $ 34,107
                                              =====      =======         =======        ========        ========           ========

           See accompanying Notes to Consolidated Financial Statements


                                   (continued)

                             (Amounts in thousands)
                                   (Unaudited)


                                                                                                    Accumulated
                                                 Common Stock          Additional                       Other            Total
                                                 ------------           Paid-in         Retained    Comprehensive    Stockholders'
                                           Shares      Par Value        Capital         Earnings       Income            Equity
                                           ------      ---------        -------         --------       ------            ------

Balance December 31, 2001                     2,644      $ 3,304         $ 6,063        $ 17,863        $   222           $ 27,452

Comprehensive income:
Net income                                        -            -               -           3,032              -              3,032
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax expense of $521              -            -               -               -          1,023              1,023
Less: reclassification adjustment                 -            -               -               -           (12)               (12)
  net of deferred tax expense of $5                                                                     -------           --------
    Total comprehensive income                    -            -               -               -              -           $  4,043
                                                                                                                          --------

Common stock issued for stock options
 exercised, net                                   2            4              66               -              -                 70
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    1            1              13               -              -                 14
Cash dividend                                     -            -               -            (238)             -               (238)
                                              -----      -------         -------        --------        -------           --------

Balance, September 30, 2002                   2,647      $ 3,309         $ 6,142        $ 20,657        $ 1,233           $ 31,341
                                              =====      =======         =======        ========        =======           ========


Balance, December 31, 2002                    2,648      $ 3,309         $ 6,150        $ 21,729        $ 1,011           $ 32,199

Comprehensive income:
Net income                                        -            -               -           3,384              -              3,384
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax benefit of
   $554                                           -            -               -                        (1,076)            (1,076)
Less: reclassification adjustment                 -            -               -                          (254)              (254)
  net of deferred tax expense of $131                                                                   -------           --------
    Total comprehensive income                    -            -               -               -              -              2,054
                                                                                                                          --------
Common stock issued for stock options
 exercised, net                                   7           10              93               -              -                103
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    1            1              15               -              -                 16
Cash dividend                                     -            -               -           (265)              -              (265)
                                              -----      -------         -------        --------        -------           --------

Balance, September 30, 2003                   2,656      $ 3,320         $ 6,258        $ 24,848        $ (319)           $ 34,107
                                              =====      =======         =======        ========        =======           ========

           See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)


Note 1.  -  General


The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2002 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2002 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.


Note 2.  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30, is as follows:

                                       2003                 2002
                                       ----                 ----

Balance, January 1                     $ 3,877            $ 3,418
Provision                                1,427              1,374
Recoveries                                  80                123
Charge-offs                            (1,201)            (1,077)
                                       -------            -------

Balance, September 30                  $ 4,183            $ 3,838
                                       =======            =======


Note 3.  -  Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows:

                                          2003              2002
                                          ----              ----

Tax expense at statutory rate          $ 1,474            $ 1,393
Increase (reduction) in taxes from:
   Tax-exempt interest                   (506)              (314)
   Other, net                             (18)               (14)
                                          ----               ----

Provision for income taxes             $   950            $ 1,065
                                       =======            =======

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)


Note 4.  - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth. The following table contains the capital ratios for the Company and the Bank as of September 30, 2003.

               Entity             Tier 1      Combined Capital        Leverage
               ------             ------      ----------------        --------

Highlands Bankshares, Inc.        11.48%           12.68%               7.63%

Highlands Union Bank               9.94%           11.14%               6.62%


Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of trust preferred debt securities on January 23, 1998. These securities were issued by Highlands Capital Trust, a wholly owned subsidiary of the Company, at a price per share of $25.00. These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company's discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these securities. The shares were repurchased in April 2003 at a price of $26.15 per share which is equal to the 2008 call price. For future regulatory capital purposes, this $1.2 million par value of these repurchased trust preferred securities will not be eligible to be included in Tier 1 or Tier 2 capital of the Company.


Note 6 - Earnings Per Share

The following table contains information regarding the Company's computation of basic earnings per share and diluted earnings per share for the nine months ended September 30, 2003 and 2002.


                    Basic EPS   Number of Shares   Diluted EPS  Number of Shares
                    ---------   ----------------   -----------  ----------------
       Year to Date
September 30, 2003   $ 1.28        2,652,321          $ 1.20        2,808,932
September 30, 2002   $ 1.15        2,644,500          $ 1.09        2,779,621

       Quarter to Date
September 30, 2003   $ 0.42        2,654,697          $ 0.40        2,811,308
September 30, 2002   $ 0.42        2,645,565          $ 0.40        2,780,666

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)


Note 7 - Dividend Reinvestment and Stock Purchase Plan


On March 1, 2002 the Company initiated a Dividend Reinvestment and Stock Purchase Plan (the "Plan") for its shareholders. The Plan enables shareholders to reinvest their cash dividends to purchase additional shares of the Company's common stock. Shareholders also have the option to make additional cash purchases of stock ranging from $100 to $5,000 per quarter. Shares in the Plan, which covers 50,000 shares of common stock, are purchased in the open market or directly from the Company. As of October 31, 2003, the Plan has received $232 thousand in reinvested dividends and optional cash purchases from Plan participants for the 2003 calendar year. The Plan has been widely accepted by the shareholder base.


Note 8 - Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of approximately $2.97 million; equity lines of credit of $6.24 million; credit card lines of credit of $3.51 million; commercial real estate, construction and land development commitments of $1.01 million; and other unused commitments to fund loans of $18.18 million.

The Bank has completed the construction of a branch office in Blountville, Tennessee. This branch office opened September 1, 2003 as a full service branch. The purchase of this property was completed by a cash payment of $315 thousand and the swap of a Bank owned piece of property valued at $300 thousand for a total cost of $615 thousand.


As of September 30, 2003, the Bank had closed on the purchase of a piece of property in Banner Elk, North Carolina for use as a future branch office site. The closing on this piece of property was finalized on August 4, 2003 at a purchase price of approximately $520 thousand. The Bank has completed the bid process for the construction of this branch office and site preparation is underway as of September 30, 2003. Regulatory approvals to open this branch office were received during the second quarter of 2003. This branch office is expected to open in late 2003 or early 2004. The estimated total cost of the project is $1.3 million.

The Bank has completed the expansion of its branch office in West Abingdon from an express facility to a full service location. The construction was completed and the branch reopened on July 28, 2003 as a full service facility with approximately 2800 square feet being added.

Note 9 - Summary of Significant Accounting Policy Update For Certain Required Disclosures

The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board ("APB") 25. Because the exercise price of the Company's employee / director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price is less than the current market price (i.e., "in the money"), there is an economic incentive for the shares to be exercised and an increase in the dilutive effect on earnings per share.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)


In December 2002, the Financial Accounting Standards Board (the "FASB") issued FAS 148, "Accounting for Stock-Based Compensation." This new standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three and nine month periods ended September 30, 2003 and 2002 would have been estimated as follows:


                                  Nine Months Ended     Nine Months Ended      Three Months Ended      Three Months Ended
                                  September 30, 2003    September 30, 2002     September 30, 2003      September 30, 2002
                                  ------------------    ------------------     ------------------      ------------------
                                                       (Amounts in thousands, except per share data)

Net income as reported                      $ 3,384               $ 3,032                 $ 1,116                 $ 1,112
Less: Total stock based
employee compensation expense
determined under fair value
method for all awards, net of
related tax effects                           (208)                 (199)                   (208)                   (199)
                                            -------               -------                  ------                  ------

Pro forma net income                        $ 3,176               $ 2,833                  $  908                  $  913
                                            =======               =======                  ======                  ======


Earnings per share:
Basic as reported                            $ 1.28                $ 1.15                  $ 0.42                  $ 0.42
Basic pro forma                              $ 1.20                $ 1.07                  $ 0.34                  $ 0.34

Diluted as reported                          $ 1.20                $ 1.09                  $ 0.40                  $ 0.40
Diluted pro forma                            $ 1.13                $ 1.02                  $ 0.32                  $ 0.33



In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies", relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance rather than price. FIN 45 requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The requirements of FIN 45 did not have a material impact on results of operations, financial position, or liquidity in the first nine months of 2003.

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

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to the Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the accounting policies of Highlands Bankshares, Inc. (the "Company"). The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company's financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan and lease portfolio. The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment. If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans and leases, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and groups of loans is added together for a total estimate of loans and lease losses. This estimate of losses is compared to the allowance for loan and lease losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Intangibles and Goodwill

The Company had approximately $569 thousand in intangible assets and goodwill at September 30, 2003. Capital issue costs relating to the January 21, 1998 issuance of junior subordinated debt securities are stated a cost less accumulated amortization. Amortization is computed on the straight-line method over the life of the securities - 30 years. On September 23, 2000, the Company acquired a branch office of First Vantage Bank in Rogersville, TN and paid an applicable deposit premium. The premium was recorded as Goodwill and is stated at cost less accumulated amortization. Amortization is computed on the straight-line method over 15 years.

SFAS No. 142 requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. Processes and procedures have been identified for the two-step process.

When the Company completes its ongoing review of the recoverability of intangible assets and goodwill, factors that are considered important to determining whether an impairment might exist include loss of customers acquired or significant withdrawals of the liabilities currently under management.

Results of Operations


Results of operations for the three-month and nine-month periods ended September 30, 2003 reflected net income of $1.12 million and $3.38 million, respectively, an increase of 0.36% and 11.61% over the corresponding periods in 2002. This increase was in part due to the Bank's ability to maintain a net interest margin that approximated the prior year as well as continued increases in non-interest income, including gains on securities sold. During the last two years, the Bank has been in a liability sensitive position. Over this time period, the Bank's interest-bearing liabilities have been repricing at a quicker pace than its interest-earning assets as interest rates have fallen. This trend has slowed over the past six months. Total interest income for the nine months ended September 30, 2003 was approximately $1.2 million less than the comparable 2002 period due to new loan and investment securities volume being recorded at lower rates and existing adjustable rate loans and investment securities repricing down to lower rates. The Company's total interest expense has decreased by approximately $1.1 million due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits repricing lower as they mature or reprice. However, during the first nine months of 2003, the Bank also increased its non-interest income by $753 thousand over the corresponding period for 2002. This increase was primarily due to increased non-sufficient funds income, earnings related to Bank-Owned Life Insurance, earnings related to its equity ownership in Virginia Title Center, LLC, security gains, and increased merchant and debit card fee income. Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity from 13.91% for the nine-month period ended September 30, 2002 to 13.33% for the corresponding period in 2003.

Return on average assets of 0.88% for the nine months ended September 30, 2003 reflects an increase of 1.15% over return on average assets of 0.87% for the comparable 2002 period.

Net interest income for the three-month and nine-month periods ended September 30, 2003 decreased 0.71% and 1.70%, respectively, or approximately $30 thousand and $213 thousand as compared to the corresponding 2002 periods. Average interest-earning assets increased approximately $52.42 million from the period ended September 30, 2002 to the current period while average interest-bearing liabilities increased $43.50 million from the same period. The tax-equivalent yield on average interest-earning assets was 6.15% in 2003 representing a decrease of 111 basis points over the yield of 7.26% in 2002. The yield on average interest-bearing liabilities decreased 73 basis points to 3.14% in 2003 as compared to 3.87% in 2002.

The provisions for possible loan losses for the three-month and nine-month periods ended September 30, 2003 totaled $447 thousand and $1.43 million, respectively, a $60 thousand and $53 thousand increase from the corresponding periods in 2002. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first nine months of 2003 were $1.12 million compared with $954 thousand for the corresponding period in 2002. Year-to-date net charge-offs were 0.30% and 0.28% of total loans for the periods ended September 30, 2003 and September 30, 2002. Loan loss reserves increased 8.99% to $4.18 million at September 30, 2003 from the same date in 2002. The Company's allowance for loan loss reserves at September 30, 2003, September 30, 2002 and December 31, 2002 has remained level at 1.14% of total loans.

Financial  Position

Total loans have increased from $335.53 million at September 30, 2002 to $368.53 million at September 30, 2003. For the nine-month period ended September 30, 2003, total loans have increased $29.01 million. The loan to deposit ratio has decreased from 82.61% at September 30, 2002 to 80.80% at September 30, 2003. The loan to deposit ratio at December 31, 2002 was 82.75%. The main reason for the decrease in the loan to deposit ratio is due to a significant increase in customer deposits due to the volatility in the equity markets. Investor confidence seems to still be very low, and it appears that individual investors are placing their money in more stable and liquid investments such as interest checking, savings and time deposit accounts. Deposits as of September 30, 2003 have increased $45.81 million since December 31, 2002 and $49.95 million since September 30, 2002. Consumers have continued to invest their monies primarily in savings and checking accounts due to the continued market uncertainty. Likewise, with the less favorable economic environment, customers are not borrowing money as readily as they have in past years. The majority of the Company's loan growth for the first nine months of 2003 has primarily been in real estate secured loans. This group of loans has grown $29.23 million or 12.39% from December 31, 2002. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $6.46 million or 1.75% of total loans at September 30, 2003 compared with $3.11 million or 0.92% of total loans at December 31, 2002 and $3.06 million or 0.91% of total loans at September 30, 2002. This increase in non-performing assets at September 30, 2003 can be attributed in large part to less favorable economic conditions within the Company's primary market areas as well as several large commercial loans that have gone past due greater than ninety days. The downturn in the economy has resulted in a number of plant layoffs and downsizings that have contributed to this increase in non-performing assets.

Investment securities and other investments totaled approximately $113.21 million (market value) at September 30, 2003, which reflects an increase of $8.29 million or 7.90% from the December 31, 2002 total of $104.92 million. The majority of the Company's investment purchases during the nine-month period were tax-exempt municipals and adjustable rate mortgage-backed securities. Investment securities available for sale and other investments, as of September 30, 2003 are comprised of mortgage backed securities (approximately 43.10% of the total securities portfolio), municipal issues (approximately 40.15%), collateralized mortgage obligations (CMO's) (approximately 0.50%), corporate bonds (approximately 3.28%), SBA backed securities and asset-backed securities (approximately 1.22%), U. S. government agencies (approximately 0.44%), and equity securities (approximately 9.67%). The Company's entire securities portfolio is classified as available for sale at both September 30, 2003 and 2002. Other investments include the Bank's holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers Bank stock. These investments (carrying value of $2.37 million and approximately 2.09% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

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

Liquidity and Capital Resources

Total stockholders' equity of the Company was $34.11 million at September 30, 2003, representing an increase of $2.77 million or 8.83% over September 30, 2002. Total stockholders' equity at December 31, 2002 was $32.20 million. Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($24.99 million at September 30, 2003) and investment securities available for sale ($110.85 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2002 Form 10-K.

ITEM 4. Controls and Procedures

On an on-going  basis,  senior  management  monitors  and  reviews the  internal controls established for the various operating segments of the Bank. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by the Company's financial officers to prepare the Company's periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly. Internal audits conducted by the Company's internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company's internal control structure. These audits are also discussed in detail with the Company's Audit Committee. The Company feels that sufficient internal controls and disclosure controls have been established and have evaluated such controls as of the end of the period covered by this report and believe them to be effective.

Furthermore, management asserts that there have not been any changes in the Company's internal controls over financial reporting or in other factors during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls or other factors.

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

         (b)      Reports on Form 8-K - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HIGHLANDS BANKSHARES, INC.
                                                  (Registrant)


Date:  November 13, 2003                /s/ Samuel L. Neese
                                        ----------------------------------------
                                        Samuel L. Neese
                                        Executive Vice President and
                                        Chief Executive Officer





Date:  November 13, 2003                /s/ James T. Riffe
                                        ----------------------------------------
                                        James T. Riffe
                                        Executive Vice President & Cashier

                                 Exhibits Index
                                 --------------

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