Form 10-K
period 2003-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2004-03-30
CIK 1008579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003
                        Commission File Number 000-27622

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X_


         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant's most recently completed second fiscal quarter. $52,141,329

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. As of March 10, 2004, there were 2,659,187 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
               Annual Report to Shareholders for the fiscal year
                        ended December 31, 2003--Part II
     Proxy Statement for the 2004 Annual Meeting of Shareholders--Part III



                                Table of Contents
                                                                                        Page Number
                                                                                        -----------
Part I

Item 1.           Business                                                                     3
Item 2.           Properties                                                                  28
Item 3.           Legal Proceedings                                                           30
Item 4.           Submission of Matters to a Vote of
                    Security Holders                                                          30

Part II

Item 5.           Market for Registrant's Common Equity
                    and Related Stockholder Matters                                           30
Item 6.           Selected Financial Data                                                     31
Item 7.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operation                              32
Item 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk                                                               32
Item 8.           Financial Statements and Supplementary Data                                 32
Item 9.           Changes in and Disagreements With Accountants With
                    Accountants on Accounting and Financial Disclosure                        33
Item 9A.          Controls and Procedures                                                     33

Part III

Item 10.          Directors and Executive Officers of the Registrant                          33
Item 11.          Executive Compensation                                                      34
Item 12.          Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters                                           34
Item 13.          Certain Relationships and Related Transactions                              34
Item 14.          Principal Accounting Fees and Services                                      34

Part IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K            34


                           Forward-Looking Information

         This report contains forward-looking statements with respect to the financial condition, results of operations and business of Highlands Bankshares, Inc. (the "Corporation"). These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of the Corporation, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

             * competitive   pressures  among  depository  and  other  financial
               institutions may increase significantly;

             * changes in the interest rate environment may reduce margins;

             * general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and / or a reduced demand for credit;

             * legislative   or  regulatory   changes,   including   changes  in
               accounting standards, may adversely affect the businesses in which the Corporation and its subsidiaries are engaged;

             * competitors  may have  greater  financial  resources  and develop
               products   that  enable   such   competitors   to  compete   more
               successfully than the Corporation and its subsidiaries; and

             * adverse changes may occur in the securities markets.

Part I.

Item I.  Business

                                     General

         Highlands Bankshares, Inc. (the "Corporation") was incorporated in Virginia in 1995 to serve as the holding company for Highlands Union Bank, (the "Bank"). The shareholders of the Bank approved the Plan of Reorganization at the Annual Meeting on December 13, 1995, and the reorganization was consummated on December 29, 1995 with the Bank becoming a wholly-owned subsidiary of the Corporation. The Bank is a state charted bank with principal offices in Abingdon, Virginia. The Bank was incorporated in 1985.

         At December 31, 2003, the Corporation had total assets of $543,416,000, deposits of $450,009,000 and net worth of $35,434,000.

         The Corporation's principal business activities, which are conducted through the Bank, are attracting checking and savings deposits from the general public through its retail banking offices and originating and servicing loans secured by first mortgage liens on single-family dwellings, including condominium units. All of the retail banking offices are located in Virginia, North Carolina and Tennessee. The Bank also lends funds to retail banking customers by means of home equity and installment loans, and originates construction loans and loans secured by commercial property, multi-family dwellings and manufactured housing units. The Bank opened an indirect lending department in 1997. The majority of indirect lending originates through new and used car dealerships. The indirect lending portfolio comprises a significant portion of the total consumer loan portfolio. The Bank invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Corporation are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of checking and savings deposits and borrowed funds.

         The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC"), and its deposit accounts are insured up to $100,000 as required by FDIC guidelines. The Bank is also a member of the Federal Reserve System, as such, the Bank and the Corporation are subject to the supervision, regulation and examination of the Federal Reserve. As a Virginia state chartered bank, the Bank is also subject to supervision, regulation and examination by the Virginia State Corporation Commission, Bureau of Financial Institutions.

         The Corporation has two direct subsidiaries as of December 31, 2003: the Bank, which was formed in 1985, and Highlands Capital Trust I, a statutory business trust (the "Trust") which was formed in 1998. The Corporation's material assets as of December 31, 2003 include: cash in bank of approximately $1.23 million; trust preferred securities repurchased of $1.20 million; building, land, and equipment with a net book value of approximately $1.43 million; approximately $3.40 million in real estate secured loan participations from the Bank; approximately $406 thousand in other assets; and its investment in subsidiaries, approximately $35.44 million. The Corporation's only material liability is the note payable on the trust preferred debentures issued in January of 1998, $7.5 million.

         The Bank has two wholly-owned subsidiaries, Highlands Union Insurance Services, Inc., which was formed in 1999 and Highlands Union Financial Services, Inc. which was formed in 2001. The Bank, through Highlands Union Insurance Services, Inc., joined a consortium of approximately forty-seven other financial institutions to form Bankers' Insurance, LLC. Bankers' Insurance, LLC, as of December 31, 2003, had purchased seven full service insurance agencies across the state of Virginia. Highlands Union Insurance Services, Inc. will be used to sell insurance services through the Bankers' Insurance, LLC. Highlands Union Financial Services, Inc. was formed in order for the Bank to continue to offer third-party mutual funds, annuities and other financial services to its customers in all market areas served.

         Also during 2002, the Bank became an equity owner in the Virginia Title Center, LLC. This entity is owned by approximately 16 member banks located in Southwest Virginia. The organization is involved in the underwriting and issuance of title insurance on real estate closings, primarily as a result of referrals from the member banks.

         As of December 31, 2003, the Bank operates ten full-service banking facilities throughout Washington County, Virginia, the City of Bristol, Virginia, Marion, Virginia, Glade Spring, Virginia, Rogersville, Tennessee, Blountville, Tennessee and Boone, North Carolina. The Bank closed its loan production office in Kingsport, Tennessee in 2003 due to the opening of its Blountville branch office. The Company felt that it would be able to adequately service those Kingsport, Tennessee customers from its Rogersville and Blountville, Tennessee branch offices. The Corporation also operates thirty off-site ATM's throughout the service areas listed above as well as Russell County, Virginia, Wythe County, Virginia, Bristol, Tennessee and Banner Elk, North Carolina.

         The results of operations for the fiscal years ended December 31, 2003, 2002, and 2001 ("fiscal year 2003", "fiscal year 2002" and "fiscal year 2001", respectively) reflect the Corporation's strategies of expanding its community banking operations. See "Management's Discussion and Analysis" of operations and financial condition, included as part of the Annual Report to Shareholders, for a detailed discussion of certain aspects of the Corporation's business.

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

         All of the Bank's mortgage lending is subject to loan origination procedures established by the Board of Directors. Most originations require a property valuation by state licensed appraisers, for a fee, approved by the Board of Directors. Loan applications are obtained to determine the borrowers' ability to repay. Significant items are verified through the use of credit reports, financial statements, etc.

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

         Federal regulations allow the Bank to originate loans on real estate within its designated market area, and within limits, to originate and purchase loans or loan participations secured by real estate located in any part of the United States. During fiscal year 2003 the Bank's primary lending area was Washington County, Virginia, the City of Bristol, Virginia, Smyth County, Virginia, Hawkins County, Tennessee, Sullivan County, Tennessee and Watauga County, North Carolina.

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

         The Bank also offers secondary market fixed rate mortgages with terms up to 30 years and up to 95% loan to value. The Bank also offers a special secondary market lending program to first time home buyers that will fund 100% loan to value. These loans and servicing rights are generally sold immediately into the secondary market and fees received are booked into income. These loans must meet certain criteria generally set by the secondary market.

         Residential mortgages, including equity lines of credit, made up approximately 41.32% of the loan portfolio as of December 31, 2003.

Construction and Commercial Real Estate Lending

         The Bank generally makes construction loans for periods up to one year on residential and commercial real estate property including vacant land. These loans are for interim financing and are either paid off or converted to permanent financing when completed. At December 31, 2003, outstanding construction, commercial real estate and vacant land loans (net of undisbursed funds) totaled $12,482,000. These loans are generally made at 80% or less of appraised value at completion. Funds are advanced as the project is completed after an inspection by a staff inspector or the appraiser as deemed appropriate. These loans are made based on established corporate underwriting standards. Most of these construction loans are one to four family dwellings. The Bank generally charges a 1% origination fee on these construction loans in addition to applicable interest.

         Loans on commercial properties, multi-family dwellings, and apartment buildings are typically made at 75% to 80% of the appraised value. These loans totaled $99,911,000 or 26.45% of total loans held for investment at December 31, 2003.

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

Consumer lending

         The Bank offers other types of loans in addition to real estate mortgage and construction loans. Consumer loans of many types are offered by the Bank. Some of these loans are loans to purchase automobiles, boats, recreational vehicles and manufactured housing, as well as other secured and unsecured consumer loans, including credit cards. The Bank further makes loans secured by savings accounts at 5% above the rate of the savings instrument. The Bank also makes loans secured by certificates of deposit issued internally. The terms generally do not exceed ten years for manufactured housing loans and five years on other consumer loans. Outstanding consumer loans at December 31, 2003 were $56,971,000.

         The Bank maintains a significant portfolio of dealer paper originated through its indirect lending department. As of December 31, 2003 this portfolio had a balance of $23,734,000 included in the $57 million above.

Commercial and agriculture non-real estate loans

         The Bank also makes commercial (including agriculture) non-real estate loans. These loans in general have higher risks associated with them than real estate loans. They are generally secured by inventory, equipment, accounts receivable, etc., or unsecured in some cases backed by appropriate financial condition as per the underwriting standards of the Bank. Agriculture loans are generally secured by machinery, equipment, other miscellaneous assets or unsecured in keeping with the underwriting standards of the Bank. The timely pay back is dependent upon the successful operation of the business or farm. The outstanding balance of non-real estate commercial loans was $39,180,000 at December 31, 2003, and the outstanding balance of non-real estate agriculture loans was $4,918,000 at December 31, 2003.

                                   Investments

Investment Securities

         The Bank invests in mortgage-backed securities, agency notes and bonds, collateralized mortgage obligations (CMO's), municipal bonds, agency equity securities, asset-backed securities, equity securities and trust preferred securities.

         A substantial portion of the mortgage-backed security portfolio consists of securities that are either insured or guaranteed by FHLMC, FNMA or GNMA. Guaranteed securities are more liquid than individual mortgage loans. At December 31, 2003, the Bank's mortgage-backed securities portfolio had a carrying value of $53,474,000 or 9.84% of total assets compared to $57,730,000 or 11.89% of total assets at December 31, 2002. Amortized costs of mortgage-backed securities were $53,583,000 at December 31, 2003 and $57,052,000 for the comparable 2002 period. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.

         The Bank held investments in CMO's for the years ended December 31, 2003 and 2002. At December 31, 2003 and 2002, the Bank had carrying value of CMO's of $45,000 and $2,305,000, respectively. These carrying values represent 0..08% and 0.47% of total assets for the respective year-ends. Amortized cost of CMO's were $44,000 and $2,292,000 as of December 31, 2003 and 2002.

         The Bank invests in municipal securities that are bank-qualified. As of December 31, 2003 and 2002, the Corporation had carrying values of $48,631,000 and $30,719,000, respectively. These investments represent 8.95% and 6.33% of total assets as of December 31, 2003 and 2002.

         The Bank also invests in agency equity securities. As of December 31, 2003 and 2002 the Bank had carrying values of $10,343,000 and $8,278,000, respectively.

         The Bank holds the following equity investments: Federal Reserve Bank Stock of $295,000 for each of the periods ending December 31, 2003 and 2002, respectively; Federal Home Loan Bank Stock of $2,550,000 and $1,832,000 for the same dates as above; and Community Bankers' Bank Stock of $54,750 and $54,750 for the same dates as above.

         The Bank also holds investments in corporate bonds of $4,965,000 and $2,201,000 as of December 31, 2003 and 2002, respectively. These investments represented approximately 0.91% and 0.47% of total assets at those dates.

         The Bank holds investments in SLMA and SBA issued securities. At December 31, 2003 and 2002, the Bank had $1,344,000 and $1,413,000 in carrying value in these investments, respectively.

         At December 31, 2003, the Bank had investments in U.S. Agency securities with a carrying value of $3,262,000 and amortized cost of $3,247,000.

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

         The Bank's internal investment committee, made up of the CEO, Cashier, CFO and V.P. of Accounting, meets routinely to determine portfolio strategies following Federal Reserve guidelines with respect to portfolio investment and accounting. The Committee performs pre-purchase and pre-sale analysis on all individual securities and presents this information to the full board of directors monthly. Such Federal Reserve guidelines state that insured institutions must account for securities held for investment, sale and/or trading in accordance with generally accepted accounting principles. The Bank maintains a written investment policy to set forth investment portfolio composition and investment strategy. The investment portfolio composition policy considers, among other factors, the financial condition of the institution, the types of securities, amounts of investments in those securities and safety and soundness considerations pertaining to the institution. The investment strategy considers, among other factors, interest rate risk, anticipated maturity of each type of investment and the intent of the institution with respect to each investment.

                                Sources of Funds

General

         Deposit accounts have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, repayments from securities, correspondent bank credit lines, Federal Home Loan Bank System ("FHLB") advances, the national certificate of deposit market and loan participation sales. Borrowings and the national certificate of deposit market may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a long-term basis to support expanded lending activities.

Deposit Activities

         The Bank, in its continuing effort to remain a competitive force in its markets, offers a wide variety of deposit services, with varied maturities, minimum-balance requirements and market-sensitive interest rates that are attractive to all types of depositors. The Bank's deposit products include checking accounts, statement savings accounts, money market deposit accounts, negotiable orders of withdrawal accounts, individual retirement accounts and certificates of deposit accounts. The Bank is able to offer a broad array of products that are consistent with current Federal Reserve regulations, and as a major result, the Bank's deposit portfolio is, for the most part, sensitive to general market fluctuations.

         The following table sets forth the deposit liabilities of the Bank for the year ended December 31, 2003.

                                   2003 Weighted                      Minimum          Amount
                                      Average                         Balance            in           % of
     Type of Account                    Rate           Term           Deposit         Thousands       Total
     ---------------                    ----           ----           -------         ---------       -----

     Checking Account                  0.00%           none          $ 100.00         $59,057         13.12%
     Interest Checking                 1.11            none            100.00          27,098         6.02
     Statement Savings                 1.55            none             25.00          80,764        17.95
     Money Market
       Deposit Accounts                1.64            none            500.00          36,950         8.21
     Christmas Club Accts.             2.25            none              5.00             116         0.03
     Individual Retirement
       Accounts                        4.62           various          500.00          49,271        10.95
     Certificates of Deposit
       Accounts                        3.11           various          500.00         196,753        43.72
                                                                                      -------        -----

     Totals                                                                          $450,009        100.00%
                                                                                     --------        -------

         The variety of deposit accounts offered by the Bank and the competitive rates paid on these deposit accounts have increased the Bank's ability to retain deposits and has allowed it to be more competitive in obtaining new funds, reducing the threat of disintermediation (the flow of funds away from deposit institutions into direct investment vehicles such as government and corporate securities). The Bank recognized several years ago that it would be necessary to diversify into new market areas in order to continue the growth in its deposit base. The new markets in Western North Carolina and Northeast Tennessee have aided the Bank in fulfilling this growth. As customers have become more rate conscious and willing to move funds to higher yielding accounts, the ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by money market conditions.

         The following table sets forth information relating to the Bank's deposit flows during the years indicated.

                                                    Years Ended December 31,
       (In Thousands)                              2003       2002       2001
       --------------                              ----       ----       ----

       Increase (decrease) in deposits before
         interest credited back to accounts      $ 29,588   $  5,452   $ 28,516
       Interest credited back to accounts          10,120     12,756     17,262
                                                 --------   --------   --------

       Net increase in deposits                    39,708     18,208     45,778
                                                 --------   --------   --------

       Total deposits at year end                $450,009   $410,301   $392,093
                                                 --------   --------   --------

Borrowings

         The Bank may obtain advances from the FHLB upon the security of the capital stock it owns in the bank and certain of its home mortgage loans, provided certain standards related to creditworthiness have been met. Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes the acceptable uses to which the advances pursuant to each program may be used, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the Bank's net worth or on the FHLB's assessment of the Bank's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

         The Bank also has established credit arrangements with several of its correspondent banks. At December 31, 2003, the Bank had approximately $91,567,000 of unused lines of credit, including FHLB unused lines of credit, to fund any necessary cash requirements.

         The following table sets forth certain information as to the Bank's advances and other borrowings at the dates indicated. See Notes 9, 10, and 11 to the Consolidated Financial Statements, included as part of the Annual Report to Shareholders, for information as to rates, maturities, average balances and maximum amounts outstanding.

                                                  Years Ended December 31,
       (In Thousands)                            2003       2002       2001
       --------------                            ----       ----       ----

       Advances from FHLB                      $  49,000  $  33,072  $  23,214
       Guaranteed preferred beneficial
         interests in corporation's junior
         subordinated debt securities              6,300      7,500      7,500


       Other borrowings                              429        222        269
                                               ---------  ---------  ---------

            Total Borrowings                   $  55,729  $  40,794  $  30,983



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

         Highlands Bankshares, Inc. repurchased 48,000 shares of Highlands Capital Trust I on April 18, 2003, on the open market, at $26.15 per share. The price paid per share corresponds to the January 2008 call price. The premium paid of $55 will be expensed when the securities are called or at the maturity date of the capital securities.


                                   Competition

         The Bank encounters competition for both deposits and loans. For deposits, competition comes from other commercial banks, savings and loan associations and/or savings banks, mutual money market funds, credit unions and various other corporate and financial institutions. Competition also comes from interest paying obligations issued by various levels of government and from a variety of securities paying dividends or interest. Competition for loans comes primarily from other commercial banks, savings and loan associations and/or savings banks, insurance companies, mortgage companies and other lending institutions.

        The Bank's primary market areas include: Washington County, Virginia; Smyth County, Virginia; City of Bristol, Virginia; Hawkins County, Tennessee and Watauga County, North Carolina. As of June 30, 2003 the Bank had the following deposit market share in its primary market areas based on the FDIC Summary of
Deposits: Washington County, Virginia market share of 34.64%; Smyth County, Virginia market share of 8.19%; City of Bristol, Virginia market share of 23.23%; Hawkins County, Tennessee market share of 2.77%, and Watauga County, North Carolina market share of 1.46%.

                                    Employees

         The Corporation and its subsudiaries, at December 31, 2003, had 230 full time employees. None of these employees are represented by a collective agent, and the Corporation believes its employee relations are excellent.

                            Bank Owned Life Insurance

         During 2002, the Bank purchased insurance on the lives of certain key directors and officers. As beneficiary, the Bank receives the cash surrender value if the policy is terminated, and upon death of the insured, receives all benefits payable. The current value of the policies at December 31, 2003 is $7,929,000.

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

         The Bank formed a wholly-owned subsidiary, Highlands Union Insurance Services, Inc., in 1999 for the purpose of selling insurance services through Bankers' Insurance, LLC. The Bank, through Highlands Union Insurance Services, Inc. joined a consortium of approximately forty-seven other financial institutions to form Bankers' Insurance, LLC. Bankers' Insurance LLC, as of December 31, 2003, had purchased seven full service insurance agencies across the state of Virginia.

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


                                   Regulation
General

         The Corporation and its subsidiaries are subject to the supervision, regulation and examination of the Federal Reserve Board, the Federal Deposit Insurance Corporation and the state regulators of the Commonwealth of Virginia which has jurisdiction over financial institutions. The Corporation and its subsidiaries have obtained regulatory approval for its various activities to the extent required.

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

Federal Deposit Insurance Corporation Improvement Act of 1991

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

         The Bank met the requirements at December 31, 2003 to be classified as "well capitalized." This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Corporation's overall financial condition.

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

         Section 36 of FDICIA significantly affects financial institutions with more then $500 million in total assets. Highlands Union Bank will come under the following provisions beginning in January of 2004.

         Key FDICIA requirements include the following:

               * Audit committees must be comprised of independent outside directors--regardless of bank size.

               * Institutions must have an adequate system of internal control according to some generally accepted framework.

               * Section I agreed-upon-procedures testing of compliance with laws and regulations must be performed by either internal audit or the entity's independent public accountants.

               * Section II agreed-upon-procedure testing of compliance with laws and regulations must be performed by the entity's independent public accountant if management elected to have internal auditors perform Section I agreed-upon procedures.

               * Management must perform its own investigation and review of the effectiveness of internal controls and compliance with laws.

               * A management report must be submitted and signed by the chief executive officer and chief accountant (or chief financial officer), which states management's responsibility for the internal control system, an assessment of the effectiveness of the system at fiscal year-end, and an assessment of compliance with laws and regulations during the fiscal year.

               * An independent public accountant's report that attests to management's assertions concerning the bank's internal control and procedure for financial reporting is required.

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

         The Bank has become subject to the direct charge-off method of writing off bad debts since it has reached $500 million in total assets. The Bank has elected to remove equal amounts of its tax reserve over a four year period beginning with year end 2003.

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

Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

                                                      Year Ended December 31,
                                    2003                        2002                        2001
                                                       (Dollars in Thousands)
                                  Interest                     Interest                   Interest
                         Average  Income/   Yield/   Average   Income/   Yield/  Average  Income/  Yield/
                         Balance  Expense    Rate    Balance   Expense    Rate   Balance  Expense   Rate
                         -------  -------    ----    -------   -------    ----   -------  -------   ----

ASSETS
Interest earning assets
  (taxable-equivalent basis)

Loans (net of unearned
  discount (2)           $359,187 $ 24,893  6.93%    $335,823  $ 26,095  7.77%   $309,753 $ 27,574  8.90%
Securities (1)(3)         115,313    4,495  4.87       99,768     4,758  5.52      87,254    5,107  6.40
Federal funds sold          7,757       75  0.97        5,544        91  1.64       9,133      317  3.47
                         --------  -------  ----     --------   -------  ----    -------- --------  ----
Total interest-earning
  assets                 $482,257  $29,463  6.34%    $441,134   $30,944  7.18%   $406,140 $ 32,998  8.24%
                         --------  -------  ----     --------   -------  ----    -------- --------  ----

LIABILITIES
Interest bearing
  liabilities

Interest bearing dep.    $380,229 $ 10,335  2.72%    $343,900  $ 11,768  3.42%   $322,847 $ 16,740  5.19%
Other interest bearing
  liabilities             41,119     2,542  6.18       38,783     2,498  6.44      31,117    2,146  6.90
                         --------  -------  ----     --------   -------  ----    -------- --------  ----
Total interest-bearing
  liabilities            $421,348  $12,877  3.06%    $382,683   $14,266  3.73%   $353,964 $ 18,886  5.34%
                         --------  -------  ----     --------   -------  ----    -------- --------  ----
Net interest income.               $16,586                      $16,678                   $ 14,112
Net margin on interest
  earning assets on a
  tax equivalent basis                      3.67%                        3.95%                      3.59%


Average interest spread                     3.29%                        3.45%                      2.90%

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

Increase/(Decrease) Due to Volume and Rate

                                          2003 Compared to 2002                     2002 Compared to 2001

                                  Increase     Increase                      Increase        Increase
                             (decrease) due  (decrease) due               (decrease) due  (decrease) due
                                to change in   to change in  Net increase  to change in    to change in    Net increase
Increase (Decrease) in             volume        rate         (decrease)      volume           rate          (decrease)
----------------------             ------        ----         ----------      ------           ----          ----------

                                                               (Dollars in Thousands)

INTEREST INCOME
Securities                     $   483         $  (756)         $  (263)       $   800       $(1,149)         $  (349)
Federal funds sold                  21             (37)             (16)          (125)         (101)            (226)

Loans                            1,619          (2,821)          (1,202)         2,000        (3,479)           1,479)
                               -------         -------          -------        -------       -------          -------



Total Income Change            $ 2,123         $(3,604)         $(1,481)       $ 2,675       $(4,729)         $(2,054)
                               -------         -------          -------        -------       -------          -------

INTEREST EXPENSE
Savings and time deposits      $   988         $(2,420)         $(1,433)       $ 1,091       $(6,063)         $(4,972)

Other interest-bearing
  liabilities                      144            (101)              43            528          (177)             351
                               -------         -------          -------        -------       -------          -------

Total Expense Change           $ 1,132         $(2,521)         $(1,390)       $ 1,619       $(6,240)         $(4,621)
                               -------         -------          -------        -------       -------          -------


Increase (Decrease) in
  Net Interest Income          $   991         $(1,083)         $   (92)       $ 1,056       $ 1,511          $ 2,567
                               -------         -------          -------        -------       -------          -------

Investment Portfolio

The Corporation categorizes investments into three groups and further provides for the accounting and reporting treatment of each group. Investments may be classified as held-to-maturity, available-for-sale or trading. The Corporation does not purchase or hold any investment securities for the purpose of trading such investments. At December 31, 2003 the entire investment portfolio of the Corporation was classified as available-for-sale. The following table sets forth the book values and carrying values of the investment portfolio as of December 31:

                                                   2003                   2002                  2001
                                              Book      Carrying    Book     Carrying     Book     Carrying
                                              Value      Value      Value      Value      Value      Value
                                           ---------------------   -------------------   -------------------
     Available-for-sale securities:

U.S Government agencies and corporations     $  3,247   $  3,262   $      -   $      -   $    501   $    502

State and political subdivisions               48,275     48,631     29,824     30,719     24,378     24,305

Mortgage-backed securities                     53,583     53,474     57,052     57,730     62,309     62,767

Other Securities                               17,231     16,697     14,335     14,294     10,775     10,725
                                           ----------- ---------- ---------- ---------- ---------- ----------

                                             $122,336   $122,064   $101,211   $102,743   $ 97,963   $ 98,299
                                           =========== ========== ========== ========== ========== ==========

         The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2003.

                                                                      (Dollars in Thousands)
                                                     One Year   Five Years
                                         Within One  Through     Through    After Ten             Market   Amortized
                                            Year    Five Years  Ten Years     Years     Yield     Value       Cost
                                         ---------- ----------  ---------   ---------   -----     ------   ---------
 Mtg.-backed Sec - fixed rate             $     55   $     78   $  5,546   $  2,709      4.51%  $  8,388   $  8,307
 Mtg.-backed   Sec  -  variable rate           -          -          -       45,086      3.13     45,086     45,277
 State & Muni's -  tax exempt                  -          -        1,002     46,618      6.76     47,620     47,289
 State & Muni's -  taxable                   1,010        -          -          -        7.37      1,010        986
 U.S. Agencies - fixed rate                    -          756      1,002      1,002      4.03      2,760      2,750
 U.S. Agencies - variable rate                 -          -          -          503      7.64        503        497
 Agency Preferred - fixed rate                 -          -          -        1,385      4.98      1,385      1,505
 Agency  Preferred  -  variable rate           870        -          -        8,088      3.27      8,958      9,403
 Corporate bonds - fixed rate                  -          -          -        1,067      8.92      1,067      1,000
 Corporate   bonds  -  variable rate           -          -          -        3,898      3.25      3,898      3,932
 Asset-backed - variable rate                  -          -          988        -        2.10        988        988
 SBA bonds - variable rate                     -          -          -          356      1.48        356        358
 CMO's - variable rate                         -          -          -           45      3.36         45         44
                                          --------   --------   --------   --------   -------   --------   --------
 TOTAL                                    $  1,935   $    834   $  8,538   $110,757      4.65   $122,064   $122,336
                                          ========   ========   ========   ========   =======   ========   ========

Loan Portfolio

         The table below classifies gross loans by major category and percentage distribution at December 31, 2003 for each of the past five years:


                                                               December 31,
                                                          (Dollars in thousands)

                                    2003              2002                 2001                   2000                 1999
                             Amount  Percentage  Amount  Percentage   Amount   Percentage    Amount  Percentage  Amount   Percentage
                             ------  ----------  ------  ----------   ------   ----------    ------  ----------  ------   ----------
Real Estate Secured:
  Residential 1-4 family   $141,693     37.49%  $ 128,462   37.82%   $114,556    35.18%     $102,631    35.14%   $ 94,356    36.04%
  Multi-family                2,651      0.70       3,383    1.00       3,011     0.92         3,909     1.34       3,072     1.17
  Commercial, Construction
      and Land Development  113,146     29.93      85,468   25.16      80,673    24.77        61,666    21.11      53,893    20.58
  Second Mortgages            6,976      1.85      11,676    3.43       7,737     2.38         5,342     1.83       4,199     1.60
  Equity Line of Credit       7,430      1.96       5,253    1.54       4,166     1.28         3,455     1.18       3,536     1.35
  Farmland                    4,483      1.28       5,589    1.65       5,055     1.56         4,928     1.69       4,403     1.68
                          ---------    ------   ---------  ------    --------   ------      --------   ------    --------   ------
                          $ 276,739     73.21%  $ 239,831   70.60%   $215,208     66.09%    $181,931    62.29%   $163,459
                                                                                                                             62.42%

Secured, Other:
  Personal                 $ 48,637     12.87%   $ 49,483   14.57%    $60,532    18.59%      $63,137    21.62%    $60,492    23.10%
  Commercial                 27,247      7.21      26,043    7.67      26,002     7.98        26,463     9.05      18,226     6.97
  Agricultural                4,506      1.19       4,209    1.23       3,274     1.01         2,498     0.86       2,408     0.92
                          ---------    ------   ---------  ------    --------   ------      --------   ------    --------   ------
                           $ 80,390     21.27%   $ 79,735   23.47%    $89,808    27.58%      $92,098    31.53%    $81,126    30.99%

Unsecured:                 $ 20,868      5.52%   $ 20,135    5.93%    $20,614     6.33%      $18,059     6.18%    $17,258     6.59%
                          ---------    ------   ---------  ------    --------   ------      --------   ------    --------   ------

Loans, gross              $ 377,997    100.00%  $ 339,701  100.00%   $325,630   100.00%     $292,088   100.00%   $261,843   100.00%
                          ---------    ------   ---------  ------    --------   ------      --------   ------    --------   ------

The following table shows the maturity of loans outstanding, inclusive of contractual amortization as of December 31, 2003.

                                                               December 31, 2003
                                                             (Dollars in Thousands)

                                            Within One            After One But            After Five
                                               Year             Within Five Years            Years
                                               ----             -----------------            -----

                                        Fixed      Floating     Fixed      Floating     Fixed    Floating
                                         Rate        Rate        Rate        Rate       Rate       Rate       Total
                                         ----        ----        ----        ----       ----       ----       -----
Real Estate Secured:
  Residential 1-4 family               $ 6,533     $ 4,279     $22,692    $ 10,667     $23,161    $74,361   $ 141,693
  Multi-family                             160           0       1,867           0         624          0       2,651
  Commercial, Construction &
    Land Development                    14,074      16,481      58,147       3,677      13,730      7,037     113,146
  Second Mortgages                       1,345         600       2,433         110       1,750        738       6,976
  Equity Line of Credit                      0         588           0       2,667           0      4,175       7,430
  Farmland                                 740         649       2,837          74         514         29       4,843

Secured, Other:
  Personal                              14,953         139      31,609           0       2,694          0      49,395
  Commercial                             7,169       6,464      11,148       1,298         408          0      26,487
  Agricultural                             661       2,674       1,056          74          43          0       4,508

Unsecured                                7,370      10,190       2,278         942          88          0      20,868
                                      --------    --------    --------    --------    --------   --------    --------

Loans, Gross                          $ 53,005    $ 42,064    $134,067    $ 19,509    $ 43,012   $ 86,340    $377,997
                                      --------    --------    --------    --------    --------   --------    --------


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

         The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. As of the five periods ended December 31, 2003, 2002, 2001, 2000 and 1999 non-performing loans amounted to $4,521,000 $2,606,000, $2,063,000, $1,502,000 and $1,641,000,
respectively. As of the five periods ended December 31, 2003, 2002, 2001, 2000 and 1999 non-accrual loans amounted to $3,723,000, $1,728,000, $1,159,000,
$586,000 and $559,000, respectively. As of the five periods ended December 31, 2003, 2002, 2001, 2000 and 1999 loans past-due 90 days and more amounted to $802,000, $891,000, $950,000, $916,000 and $1,082,000, respectively. Interest income lost
on non-accruing loans was approximately $234,731,  $104,000,  $73,000,  $121,000 and $136,000 for the years ended December 31, 2003,  2002,  2001, 2000 and 1999, respectively. Interest income realized on loans past-due 90 days and more and still accruing was approximately $15,000, $18,000, $15,000, $17,000 and $10,000 for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

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

         The following table presents the Corporation's loan loss experience for the past five years:

                                                                        Years Ended December 31,
                                                                         (Dollars in Thousands)

                                                           2003         2002          2001         2000         1999
                                                           ----         ----          ----         ----         ----

Allowance for loan losses at
  beginning of year                                        $  3,877     $  3,418      $  2,950    $   2,494     $  2,008

Loans charged off:
    Commercial                                                  299          389           107           69          357
    Real Estate - mortgage                                      270           94            10            0           27
    Consumer                                                  1,211        1,043         1,087          925          710
    Other                                                         0            0             0            0            0
                                                           --------     --------      --------    ---------     --------

    Total                                                  $  1,780     $  1,526      $  1,204    $     994     $  1,094
                                                           --------     --------      --------    ---------     --------

Recoveries of loans previously charged off:
    Commercial                                             $      8     $      5      $      3    $       6     $     97
    Real Estate - mortgage                                        0            0             0            0            0
    Consumer                                                    116          155           221          167           65
    Other                                                         0            0             0            0            0
                                                           --------     --------      --------    ---------     --------

    Total                                                  $    124     $    160      $    224    $     173     $    162
                                                           --------     --------      --------    ---------     --------

Net loans charged off                                      $  1,656     $  1,366      $    980    $     821     $    932
                                                           --------     --------      --------    ---------     --------

Provision for loan losses                                     2,053        1,825         1,448        1,277        1,418
                                                           --------     --------      --------    ---------     --------

Allowance for loan losses end of year                      $  4,274     $  3,877      $  3,418    $   2,950     $  2,494
                                                           --------     --------      --------    ---------     --------

Average total loans (net of unearned income)               $359,187     $335,823      $309,753    $ 277,115     $246,687

Total loans (net of unearned income) at year-end           $377,808     $339,521      $325,460    $ 291,897     $261,678

Ratio of net charge-offs to average loans                    0.461%       0.407%        0.316%       0.296%       0.378%

Ratio of provision for loan losses to average loan           0.572%       0.543%        0.467%       0.461%       0.575%

Ratio of provision for loan losses to net charge-off       123.973%     133.602%      147.755%     155.542%     152.146%

Allowance for loan losses to year-end loans                  1.131%       1.142%        1.050%       1.011%       0.953%

Allocation of the allowance for loan losses

         The following table provides an allocation of the allowance for loan losses as of December 31, 2003, 2002, 2001, 2000 and 1999.


                                                                            Year Ended December 31,
                                                                       Percent of Loans on each Category

                                                                             (Dollars in Thousands)

                                   2003                                            2002

               Allowance for  Percentage of    Percentage of     Allowance for  Percentage of    Percentage of
                 Loan Loss   Total Loan Loss    Total Loans        Loan Loss   Total Loan Loss    Total Loans
                 ---------   ---------------    -----------        ---------   ---------------    -----------


Commercial         $  830          19.42%          10.37%          $   972          25.06%           10.87%
Real Estate           224           5.24           73.25               228           5.89            70.60
Consumer            3,220          75.34           15.08             2,672          68.93            17.05
Other                   0           0.00            1.30                 5           0.12             1.48
                  -------         ------          ------           -------         ------           ------

Total             $ 4,274         100.00%         100.00%          $ 3,877         100.00%          100.00%
                  -------         ------          ------           -------         ------           ------


                                    2001

                Allowance for  Percentage of    Percentage of
                  Loan Loss   Total Loan Loss    Total Loans
                  ---------   ---------------    -----------

Commercial         $   857          25.06%           7.98%
Real Estate            201           5.89           66.09
Consumer             2,356          68.93           24.92
Other                    4           0.12            1.01
                   -------         ------          ------

Total              $ 3,418         100.00%         100.00%
                   -------         ------          ------


                                       2000                                               1999

                    Allowance for  Percentage of    Percentage of      Allowance for  Percentage of    Percentage of
                      Loan Loss   Total Loan Loss    Total Loans         Loan Loss   Total Loan Loss    Total Loans
                      ---------   ---------------    -----------         ---------   ---------------    -----------

Commercial             $  739          25.06%            12.52%           $  625          25.06%            10.34%
Real Estate               174           5.89             62.29               147           5.89             62.42
Consumer                2,033          68.93             24.09             1,719          68.93             26.01
Other                       4           0.12              1.10                 3           0.12              1.23
                       ------         ------            ------            ------          -----             -----

Total                 $ 2,950        100.00%           100.00%                 0              0                 0
                       ------         ------            ------            ------          -----             -----

Deposits

         The following table provides a breakdown of deposits at December 31 for the years indicated:


                                                                     December 31,
                                                                (Dollars in Thousands)

                                                        2003            2002             2001
                                                        ----            ----             ----
              Non-interest bearing demand deposits    $ 59,057         $ 55,597        $ 50,248
              Interest bearing demand deposits          64,048           49,519          37,464
              Savings deposits                          80,764           70,258          60,166
              Time deposits                            246,140          234,927         244,215
                                                      --------         --------        --------

              Total Deposits                          $450,009         $410,301        $392,093
                                                      ========         ========        ========

           The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:


                                                   Year Ended December 31,
                                                    (Dollars in Thousands)

                                   2003                     2002                     2001
                                   ----                     ----                     ----

                           Amount         Rate      Amount         Rate       Amount         Rate
                           ------         ----      ------         ----       ------         ----

Non-interest bearing
  demand deposits         $ 59,110         0.00%    $54,979          0.00%    $47,271        0.00%
Interest-bearing demand
  deposits                  58,764         1.40      43,537          1.76      29,003        2.80
Savings deposits            77,470         1.55      65,790          2.07      52,655        3.38
Time deposits              243,995         3.41     234,573          4.11     241,190        5.85
                          --------                ---------                 ---------

Total                     $439,339                $ 398,879                 $ 370,119
                          --------                ---------                 ---------

         The remaining maturities of time deposits greater than $100,000 at December 31, 2003 are as follows (in thousands) :

         Maturity

         3 months or less....................................$  12,599
         3 months through 6 months...........................   13,204
         Over 3 through 12 months............................   16,092
         Over 12 months......................................   27,909
                                                                ------

              Total                                          $  69,804
                                                                ------

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

         The Corporation runs simulation models through a range of positive and negative interest rate movements to determine the effect these shifts in interest rates would have on the market value of the Corporation's equity. The market value is determined by applying a discount rate to the Corporations interest-earning assets and interest-bearing liabilities, that are not carried at market value, based on current rate levels at the time the model is run and calculating the present value of future cash flows.

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

         The following table provides the maturities of investment securities, loans, and deposits as of December 31, 2003, and measures the interest rate sensitivity gap for each range of maturity indicated: The amounts below also reflect various prepayment assumptions.


                                                                    December 31, 2003
                                                                  (Dollars in Thousands)
                                                                         Maturing


                                          Within One        After One But         After Five
                                             Year         Within Five Years         Years               Total
                                             ----         -----------------         -----               -----
     ASSETS
     Interest-bearing
         Investment Securities             $ 50,761             $ 7,044            $ 67,159            $124,964
         Fed Funds Sold                         389                   0                   0                 389
         Loans                              195,074             160,682              22,052             377,808
         Other interest-bearing assets            0                   0               7,929               7,929
     Noninterest-bearing
         Other Assets                             0                   0              32,326              32,326
                                           --------            --------            --------            --------

     Total Assets                          $246,224            $167,726            $129,466            $543,416
                                           --------            --------            --------            --------


     LIABILITIES AND SHARE-
       HOLDERS' EQUITY
     Interest-bearing
     (1) All Interest-bearing Deposits     $290,154            $ 94,611            $  6,187            $390,952
           Other Interest-bearing Liab.      16,035              39,459                 235              55,729
     Noninterest-bearing
           Demand Deposit Non-Interest            0                   0              59,057              59,057
           Other Liabilities                  2,244                   0                   0               2,244
           Shareholders' Equity                   0                   0              35,434              35,434
                                           --------            --------            --------            --------

     Total Liabilities and
     Shareholders'                         $308,433            $134,070           $ 100,913            $543,416
                                           --------            --------            --------            --------
           Equity

     Interest Rate Sensitivity GAP        $(62,209)            $ 33,656            $ 28,552              $    0

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

      The following table shows the estimated cumulative impact on net interest income for the next 12 months as of December 31, 2003, subject to the specified interest rate changes. For purposes of this schedule the Corporation used a parallel rate shock on its interest earning assets and interest bearing liabilities. A parallel rate shock means that a 100 basis point increase in the rate index (prime rate) would result in an immediate 100 basis point increase on interest earning assets and interest bearing liabilities subject to the interest rate reset date. The Corporation uses a 50 basis point slope for its computation. The slope is the number of basis points per month that an index can increase or decrease until it reaches the target rate.


      Rate change increment   % change in net interest income   $ change in net
                                                                interest income

      Up 1%                    -3.59%                           $     -686,000

      Up 2%                    -6.57%                           $   -1,255,000

      Down 1%                   3.98%                           $      761,000

      Down 2%                   1.59%                           $      304,000


Liquidity

         Liquidity is the measure of the Bank's ability to generate sufficient funds in order to meet customers' demands for withdrawal of deposit balances and for the funding of loan requests. The Bank maintains cash reserves, in accordance with Federal Reserve Bank guidelines, and has sufficient flow of funds from investment security payments as well as loan payments to meet current liquidity needs.

         Management of the Bank continuously monitors and plans the Bank's liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank, Management believes that these sources of funds provide sufficient and timely liquidity for the foreseeable future.

         The Bank's major source of funding and liquidity is derived from its deposit base. The mix of the deposit base (demand deposits, statement savings, certificates of deposit, money market and interest checking) is constantly subject to change. During 2003, as reflected in the Consolidated Balance Sheets, the deposit mix changed with an increase in non-interest bearing demand deposits of $3.5 million, an increase in interest-bearing NOW and Money Market deposits of $14.5 million, an increase in statement savings deposits of $10.5 million and a increase in total time deposits of $11.2 million. During 2003 total deposits increased $39.7 million.

         The Bank had approximately $122.1 million in investment securities at December 31, 2003. The Bank utilizes its investment portfolio as a secondary form of liquidity. Management has designated $122.1 million of the investment portfolio as available for sale under the requirements of FAS 115. Under this designation, the Bank has the ability to sell any of these available for sale securities to meet extraordinary liquidity needs without negative impact to the financial position or results of operations. The Bank has $113.1 million of unencumbered securities available as a secondary source of liquidity.

         The Consolidated Statements of Cash Flows appearing in the financial statements of the Corporation reflects a net decrease in cash and cash equivalents of $3.6 million over the comparable 2002 period. This decrease was greatly due to the bank's increase in loans and investment securities.

         Liquidity strategies are implemented and monitored on a daily basis by the Corporation's Asset Liability Committee. The Committee uses a simulation model to assess future liquidity needs of the Corporation and to manage the investment of funds. The Committee meets formally on a monthly basis.

Contractual Obligations

         Listed below are the contractual obligation of the Corporation and Subsidiaries at December 31, 2003 aggregated by type and due date. Optional call date provisions are reflected in the table below.

                                                  Less than    One to Three   Three to Five     More Than
                                      Total       one year         Years          Years         Five Years


Long-term debt obligations       $16,429         $    44         $    98         $16,111         $   176
Operating lease obligations                           57              42             -               -
Purchase obligations                 224             224             -               -               -
Other long-term liabilities
reflected on the Company's
balance sheet                      6,300             -               -             6,300             -

         The Corporation does not have any capital lease obligations, as classified under applicable FASB statements.

Return on Equity and Assets

         The  following  table   highlights   certain  ratios  for  the  periods
indicated:

                                                    Year Ended December 31,
                                                          (Percentage)

                                               2003          2002           2001
                                               ----          ----           ----
Net income to:
  Average total assets                         0.87           0.87          0.77
  Average shareholders' equity                13.27          13.82         12.78

Divided payout ratio (dividends declared per
  share divided by net income per share)       5.87           5.81          6.39

Average shareholders' equity to average total
  assets ratio                                 6.59           6.32          6.00


Item 2. Properties

         The Corporation's and the Bank's main offices are located at 340 W. Main Street, Abingdon, Virginia. The main office is a two-story brick and stucco structure owned by the Bank. The Bank utilizes the entire structure for its day-to-day operations. Attached to the main office is a four-lane drive thru facility constructed in 1998. The new drive thru replaced an older unit that was detached from the main office's structure. The main office opened for operations in 1985. In addition, the Bank has three other branch locations within Washington County, Virginia.

         The East Abingdon branch is a one story brick facility located at 24412 Maringo Road that operates as a full service branch. The branch was completed and opened for operation in 1993.

         The West Abingdon location was expanded during 2003 from an "express facility", containing four drive thru lanes and a walk-up window, to a full service branch. The West Abingdon Express branch was completed and opened for operations in 1994 and is located at Exit 14, I-81, Jonesboro Road, Abingdon, Virginia.

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

         All of the Bank's branch locations have an on-premises ATM. All branch properties, except for the Boone, North Carolina branch office, are owned by the Bank and are free of liens. In September 1998, the Bank acquired the adjacent building to its Commonwealth office to facilitate future expansion. This is a one story brick structure, located at 801-805 Commonwealth Avenue, Bristol, Virginia and is currently leased. A note payable to the sellers was executed and is secured by a first deed of trust. The note was paid in full in 2003.

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

         The Bank also purchased a tract of land located off of Highway 11W in Bristol, Tennessee, known as Bristol West Development, for future expansion. The land is approximately 1/2 acre and is currently zoned for commercial use. This property is free of any liens.

         During 2000 the Bank began construction of a two-story brick building in Boone, North Carolina that opened as a full service branch of the Bank in January of 2001. The Seller of this property originally financed $250,000 of the purchase price of the land. The balance of this note as of December 31, 2003 was approximately $179,000.

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

         During 2003 the Bank completed construction and opened a full service branch office located on Highway 394 in Blountville, Tennessee. This Branch is a two story brick building and operates as a full service branch office. There are three drive thru lanes and a drive-up ATM. This property is free of all liens.

          During 2003, the Bank purchased a piece of property in Banner Elk, North Carolina and began construction of a full-service one story branch bank. The purchase price of the property was $520,000 of which $250,000 was a note financed by the seller. The branch is expected to open in February 2004.

          All of the Corporation's properties are in good operating condition and are adequate for the Corporation's present and anticipated future needs.

Item 3. Legal Proceedings

         The Corporation is not involved in any pending legal proceedings, other than non-material legal proceedings undertaken in the ordinary course of business.


Item 4. Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.


Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         There is no established trading market for the stock of Highlands Bankshares, Inc. At March 10, 2004, the Corporation had approximately 1,275 shareholders of record. The Corporation acts as its own registered Stock Transfer Agent, without charging a transfer fee, ensuring that all applicable federal guidelines relating to stock transfers are enforced.

         The Corporation maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Corporation. The stock transfer agent of the Corporation attempts to keep a record of what the stock sales are trading at by asking the parties about the trade price per share. Please refer to the table below entitled Common Stock Performance for a breakdown of the trades for the four quarters of 2003 and 2002. It is the opinion of management that this range accurately reflects the market value of the Corporation's common stock for the periods presented.

                   Common Stock Performance-December 31, 2003


                           High            Low          Quarterly Average
                           ----            ---          -----------------

First Quarter            $26.00            $26.00                $26.00

Second Quarter           $26.00            $26.00                $26.00

Third Quarter            $27.00            $26.00                $26.07

Fourth Quarter           $28.00            $27.00                $27.99

                    Common Stock Performance-December 31 2002

                           High            Low          Quarterly Average
                           ----            ---          -----------------

First Quarter            $25.50            $25.00                $25.47

Second Quarter           $26.00            $24.00                $25.26

Third Quarter            $26.00            $25.50                $25.93

Fourth Quarter           $26.00            $26.00                $26.00

         The Corporation's Board of Directors determines whether to declare dividends and the amount of any dividends declared. Such determinations by the Board take into account the Corporation's financial condition, results of operations, and other relevant factors. The declaration, amount and timing of future dividends will be determined by the Board of Directors after a review of the Corporation's operations and will be dependent upon, among other factors, the Corporation's income, operating costs, overall financial condition, capital requirements and upon general business conditions. The Corporation declared and paid annual cash dividends of $265,000 or $0.10 per share during 2003 and $238,000 in cash dividends or $0.09 per share during 2002. The Corporation's principal asset is its investment in the Bank, a wholly owned consolidated subsidiary. The primary source of income for the Corporation historically has been dividends from the Bank. Regulatory agencies limit the amount of funds that may be transferred from the Bank to the Corporation in the form of dividends, loans or advances. The Bank paid $1.2 million in dividends to the Corporation in 2003.

         Under applicable laws and without prior regulatory approval, the total dividend payments of the Bank in any calendar year are restricted to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. The total dividends that may be declared in 2003 without regulatory approval totals $9.8 million plus year-to-date 2004 net profits as of the declaration date.


Item 6. Selected Financial Data

         The following table sets forth certain selected consolidated financial data for the past five years.

                                                                        Years Ended December 31,
                                                             (Dollars in thousands, except per share data)

                                                       2003         2002          2001         2000         1999
                                                       ----         ----          ----         ----         ----
Income Statement Amounts:

   Gross interest income                            $ 29,463     $ 30,944      $ 32,998     $ 30,418     $ 25,671
   Gross interest expense                             12,877       14,266        18,887       17,700       14,167
   Net interest income                                16,586       16,678        14,111       12,718       11,504
   Provision for possible loan losses                  2,053        1,825         1,448        1,277        1,418
   Net interest income after provision                14,533       14,853        12,663       11,441       10,086
   Other operating income                              4,652        3,646         3,364        2,480        1,353
   Other operating expense                            13,470       13,046        11,619        9,713        8,187
   Income before income taxes
       and other items                                 5,715        5,453         4,408        4,208        3,252
   Income taxes                                        1,195        1,349         1,107        1,229        1,121
   Income before cumulative effect of
       change in accounting principles                 4,520        4,104         3,301        2,979        2,131
   Cumulative effect of change in
       accounting principles                               0            0             0            0            0
   Net income                                       $  4,520     $  4,104      $  3,301     $  2,979     $  2,131

Per Share Data(1):

   Net income per share                              $  1.70      $  1.55       $  1.25      $  1.13      $  0.85
   Cash dividends per share                             0.10         0.09          0.08         0.07         0.06
   Book value (at year end)                            13.33        12.16         10.38         9.17         7.77

Balance Sheet Amounts (at year-end):

   Total assets                                    $ 543,416    $ 485,603     $ 453,745    $ 405,212    $ 358,348
   Total loans (net of unearned income)              377,808      339,521       325,460      291,895      261,678
   Total deposits                                    450,009      410,301       392,093      346,315      306,193
   Long-term debt                                     16,429       14,200        10,483       18,669       10,599
   Capital Securities                                  6,300        7,500         7,500        7,500        7,500
   Total equity                                       35,434       32,199        27,452       24,183       20,408

(1) Adjusted for 1999 two-for-one stock split.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required herein is incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information required herein is incorporated by reference to pages 24-26 above on Interest Rate Sensitivity Analysis, Asset Liability Analysis and Liquidity.

Item 8. Financial Statements and Supplementary Data

         The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2003:

                  Independent Auditor's Report;

                  Consolidated Statements of Financial Condition as of December 31, 2003, 2002 and 2001;
                  Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2003;
                  Consolidated Statements of Stockholder's Equity for each of the years in the three year period ended December 31, 2003;
                  Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2003; and Notes to Consolidated Financial Statements for December 31, 2003, 2002 and 2001.

Item 9. Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

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

         We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Chief Operations Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act") as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO, COO, CFO and VP Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO, COO, CFO and VP Accounting, as appropriate to allow timely decisions regarding required disclosure.

         Management asserts that there have not been any changes in the Corporation's internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Part III.

Item 10.  Directors and Executive Officers of the Registrant

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "The Nominees," "Executive Officers Who Are Not Directors," "Section 16(a) Beneficial

Ownership Reporting Compliance," "The Board of Directors and its Committees -- Audit Committee" (with respect to the designation of an audit committee financial expert) and "Code of Ethics" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Director Compensation," "Executive Officer Compensation," "Stock Options" and "Option Exercises and Holdings" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plans" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Certain Transactions" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

         Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Services and Fees during 2003" and "Pre-Approved Services" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated herein by reference.


Part IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) (1) The response to this portion of Item 15 is submitted as a separate section of this report.

              (2) All  applicable  financial  statement  schedules  required  by
                  Regulation   S-X  are  included  in  the  Notes  to  the  2003
                  Consolidated Financial Statements.

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

              10.1    Highlands  Union Bank 1995 Stock Option Plan,  attached as
                      Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference.

              11 Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders and incorporated herein by reference).

              13.1    Annual Report to Shareholders.

              21      Subsidiaries  of the  Corporation.

              23.1    Consent of Brown, Edwards & Company, L.L.P.

              31.1    Section 302 Certification of Chief Executive Officer.

              31.2    Section 302 Certification of Chief Operations Officer.

              31.3 Section 302 Certification of Chief Financial Officer of the Corporation.

              31.4 Section 302 Certification of Chief Financial Officer of the Bank.

              32.1 Statement of Chief Executive Officer Pursuant to 18 U.S.C. ss.1350.

              32.2 Statement of Chief Operations Officer Pursuant to 18 U.S.C.ss.1350.

              32.3 Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C.ss.1350.

              32.4 Statement of Chief Financial Officer of the Bank Pursuant to 18 U.S.C.ss.1350.

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

                                        HIGHLANDS BANKSHARES, INC.

Date:  March 26, 2004                   BY: /s/ Samuel. Neese
                                           -------------------------------------
                                              Samuel L. Neese
                                              Executive Vice President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2004.


                 Signature                                      Title                                Date
                 ---------                                      -----                                ----


          /s/ James D. Morefield                 Chairman of the Board, and Director               March 26, 2004
-----------------------------------------
             James D. Morefield


        /s/ Dr. James D. Moore, Jr.                           President                            March 26, 2004
-----------------------------------------
           Dr. James D. Moore, Jr.


           /s/ J. Carter Lambert                            Vice Chairman                          March 26, 2004
-----------------------------------------
             J. Carter Lambert


            /s/ Samuel L. Neese                  Executive Vice President, and Chief               March 26, 2004
-----------------------------------------                 Executive Officer
              Samuel L. Neese



            /s/ James T. Riffe                  Executive Vice President and Cashier               March 26, 2004
-----------------------------------------
               James T. Riffe


          /s/ William E. Chaffin                              Director                             March 26, 2004
-----------------------------------------
             William E. Chaffin



           /s/ E. Craig Kendrick                              Director                             March 26, 2004
-----------------------------------------
             E. Craig Kendrick


            /s/ Clydes B. Kiser                               Director                             March 26, 2004
-----------------------------------------
              Clydes B. Kiser


          /s/ Charles P. Olinger                              Director                             March 26, 2004
-----------------------------------------
             Charles P. Olinger


         /s/ William J. Singleton                             Director                             March 26, 2004
-----------------------------------------
            William J. Singleton


       /s/ Dr. H. Ramsey White, Jr.                           Director                             March 26, 2004
-----------------------------------------
          Dr. H. Ramsey White, Jr.


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

    10.1              Highlands  Union Bank 1995 Stock Option Plan,  attached as
                      Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference.

    11 Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2003 Annual Report to Shareholders and incorporated herein by reference).

    13.1              Annual Report to Shareholders.

    21                Subsidiaries  of the  Corporation.

    23.1              Consent of Brown, Edwards & Company, L.L.P.

    31.1              Section 302 Certification of Chief Executive Officer.

    31.2              Section 302 Certification of Chief Operations Officer.

    31.3 Section 302 Certification of Chief Financial Officer of the Corporation.

    31.4 Section 302 Certification of Chief Financial Officer of the Bank.

    32.1              Statement of Chief Executive Officer Pursuant to 18 U.S.C.
                      ss.1350.

    32.2              Statement  of Chief  Operations  Officer  Pursuant  to  18
                      U.S.C.ss.1350.

    32.3 Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C.ss.1350.

    32.4 Statement of Chief Financial Officer of the Bank Pursuant to 18 U.S.C.ss.1350.