Form 10-Q
period 2004-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2004-05-17
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

276-628-9181

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes           No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,661,787 shares of common stock, par value $1.25 per share,

outstanding as of May 13, 2004

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2004

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets March 31, 2004 (Unaudited) and December 31, 2003 (Note 1)
3

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2004 and 2003

4
.
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2004 and 2003

5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2004 and 2003

6

Notes to Consolidated Financial Statements (Unaudited)	7-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	14-15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders
16

Item 5. Other Information	16

Item 6. Exhibits and Reports on Form 8-K	16

SIGNATURES	17

PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) March 31, 2004	(Note 1) December 31, 2003

Cash and due from banks	$ 11,328	$ 14,473
Federal funds sold	357	389

Total Cash and Cash Equivalents	11,685	14,862

Investment securities available for sale (amortized cost $131,980 as of March 31, 2004, $122,336 as of December 31, 2003)	133,185	122,064
Other investments, at cost	2,600	2,900
Loans, net of allowance for loan losses of $4,279 at March 31, 2004, $4,274 at December 31, 2003	375,143	373,534
Premises and equipment, net	15,794	15,465
Interest receivable	2,785	2,749
Other assets	11,489	11,842

Total Assets	$ 552,681	$ 543,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 63,436	$ 59,057
Interest bearing	389,829	390,952

Total Deposits	453,265	450,009

Interest, taxes and other liabilities	2,983	2,244
Other short-term borrowings	36,383	33,000
Long-term debt	16,417	16,429
Capital securities	6,300	6,300

Total Other Liabilities	62,083	57,973

Total Liabilities	515,348	507,982

STOCKHOLDERS’ EQUITY

Common stock (2,662 and 2,659 shares issued and outstanding, respectively)	3,327	3,324
Additional paid-in capital	6,355	6,305
Retained earnings	26,855	25,984
Accumulated other comprehensive income	796	(179)

Total Stockholders’ Equity	37,333	35,434

Total Liabilities and Stockholders’ Equity	$ 552,681	$ 543,416

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
INTEREST INCOME
Loans receivable and fees on loans	$ 6,169	$ 6,236
Securities available for sale:
Taxable	513	718
Exempt from taxable income	636	392
Other investment income	20	26
Federal funds sold	3	31

Total Interest Income	7,341	7,403

INTEREST EXPENSE
Deposits	2,307	2,688
Federal funds purchased	10	-
Other borrowed funds	655	649

Total Interest Expense	2,972	3,337

Net Interest Income	4,369	4,066

Allowance for Loan Losses	348	470

Net Interest Income after Allowance for Loan Losses	4,021	3,596

NON-INTEREST INCOME
Securities gains (losses), net	53	102
Service charges on deposit accounts	619	607
Other service charges, commissions and fees	176	182
Other operating income	183	204

Total Non-Interest Income	1,031	1,095

NON-INTEREST EXPENSE
Salaries and employee benefits	2,100	1,870
Occupancy expense of bank premises	189	204
Furniture and equipment expense	408	411
Other operating expense	890	783

Total Non-Interest Expense	3,587	3,268

Income Before Income Taxes	1,465	1,423

Income Tax Expense	275	338

Net Income	$ 1,190	$ 1,085

Basic Earnings Per Common Share – Weighted Average	$ 0.45	$ 0.41

Earnings Per Common Share – Assuming Dilution	$ 0.42	$ 0.39

Dividends Per Share	$ 0.12	$ 0.10

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,190	$ 1,085
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	348	470
Depreciation and amortization	241	240
Net realized gains on available-for-sale securities	(53)	(102)
Net amortization on securities	114	34
Amortization of capital issue costs	3	3
Increase in interest receivable	(36)	(26)
Increase in other assets	(164)	(577)
Increase (decrease) in interest, taxes and other liabilities	739	511

Net cash provided by (used in) operating activities	2,382	(1,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	4,511	2,350
Proceeds from maturities of debt and equity securities	4,488	6,102
Purchase of debt and equity securities	(18,718)	(17,247)
Purchase of other investments	300	(185)
Net increase in loans	(1,958)	(5,540)
Premises and equipment expenditures	(543)	(315)

Net cash used in investing activities	(11,920)	(14,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	(6,017)	5,177
Net increase in demand, savings and time deposits	9,273	12,248
Net increase (decrease) in short-term borrowings	3,383	(8)
Net decrease in long-term debt	(12)	(5)
Cash dividends paid	(319)	-
Proceeds from exercise of common stock options	53	22
Proceeds from issuance of common stock through Dividend Reinvestment and
Stock Purchase Plan	-	3

Net cash provided by financing activities	6,361	17,437

Net increase in cash and cash equivalents	(3,177)	4,240

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,862	18,501

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$ 11,685	$ 22,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 3,198	$ 3,327
Income taxes	$ -	$ -

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2002	2,648	$ 3,309	$ 6,150	$ 21,729	$ 1,011	$ 32,199

Comprehensive income:
Net income	-	-	-	1,085	-	1,085
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $230	-	-	-	-	448	448
Less: reclassification adjustment	-	-	-	-	(67)	(67)
net of deferred tax expense of $35
Total comprehensive income	-	-	-	-	-	1,751

Common stock issued for stock options exercised, net	3	4	19	-	-	23
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	3	-	-	3
Cash dividend	-	-	-	-	-	-

Balance, March 31, 2003	2,651	$ 3,313	$ 6,172	$ 22,549	$ 1,392	$ 33,426

Balance, December 31, 2003	2,659	$ 3,324	$ 6,305	$ 25,984	$ (179)	$ 35,434

Comprehensive income:
Net income	-	-	-	1,190	-	1,190
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $520	-	-	-		(1,010)	(1,010)
Less: reclassification adjustment	-	-	-		(35)	(35)
net of deferred tax expense of $18
Total comprehensive income	-	-	-	-	-	2,165

Common stock issued for stock options exercised, net	3	3	50	-	-	53
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	-
Cash dividend	-	-	-	(319)	-	(319)

Balance, March 31, 2004	2,662	$ 3,327	$ 6,355	$ 26,855	$ 796	$ 37,333

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1.  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2003 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2003 Form 10-K. The results of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2.  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31, is as follows:

	2004	2003

Balance, January 1	$ 4,274	$ 3,877
Provision	348	470
Recoveries	19	30
Charge-offs	(362)	(335)

Balance, March 31	$ 4,279	$ 4,042

Note 3.  -  Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2004	2003

Tax expense at statutory rate	$ 498	$ 484
Increase (reduction) in taxes from:
Tax-exempt interest	(216)	(133)
Other, net	(7)	(13)

Provision for income taxes	$ 275	$ 338

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4.  – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required.  This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth.  The following table contains the capital ratios for the Company and the Bank as of March 31, 2004.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	11.54%	12.72%	7.65%

Highlands Union Bank	9.99%	11.18%	6.64%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of trust preferred debt securities on January 23, 1998.  These securities were issued by Highlands Capital Trust, a wholly owned subsidiary of the Company, at a price per share of $25.00.  These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company’s discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these securities. The shares were repurchased in April 2003 at a price of $26.15 per share, which is equal to the 2008 call price. For future regulatory capital purposes, the $1.2 million par value of these repurchased trust preferred securities will not be eligible to be included in Tier 1 or Tier 2 capital of the Company.

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2004 and 2003.

	Basic EPS	Number of Shares	Diluted EPS	Number of Shares
Year and Quarter to Date
March 31, 2004	$ 0.45	2,660,314	$ 0.42	2,806,572
March 31, 2003	$ 0.41	2,648,865	$ 0.39	2,782,083

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 7 – Dividend Reinvestment and Stock Purchase Plan

On March 1, 2002 the Company initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) for its shareholders. The Plan enables shareholders to reinvest their cash dividends to purchase additional shares of the Company’s common stock. Shareholders also have the option to make additional cash purchases of stock ranging from $100 to $5,000 per quarter. Shares in the Plan, which covers 50,000 shares of common stock, are purchased in the open market or directly from the Company. The Plan has not received any reinvested dividends and optional cash purchases from Plan participants for the 2004 calendar year. The Plan has been widely accepted by the shareholder base.

Note 8 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of approximately $3.52 million; equity lines of credit of $7.11 million; credit card lines of credit of $3.59 million; commercial real estate, construction and land development commitments of $1.26 million; and other unused commitments to fund interest earning assets of $20.70 million.

As of March 31, 2004, the Bank had completed construction and opened a branch office in Banner Elk, North Carolina. The purchase of this property was completed in August 2003 by a cash payment of $270 thousand and a seller financed note payable in the amount of $250 thousand.

Note 9 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Financial Accounting Standard 5, "Accounting for Contingencies", relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance.

Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS 133, a parent company's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance rather than price. FIN 45 requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee.  The requirements of FIN 45 did not have a material impact on results of operations, financial position, or liquidity in the first three months of 2004.

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

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is a discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations.  These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements in the 2003 Form 10-K.

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

The Company evaluates various loans individually for impairment as required by Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

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

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loans and lease losses.  This estimate of losses is compared to the allowance for loan and lease losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties  and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Results of Operations

Results of operations for the three-month periods ended March 31, 2004 and March 31, 2003 reflected net income of $1.19 million and $ 1.09 million, respectively, an increase of 9.71%. This increase was in part due to the Company’s ability to increase its net interest income as well as reducing the amount of provision for loan losses over the corresponding 2003 period. During the last three years, the Company has been in a liability sensitive position. Over this time period, the Company’s interest-bearing liabilities have been repricing at a quicker pace than its interest-earning assets as interest rates have fallen and have remained at record lows. This trend has slowed over the past nine months. Total interest income for the three months ended March 31, 2004  was approximately $62 thousand less than the comparable 2003 period due to new loan and investment securities volume being recorded at lower  rates and existing adjustable rate loans and investment securities repricing down to lower rates. The Company’s total interest expense has decreased by approximately $365 thousand due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits repricing lower as they mature or reprice. During the first three months of 2004, the Company’s non-interest income decreased by $64 thousand over the corresponding period for 2003. This decrease was primarily due to a drop in securities gains of $49 thousand over the comparable 2003 period. Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity from 13.24% for the three-month period ended March 31, 2003 to 13.07% for the corresponding period in 2004.

Return on average assets of 0.87% for the three months ended March 31, 2004 remained constant when compared to the same period in 2003.

Net interest income for the three-month period ended March 31, 2004 increased 7.45% or approximately $303 thousand as compared to the corresponding 2003 period.  Average interest-earning assets increased approximately $45.73 million from the period ended March 31, 2003 to the current period while average interest-bearing liabilities increased $39.33 million from the same period .. The tax-equivalent yield on average interest-earning assets was 6.04% in 2004 representing a decrease of 54 basis points over the tax-equivalent yield of 6.58% in 2003.  The yield on average interest-bearing liabilities decreased 62 basis points to 2.67% in 2004 as compared to 3.29% in 2003.

The provision for possible loan losses for the three-month period ended March 31, 2004 totaled $348 thousand. This represents a decrease of $122 thousand over the comparable period in 2003. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2004 were $343 thousand compared with $305 thousand for the corresponding period in 2003. Year–to–date net charge-offs were 0.09% and 0.09% of total loans for the periods ended March 31, 2004 and March 31, 2003, respectively. Loan loss reserves increased 5.87% to $4.28 million at March 31, 2004 from the same date in 2003.

Financial Position

Total loans have increased from $344.76 million at March 31, 2003 to $379.42 million at March 31, 2004. For the three- month period ended March 31, 2004, total loans increased $1.61 million. The loan to deposit ratio increased from 80.60% at March 31, 2003 to 83.71% at March 31, 2004. The loan to deposit ratio at December 31, 2003 was 83.96%. The main reason for the increase in the loan to deposit ratio is due to a smaller increase in deposits due to the recent competition related to gathering customer deposits. Customers are also beginning to invest a portion of the funds back into the equity markets even though overall investor confidence seems to still be very low. Deposits as of March 31, 2004 increased $3.26 million since December 31, 2003 and $25.54 million since March 31, 2003. Likewise, with the less favorable economic environment, customers are not borrowing money as readily as they have in past years. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions.  Non-performing assets were $4.86 million or 1.28% of total loans at March 31, 2004 compared with $4.96 million or 1.31% of total loans at December 31, 2003 and $4.23 million or 1.23% of total loans at March 31, 2003. This increase, from March 31, 2003, in non-performing assets can be attributed in large part to less favorable economic conditions within the Company’s primary market areas as well as several large commercial loans that have gone past due greater than ninety days. The downturn in the economy has resulted in a number of plant layoffs and downsizings that have contributed to this increase in non-performing assets.

Investment securities and other investments totaled approximately $135.79 million (market value) at March 31, 2004, which reflects an increase of $10.82 million or 8.66% from the December 31, 2003 total of $124.96 million. The majority of the Company’s investment purchases during the three- month period were fixed and adjustable rate mortgage-backed securities and tax-exempt municipals. Investment securities available for sale and other investments, as of March 31, 2004, are comprised of mortgage backed securities (approximately 47.16% of the total securities portfolio), municipal issues (approximately 36.32%), collateralized mortgage obligations (CMO’s) (approximately 0 ..03%), corporate bonds (approximately 4.77%), Small Business Administration backed securities and asset-backed securities (approximately 0.26%), U. S. government agencies (approximately 1.68%), and equity securities (approximately 7.87%).  The Company’s entire securities portfolio is classified as available for sale at both March 31, 2004 and 2003. Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers Bank stock. These investments (carrying value of $2.60 million and approximately 1.91% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In June 2002, the Bank purchased $7 million of Bank- Owned Life Insurance covering the lives of selected officers as well as the Directors of the Bank .. The monthly earnings related to the insurance policies will be used to offset future employee benefit costs. An additional $380 thousand of BOLI was purchased during the third quarter of 2002.

In April 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will generate on-going non-interest income for the Bank.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $37.33 million at March 31, 2004, representing an increase of $3.91 million or 11.69% over March 31, 2003.  Total stockholders’ equity at December 31, 2003 was $35.43 million. Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($11.69 million at March 31, 2004) and investment securities available for sale ($133.19 million at March 31, 2004).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. The Bank also has the ability to attract certificates of deposits outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet requirements and needs.

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

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2003 Form 10-K.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Chief Operations Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Accounting, as appropriate to allow timely decisions regarding required disclosure. The Company feels that sufficient internal controls and disclosure controls have been established and have evaluated such controls as of the end of the period covered by this report and believe them to be effective.

Management asserts that there have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

None

Item 6.  (a)

Exhibits

31.1

Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Executive Vice President and Cashier.

31.3

Rule 13a-14(a) Certification of Chief Financial Officer - Highlands Bankshares, Inc.

31.4

Rule 13a-14(a) Certification of Chief Financial Officer - Highlands Union Bank.

32.1

Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2

Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.

32.3

Certification Statement of Chief Financial Officer - Highlands Bankshares, Inc. pursuant to 18 U.S.C. Section 1350.

32.4

Certification Statement of Chief Financial Officer - Highlands Union Bank pursuant to 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

 (Registrant)

Date:  May 13, 2004

/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

   Chief Executive Officer

Date:  May 13, 2004

/s/ James T. Riffe

James T. Riffe

Executive Vice President & Cashier

Exhibit Index

31.1

Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer.

31.2

Rule 13a-14(a) Certification of Executive Vice President and Cashier.

31.3

Rule 13a-14(a) Certification of Chief Financial Officer - Highlands Bankshares, Inc.

31.4

Rule 13a-14(a) Certification of Chief Financial Officer - Highlands Union Bank.

32.1

Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2

Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.

32.3

Certification Statement of Chief Financial Officer - Highlands Bankshares, Inc. pursuant to 18 U.S.C. Section 1350.

32.4

Certification Statement of Chief Financial Officer - Highlands Union Bank pursuant to 18 U.S.C. Section 1350.