Form 10-Q
period 2004-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2004-08-16
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

2,653,886 shares of common stock, par value $1.25 per share, outstanding as of August 12, 2004

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2004

INDEX

PART I. FINANCIAL INFORMATION                                                          PAGE

     Item 1.  Financial Statements

          Consolidated Balance Sheets

               June 30, 2004 (Unaudited) and December 31, 2003 (Note 1) . . . . . . . . . . . . .3

          Consolidated Statements of Income (Unaudited)

               for the Three Months and Six Months Ended

               June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

.

          Consolidated Statements of Cash Flows (Unaudited)

               for the Six Months Ended

               June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

          Consolidated Statements of Changes in

                Stockholders’ Equity (Unaudited) for the Three Months and

                Six Months Ended June 30, 2004 and 2003 . . . . . . . . . . . . . . . . . . . . . . . .6-7

Notes to Consolidated Financial Statements (Unaudited) . . . . . . . . . . . . . . . . 8-10

     Item 2. Management’s Discussion and Analysis of

                  Financial Condition and Results of

                  Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11-14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . .15

     Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

     Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of

                   Equity Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

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

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 17-19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

PART I.   FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) June 30, 2004	(Note 1) December 31, 2003

Cash and due from banks	$ 11,944	$ 14,473
Federal funds sold	913	389

Total Cash and Cash Equivalents	12,857	14,862

Investment securities available for sale (amortized cost $127,223 as of June 30, 2004, $122,336 as of December 31, 2003)	123,855	122,064
Other investments, at cost	3,169	2,900
Loans, net of allowance for loan losses of $4,318 at June 30, 2004, $4,274 at December 31, 2003	378,955	373,534
Premises and equipment, net	16,150	15,465
Interest receivable	2,707	2,749
Other assets	13,440	11,842

Total Assets	$ 551,133	$ 543,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 66,726	$ 59,057
Interest bearing	389,135	390,952

Total Deposits	455,861	450,009

Federal funds purchased	9,395	-0-
Interest, taxes and other liabilities	2,147	2,244
Other short-term borrowings	20,547	33,000
Long-term debt	21,359	16,429
Capital securities	6,300	6,300

Total Other Liabilities	59,748	57,973

Total Liabilities	515,609	507,982

STOCKHOLDERS’ EQUITY

Common stock (2,662 and 2,659 shares issued and outstanding, respectively)	3,327	3,324
Additional paid-in capital	6,355	6,305
Retained earnings	28,064	25,984
Accumulated other comprehensive income	(2,222)	(179)

Total Stockholders’ Equity	35,524	35,434

Total Liabilities and Stockholders’ Equity	$ 551,133	$ 543,416

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
INTEREST INCOME
Loans receivable and fees on loans	$ 6,032	$ 6,190	$ 12,202	$ 12,426
Securities available for sale:
Taxable	545	598	1,058	1,316
Exempt from taxable income	624	519	1,260	911
Other investment income	20	30	40	56
Federal funds sold	2	20	4	51

Total Interest Income	7,223	7,357	14,564	14,760

INTEREST EXPENSE
Deposits	2,242	2,644	4,548	5,332
Federal funds purchased	22	-	33	-
Other borrowed funds	662	635	1,317	1,284

Total Interest Expense	2,926	3,279	5,898	6,616

Net Interest Income	4,297	4,078	8,666	8,144

Provision for Possible Loan Losses	341	510	689	980

Net Interest Income after Provision for Loan Losses	3,956	3,568	7,977	7,164

NON-INTEREST INCOME
Securities gains (losses), net	150	280	203	382
Service charges on deposit accounts	690	677	1,309	1,284
Other service charges, commissions and fees	197	201	372	383
Other operating income	152	159	336	304

Total Non-Interest Income	1,189	1,317	2,220	2,353

NON-INTEREST EXPENSE
Salaries and employee benefits	2,166	1,883	4,266	3,753
Occupancy expense of bank premises	187	147	376	292
Furniture and equipment expense	350	425	759	836
Other operating expense	944	909	1,833	1,692

Total Non-Interest Expense	3,647	3,364	7,234	6,573

Income Before Income Taxes	1,498	1,521	2,963	2,944

Income Tax Expense	289	338	564	676

Net Income	$ 1,209	$ 1,183	$ 2,399	$ 2,268

Basic Earnings Per Common Share – Weighted Average	$ 0.45	$ 0.45	$ 0.90	$ 0.86
Earnings Per Common Share – Assuming Dilution	$ 0.43	$ 0.43	$ 0.85	$ 0.82

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,399	$ 2,268
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	689	980
Depreciation and amortization	482	482
Net realized gains losses on available-for-sale securities	(205)	(382)
Net amortization on securities	273	105
Amortization of capital issue costs	6	6
(Increase) decrease in interest receivable	42	(128)
(Increase) in other assets	(546)	(1,081)
Increase (decrease) in interest, taxes and other liabilities	(97)	20

Net cash provided by (used in) operating activities	3,043	2,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	8,357	4,759
Proceeds from maturities of debt and equity securities	10,936	12,874
Purchase of debt and equity securities	(24,270)	(29,085)
Purchase of other investments	(269)	(186)
Net increase in loans	(6,110)	(22,691)
Premises and equipment expenditures	(1,136)	(719)

Net cash used in investing activities	(12,492)	(35,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	(5,276)	9,203
Net increase in demand, savings and time deposits	11,114	21,266
Net (decrease) in short-term borrowings	(3,058)	(86)
Net increase (decrease) in long-term debt	4,930	(11)
Cash dividends paid	(319)	(265)
Repurchase of capital securities	-	(1,200)
Proceeds from exercise of common stock options	53	68
Proceeds from issuance of common stock through Dividend
Reinvestment and Stock Purchase Plan	-	16

Net cash provided by financing activities	7,444	28,991

Net increase in cash and cash equivalents	(2,005)	(3,787)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,862	18,501

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$ 12,857	$ 14,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 5,988	$ 6,741
Income taxes	$ 569	$ 650

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2003	2,651	$ 3,313	$ 6,172	$ 22,549	$ 1,392	$ 33,426

Comprehensive income:
Net income	-	-	-	1,183	-	1,183
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $101	-	-	-	-	197	197
Less: reclassification adjustment	-	-	-	-	(185)	(185)

Total comprehensive income	-	-	-	-	-	$ 1,195

Common stock issued for stock options exercised, net	2	3	42	-	-	45
Common stock issued for dividend reinvestment and optional cash purchase plan	1	1	12	-	-	13
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2003	2,654	$ 3,317	$ 6,226	$ 23,732	$ 1,404	$ 34,679

Balance, March 31, 2004	2,662	$ 3,327	$ 6,355	$ 26,855	$ 796	$ 37,333

Comprehensive income:
Net income	-	-	-	1,209	-	1,209
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $1,504	-	-	-		(2,919)	(2,919)
Less: reclassification adjustment net of deferred tax expense of $50	-	-	-		(99)	(99)
Total comprehensive income	-	-	-	-	-	(1,809)

Common stock issued for stock options exercised, net	-	-	-	-	-	-
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	--
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2004	2,662	$ 3,327	$ 6,355	$ 28,064	$ (2,222)	$ 35,524

See accompanying Notes to Consolidated Financial Statements

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2002	2,648	$ 3,309	$ 6,150	$ 21,729	$ 1,011	$ 32,199

Comprehensive income:
Net income	-	-	-	2,268	-	2,268
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $332	-	-	-	-	645	645
Less: reclassification adjustment net of deferred tax expense of $1	-	-	-	-	(252)	(252)
Total comprehensive income	-	-	-	-	-	$ 2,661

Common stock issued for stock options exercised, net	5	7	61	-	-	68
Common stock issued for dividend reinvestment and optional cash purchase plan	1	1	15	-	-	16
Cash dividend	-	-	-	(265)	-	(265)

Balance, June 30, 2003	2,654	$ 3,317	$ 6,226	$ 23,732	$ 1,404	$ 34,679

Balance, December 31, 2003	2,659	$ 3,324	$ 6,305	$ 25,984	$ (179)	$ 35,434

Comprehensive income:
Net income	-	-	-	2,399	-	2,399
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $983	-	-	-		(1,909)	(1,909)
Less: reclassification adjustment net of deferred tax expense of $71	-	-	-		(134)	(134)
Total comprehensive income	-	-	-	-	-	356

Common stock issued for stock options exercised, net	3	3	50	-	-	53
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	-
Cash dividend	-	-	-	(319)	-	(319)

Balance, June 30, 2004	2,662	$ 3,327	$ 6,355	$ 28,064	$ (2,222)	$ 35,524

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2003 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2003 Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30, is as follows (in thousands):

	2004	2003

Balance, January 1	$ 4,274	$ 3,877
Provision	689	980
Recoveries	42	60
Charge-offs	(687)	(762)

Balance, June 30	$ 4,318	$ 4,155

Note 3  -  Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows (in thousands):

	2004	2003

Tax expense at statutory rate	$ 1,007	$ 1,011
Increase (reduction) in taxes from:
Tax-exempt interest	(428)	(310)
Other, net	(15)	(25)

Provision for income taxes	$ 564	$ 676

Notes to Consolidated Financial Statements

(Unaudited)

Note 4  – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required.  This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth.  The following table contains the capital ratios for the Company and the Bank as of June 30, 2004.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	10.11%	11.29%	6.70%

Highlands Bankshares, Inc.	11.62%	12.79%	7.69%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of trust preferred debt securities on January 23, 1998.  These securities were issued by Highlands Capital Trust, a wholly owned subsidiary of the Company, at a price per share of $25.00.  These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company’s discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these securities. The shares were repurchased in April 2003 at a price of $26.15 per share which is equal to the 2008 call price. As a result, $6.3 million par value of trust preferred securities are outstanding and are eligible to be included in Tier 1 or Tier 2 capital of the Company.

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six months ended June 30, 2004 and 2003.

	Basic EPS	Number of Shares	Diluted EPS	Number of Shares

June 30, 2004	$ 0.90	2,661,055	$ 0.85	2,807,313

June 30, 2003	$ 0.86	2,649,881	$ 0.82	2,777,393

Notes to Consolidated Financial Statements

(Unaudited)

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

Note 8 – Commitments and Contingencies

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing need of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of approximately $3.2 million; equity lines of credit of $7.2 million; credit card lines of credit of $1.3 million; commercial real estate, construction and land development commitments of $1.0 million; and other unused commitments to fund loans of $19.1 million.

As of April 2, 2004 the Bank had executed contracts for the purchase and implementation of a check imaging and distributive capture system. The estimated cost for implementing this project is $700 thousand. The estimated implementation date of this product is September 2004.

As of June 30, 2004, the Bank had completed construction and opened a branch office in Banner Elk, North Carolina. The purchase of this property was completed in August 2003 by a cash payment of $270 thousand and a seller financed note payable in the amount of $250 thousand.

Note 9 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Financial Accounting Standard 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance.

Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS 133, a parent company’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance rather than price. FIN 45 requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.  The requirements of FIN 45 did not have a material impact on the Company’s results of operations, financial position, or liquidity in the first six months of 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations that is not otherwise apparent from the Consolidated Financial Statements included in this report.  Reference should be made to those statements for an understanding of the following discussion and analysis.

Critical Accounting Policies

General

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

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5.  Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type.  A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan.  The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including:  borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loans losses.  This estimate of losses is compared to the allowance for loan and losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties  and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Results of Operations

Results of operations for the three-month and six-month periods ended June 30, 2004 reflected net income of $1.2 million and $2.4 million, respectively, an increase of 2.20% and 5.78% over the corresponding periods in 2003. This increase was in part due to the Bank’s ability to maintain a net interest margin that approximated the prior year as well as decreasing its provision for loan loss reserve over the prior year. During the last two years, the Bank has been in a liability sensitive position. Over this time period, the Bank’s interest-bearing liabilities have been repricing at a quicker pace than its interest-earning assets as interest rates have fallen. This trend has slowed over the past few months. Total interest income for the six months ended June 30, 2004 was approximately $196 thousand less than the comparable 2003 period due to new loan and investment securities volume being recorded at lower  rates and existing adjustable rate loans and investment securities repricing down to lower rates. The Company’s total interest expense has decreased by approximately $718 thousand due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits repricing lower as they mature or reprice. Provision for loan loss reserves decreased $291 thousand for the six months ended June 30, 2004 compared to the prior year. Operating results of the Company when measured as a percentage of average equity reveals a slight decrease in return on average equity for the six-month period ended June 30, 2004  to 13.31% from 13.57% for the corresponding period in 2003.

Return on average assets of 0.87% for the six months ended June 30, 2004 reflects a decrease of 3.03% versus the comparable 2003 period.

Net interest income for the three-month and six- month periods ended June 30, 2004 increased 5.37% and 6.41%, respectively, or approximately $219 thousand and $522 thousand as compared to the corresponding 2003 periods.  Average interest-earning assets increased approximately $40.5 million from the six- month period ended June 30, 2003 to the current period while average interest-bearing liabilities increased $34.7 million from the same period. The tax-equivalent yield on average interest-earning assets was 5.95% for the six-month period ended June 30, 2004 representing a decrease of 57 basis points over the yield of 6.47% for the same period in 2003.  The yield on average interest-bearing liabilities decreased 57 basis points to 2.65% for the six-month period ended June 30, 2004 as compared to 3.22% for the same period in 2003.

The provisions for possible loan losses for the three-month and six month periods ended June 30, 2004 totaled $341 thousand and $689 thousand, respectively, a $169 thousand and $291 thousand decrease from the corresponding periods in 2003. These decreases in the provision for possible loan losses are due to the minimal loan growth of $5.5 million in the first six months of 2004 compared to $22.0 million of loan growth in the first six months of 2003. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first half of 2004 were $645 thousand compared with $702 thousand for the first half of 2003. Year–to–date net charge-offs were 0.17% and 0.19% of total loans for the periods ended June 30, 2004 and June 30, 2003, respectively. Loan loss reserves increased 0.13% to $4.3 million at June 30, 2004 from the amount at June 30, 2003.  The Company’s allowance for loan loss reserves at June 30, 2004 decreased  to 1.12% of total loans versus 1.15% at June 30, 2003.  At December 31, 2003, the allowance for loan loss reserve as a percentage of total loans was 1.13%.

Financial Position

Total loans have increased from $361.5 million at June 30, 2003 to $383.3 million at June 30, 2004. For the six-month period ended June 30, 2004, total loans have increased $5.5 million. The loan to deposit ratio has increased from 82.02% at June 30, 2003 to 84.07% at June 30, 2004. The loan to deposit ratio at December 31, 2003 was 83.96%. The main reason for the increase in the loan to deposit ratio is an  increase in customer deposit competition and monies being re-invested in the equity markets. Investor confidence still seems to be somewhat cautious, and it appears that individual investors are now only gradually moving their funds back into stock and other equity instruments. Deposits as of June 30, 2004 have increased $5.9 million since December 31, 2003 and $15.1 million since June 30, 2003. Consumers have continued to invest their monies primarily in savings and checking accounts due to the continued market uncertainty. Likewise, with the less favorable economic environment, customers are not borrowing money as readily as they have in past years. The majority of the Company’s loan growth for the first six months of 2003 has primarily been in real estate secured loans.  Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions.  Non-performing assets were $5.4 million or 1.42% of total loans at June 30, 2004 compared with $5.0 million or 1.31% of total loans at December 31, 2003 and $4.7 million or 1.31% of total loans at June 30, 2003. This increase in non-performing assets at June 30, 2004 can be attributed in large part to less favorable economic conditions within the Company’s primary market areas. The downturn in the economy has resulted in a number of plant layoffs and downsizings that have contributed to this increase in non-performing assets.

Securities totaled approximately $127.0 million (market value) at June 30, 2004 which reflects an increase of $2.1 million or 1.65% from the December 31, 2003 total of $125.0 million. The majority of the Company’s investment purchases during the six-month period were tax-exempt municipals and adjustable rate mortgage-backed securities. Investment securities available for sale and other investments, at June 30, 2004 are comprised of mortgage backed securities (approximately 46.16% of the total securities portfolio), municipal issues (approximately 35.99%), collateralized mortgage obligations (CMO’s) (approximately 0.03%), corporate bonds (approximately 5.71%), SBA backed securities and asset-backed securities (approximately 0.21%), U. S. government agencies (approximately 1.77%), and equity securities (approximately 7.64%).  The Company’s entire securities portfolio is classified as available for sale at both June 30, 2004 and 2003. Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers’ Bank stock. These investments (carrying value of $3.2 million and approximately 2.49% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Other investments also include the Company’s equity ownership investment in the Davenport Financial Fund which is a fund that purchases various bank stocks in the Mid- Atlantic area.

In June 2002, the Bank purchased $7.0 million of Bank-Owned Life Insurance (BOLI) covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies will be used to offset future employee benefit costs. An additional $380 thousand of BOLI was purchased during the third quarter of 2002.

In April 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will generate on-going non-interest income for the Bank.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $35.5 million at June 30, 2004, representing an increase of $845 thousand or 2.44% over June 30, 2003.  Total stockholders’ equity at December 31, 2003 was $35.4 million. Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($12.9 million at June 30, 2004) and investment securities available for sale ($123.9 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Forward-Looking Information

Certain information contained in this discussion may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

ITEM 4. Controls and Procedures

On an on-going basis, senior management monitors and reviews the internal controls established for the Company. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by the Company’s financial officers to prepare the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”) and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly.  Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee.

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Chief Operations Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Accounting, as appropriate to allow timely decisions regarding required disclosure. The Company feels that sufficient internal controls and disclosure controls have been established and have reviewed evaluated such controls as of the end of the period covered by this report and believe them to be effective.

Management asserts that there have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on May 12, 2004.

(b) N/A

(c)  The agenda for the 2004 Annual Meeting of Shareholders of Highlands Bankshares, Inc. included one item, the election of nine directors to serve a one year term.

The following directors were elected to serve a one-year term from the date of the

         2004 Annual Meeting of Shareholders:

Director’s Name

Votes For

Votes Withheld

James D. Morefield

1,776,492

   6,877

James D. Moore, Jr.

1,776,492

   6,877

J. Carter Lambert

1,776,820

   6,549

Clydes B. Kiser

1,776,820

   6,549

William E. Chaffin

1,776,820

   6,549

William J. Singleton

1,776,820

   6,549

E. Craig Kendrick

1,776,820

   6,549

Charles P. Olinger

1,776,820

   6,549

H. Ramsey White, Jr.

1,776,820

   6,549

(d) N/A

Item 5.  Other Information

None

Item 6.  (a)

Exhibits

Exhibit No.

Description

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

Date:  August 12, 2004

/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

   Chief Executive Officer

Date:  August 12, 2004

/s/ James T. Riffe

James T. Riffe

Executive Vice President & Cashier

Exhibit Index

Exhibit No.

Description

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