Form 10-Q
period 2004-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2004-11-15
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

2,663,600 shares of common stock, par value $1.25 per share,

outstanding as of  November 12, 2004.

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2004

INDEX

PART I. FINANCIAL INFORMATION

PAGE

     Item 1.  Financial Statements

          Consolidated Balance Sheets

               September 30, 2004 (Unaudited) and December 31, 2003 (Note 1)

3

          Consolidated Statements of Income (Unaudited)

               for the Three Months and Nine Months Ended

               September 30, 2004 and 2003

4

.

          Consolidated Statements of Cash Flows (Unaudited)

               for the Nine Months Ended

               September 30, 2004 and 2003

5

          Consolidated Statements of Changes in

                Stockholders’ Equity (Unaudited) for the Three Months and

                Nine Months Ended September 30, 2004 and 2003

6-7

Notes to Consolidated Financial Statements (Unaudited)

8-12

    Item 2. Management’s Discussion and Analysis of

                  Financial Condition and Results of Operations

13-16

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

17

     Item 4.  Controls and Procedures

18

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings

19

     Item 2.  Unregistered Sales of Equity Securities and

                   Use of Proceeds

19

     Item 3.  Defaults Upon Senior Securities

19

     Item 4.  Submission of Matters to a Vote of Security Holders

19

     Item 5.  Other Information

19

     Item 6.  Exhibits

20

SIGNATURES

21

PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) September 30, 2004	(Note 1) December 31, 2003

Cash and due from banks	$ 19,703	$ 14,473
Federal funds sold	589	389

Total Cash and Cash Equivalents	20,292	14,862

Investment securities available for sale (amortized cost $130,827 as of September 30, 2004, $122,336 as of December 31, 2003)	130,154	122,064
Other investments, at cost	3,524	2,900
Loans, net of allowance for loan losses of $4,370 at September 30, 2004, $4,274 at December 31, 2003	388,483	373,534
Premises and equipment, net	16,253	15,465
Interest receivable	2,805	2,749
Other assets	13,249	11,842

Total Assets	$ 574,760	$ 543,416

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 71,401	$ 59,057
Interest bearing	394,368	390,952

Total Deposits	465,769	450,009

Federal funds purchased	8,185	-0-
Interest, taxes and other liabilities	2,102	2,244
Other short-term borrowings	28,549	33,000
Long-term debt	25,346	16,429
Capital securities	6,300	6,300

Total Other Liabilities	70,482	57,973

Total Liabilities	536,251	507,982

STOCKHOLDERS’ EQUITY

Common stock (2,664 and 2,659 shares issued and outstanding, respectively)	3,330	3,324
Additional paid-in capital	6,398	6,305
Retained earnings	29,225	25,984
Accumulated other comprehensive income	(444)	(179)

Total Stockholders’ Equity	38,509	35,434

Total Liabilities and Stockholders’ Equity	$ 574,760	$ 543,416

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
INTEREST INCOME
Loans receivable and fees on loans	$ 6,096	$ 6,260	$ 18,297	$ 18,686
Securities available for sale:
Taxable	547	497	1,605	1,813
Exempt from taxable income	645	577	1,905	1,488
Other investment income	34	25	74	81
Federal funds sold	4	12	8	63

Total Interest Income	7,326	7,371	21,889	22,131

INTEREST EXPENSE
Deposits	2,304	2,564	6,852	7,896
Federal funds purchased	30	-	63	-
Other borrowed funds	699	625	2,016	1,909

Total Interest Expense	3,033	3,189	8,931	9,805

Net Interest Income	4,293	4,182	12,958	12,326

Provision for Possible Loan Losses	373	447	1,062	1,427

Net Interest Income after Provision for Loan Losses	3,920	3,735	11,896	10,899

NON-INTEREST INCOME
Securities gains (losses), net	163	3	367	385
Service charges on deposit accounts	678	664	1,987	1,948
Other service charges, commissions and fees	268	212	641	595
Other operating income	167	165	502	469

Total Non-Interest Income	1,276	1,044	3,497	3,397

NON-INTEREST EXPENSE
Salaries and employee benefits	2,211	1,937	6,477	5,690
Occupancy expense of bank premises	202	154	578	446
Furniture and equipment expense	376	385	1,134	1,221
Other operating expense	991	913	2,824	2,605

Total Non-Interest Expense	3,780	3,389	11,013	9,962

Income Before Income Taxes	1,416	1,390	4,380	4,334

Income Tax Expense	255	274	819	950

Net Income	$ 1,161	$ 1,116	$ 3,561	$ 3,384

Basic Earnings Per Common Share – Weighted Average	$ 0.44	$ 0.42	$ 1.34	$ 1.28

Earnings Per Common Share – Assuming Dilution	$ 0.41	$ 0.40	$ 1.25	$ 1.20

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,561	$3,384
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,062	1,427
Depreciation and amortization	758	707
Net realized gains on available-for-sale securities	(367)	(385)
Net amortization on securities	424	195
Amortization of capital issue costs	10	9
Increase in interest receivable	(56)	(189)
Increase in other assets	(1,351)	(768)
Increase (decrease) in interest, taxes and other liabilities	(142)	39

Net cash provided by operating activities	3,899	4,419

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	11,143	5,805
Proceeds from maturities of debt and equity securities	15,899	20,087
Purchase of debt and equity securities	(35,589)	(35,817)
Purchase of other investments	(624)	(186)
Net increase in loans	(16,011)	(30,128)
Premises and equipment expenditures	(1,476)	(2,294)

Net cash used in investing activities	(26,658)	(42,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	7,315	14,626
Net increase in demand, savings and time deposits	8,444	31,180
Net increase (decrease) in short-term borrowings	3,734	(2,094)
Net increase in long-term debt	8,917	2,234
Cash dividends paid	(320)	(265)
Repurchase of capital securities	-	(1,200)
Proceeds from exercise of common stock options	76	103
Proceeds from issuance of common stock through Dividend Reinvestment and
Stock Purchase Plan	22	16

Net cash provided by financing activities	28,188	44,600

Net increase in cash and cash equivalents	5,430	6,486

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	14,862	18,501

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$20,292	$24,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$8,950	$9,864
Income taxes	$882	$1,050

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2003	2,654	$3,317	$6,226	$23,732	$1,404	$34,679

Comprehensive income:
Net income	-	-	-	1,116	-	1,116
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $887	-	-	-	-	(1,721)	(1,721)
Less: reclassification adjustment	-	-	-	-	(2)	(2)

Total comprehensive income	-	-	-	-	-	$(607)

Common stock issued for stock options exercised, net	2	3	32	-	-	35
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	-
Cash dividend	-	-	-	-	-	-

Balance, September 30, 2003	2,656	$3,320	$6,258	$24,848	$(319)	$34,107

Balance, June 30, 2004	2,662	$3,327	$6,355	$28,064	$(2,222)	$35,524

Comprehensive income:
Net income	-	-	-	1,161	-	1,161
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $972	-	-	-		1,886	1,886
Less: reclassification adjustment, net of deferred tax expense of $54	-	-	-		(108)	(108)

Total comprehensive income	-	-	-	-	-	2,939

Common stock issued for stock options exercised, net	1	2	22	-	-	24
Common stock issued for dividend reinvestment and optional cash purchase plan	1	1	21	-	-	22
Cash dividend	-	-	-	-	-	-

Balance, September 30, 2004	2,664	$3,330	$6,398	$29,225	$(444)	$38,509

See accompanying Notes to Consolidated Financial Statements

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2002	2,648	$3,309	$6,150	$21,729	$1,011	$32,199

Comprehensive income:
Net income	-	-	-	3,384	-	3,384
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $554	-	-	-	-	(1,076)	(1,076)
Less: reclassification adjustment	-	-	-	-	(254)	(254)

Total comprehensive income	-	-	-	-	-	$2,054

Common stock issued for stock options exercised, net	7	10	93	-	-	103
Common stock issued for dividend reinvestment and optional cash purchase plan	1	1	15	-	-	16
Cash dividend	-	-	-	(265)	-	(265)

Balance, September 30, 2003	2,656	$3,320	$6,258	$24,848	$(319)	$34,107

Balance, December 31, 2003	2,659	$3,324	$6,305	$25,984	$(179)	$35,434

Comprehensive income:
Net income	-	-	-	3,561	-	3,561
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $12	-	-	-		(23)	(23)
Less: reclassification adjustment, net of deferred tax expense of $125	-	-	-		(242)	(242)

Total comprehensive income	-	-	-	-	-	(3,296)

Common stock issued for stock options exercised, net	4	5	72	-	-	77
Common stock issued for dividend reinvestment and optional cash purchase plan	1	1	21	-	-	22
Cash dividend	-	-	-	(320)	-	(320)

Balance, September 30, 2004	2,664	$3,330	$6,398	$29,225	$(444)	$38,509

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) and its wholly-owned subsidiaries, Highlands Union Bank and Highlands Capital Trust I, conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The accompanying interim period consolidated financial statements are unaudited; however, in the opinion of management, all adjustments consisting of normal recurring adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results of operations for the full year or any other interim period. The interim period consolidated financial statements and financial information included herein should be read in conjunction with the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”).

Note 2  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 is as follows (in thousands):

	2004	2003

Balance, January 1	$4,274	$3,877
Provision	1,062	1,427
Recoveries	70	80
Charge-offs	(1,036)	(1,201)

Balance, September 30	$4,370	$4,183

Note 3  -  Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows (in thousands):

	2004	2003

Tax expense at statutory rate	$ 1,489	$1,474
Increase (reduction) in taxes from:
Tax-exempt interest	(647)	(506)
Other, net	(23)	(18)

Provision for income taxes	$819	$950

Notes to Consolidated Financial Statements

(Unaudited)

Note 4  – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required.  This minimum may be increased by at least 1.0% or 2.0% for entities with higher levels of risk or that are experiencing or anticipating significant growth.  The following table contains the capital ratios for the Company and the Bank at September 30, 2004.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	10.33%	11.50%	6.95%

Highlands Bankshares, Inc.	11.80%	12.96%	7.92%

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

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the nine months ended September 30, 2004 and 2003.

	Basic EPS	Number of Shares	Diluted EPS	Number of Shares

September 30, 2004	$ 1.34	2,661,498	$ 1.25	2,837,456

September 30, 2003	$ 1.28	2,652,321	$ 1.20	2,808,932

The number of shares used for the calculation of diluted earnings per share include unexercised stock options that may be exercised immediately for 175,958 and 156,611 shares of common stock at September 30, 2004 and 2003, respectively.

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

Note 8 – Commitments and Contingencies

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing need of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of approximately $3.30 million; equity lines of credit of $7.49 million; credit card lines of credit of $1.29 million; other unsecured revolving credit lines of $1.82 million; commercial real estate, construction and land development commitments of $819 thousand; and other unused commitments to fund loans of $19.87 million.

On April 2, 2004 the Bank executed contracts for the purchase and implementation of a check imaging, distributive capture, and teller proof system. The estimated cost for the entire project is approximately $1.1 million. As of September 30, 2004, the basic imaging and distributive capture systems were fully implemented. Additional ancillary components related to the imaging system will be installed over the next three to four months. Management anticipates the teller proof system will be implemented over the next six to 12 months.

As of September 30, 2004 the Company had begun construction of a two-story addition to its property located at 250 W. Valley Street in Abingdon, Virginia. The addition will add approximately 3,600 square feet at an approximate cost of $250,000. The property currently houses IT-related departments and personnel.

Note 9 – Summary of Significant Accounting Policies Update For Certain Required Disclosures

The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25. Because the exercise price of the Company’s employee / director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price was less than the current market price (“in the money”), there would be an economic incentive for the shares to be exercised and an increase in the dilutive effect on earnings per share.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) 148, “Accounting for Stock-Based Compensation.” This new standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, the Statement amends the disclosure requirements of FAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the underlying effect of the method used on reported results until exercised.

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three and nine month periods ended September 30, 2004 and 2003 would have been estimated as follows:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
(Amounts in thousands, except per share data)

Net income as reported	$ 1,161	$ 1,116
Less: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(218)	(208)

Pro forma net income	$ 943	$ 908

Earnings per share:
Basic as reported	$ 0.44	$ 0.42
Basic pro forma	$ 0.35	$ 0.34

Diluted as reported	$ 0.41	$ 0.40
Diluted pro forma	$ 0.33	$ 0.32

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
(Amounts in thousands, except per share data)

Net income as reported	$ 3,561	$ 3,384
Less: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(218)	(209)

Pro forma net income	$ 3,343	$ 3,175

Earnings per share:
Basic as reported	$ 1.34	$ 1.28
Basic pro forma	$ 1.26	$ 1.20

Diluted as reported	$ 1.25	$ 1.20
Diluted pro forma	$ 1.18	$ 1.13

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of FAS5, “Accounting for Contingencies”, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying value that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company’s own future performance.

Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under FAS 133, a parent company’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee that is based on performance rather than price. FIN 45 requires disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee.  The requirements of FIN 45 did not have a material impact on the Company’s results of operations, financial position, or liquidity in the first nine months of 2004.

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

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance the systems are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

The Company’s Credit Review and Analysis Department evaluates various loans individually for impairment as required by Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  Loans evaluated individually for impairment include non-performing loans, such as loans on non-accrual, loans past due by 90 days or more, restructured loans and other loans selected by management.  The evaluations are based upon discounted expected cash flows or collateral valuations.  If the evaluation shows that a loan is individually impaired, then a specific reserve is established for the amount of impairment.  If a loan evaluated individually is not impaired, then the loan is assessed for impairment under SFAS No. 5, Accounting for Contingencies, with a group of loans that have similar characteristics.

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

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loans losses.  This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties  and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2004 reflected net income of $1.16 million and $3.56 million, respectively, an increase of 5.23% and 4.03% over the corresponding periods in 2003. This increase was in part due to the Bank’s ability to maintain a net interest margin that approximated the prior year’s margin as well as a decrease in its provision for loan loss reserve over the prior year. During the last three years, the Bank has been in a liability sensitive position. Over this time period, the Bank’s interest-bearing liabilities have been repricing at a quicker pace than its interest-earning assets as interest rates have fallen. This trend has slowed over the past few months. Total interest income for the nine months ended September 30, 2004 was approximately $242 thousand less than the comparable 2003 period due to new loan and investment securities volume being recorded at lower  rates and existing adjustable rate loans and investment securities repricing down to lower rates. The Company’s total interest expense decreased for the nine months ended September 30, 2004, compared to the comparable 2003 period, by approximately $874 thousand due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits repricing lower as they mature or reprice. Provisions for possible loan losses decreased $365 thousand for the nine months ended September 30, 2004 compared to the comparable 2003 period. Operating results of the Company when measured as a percentage of average equity reveals a slight decrease in return on average equity for the nine-month period ended September 30, 2004,  to 13.00% from 13.33% for the corresponding period in 2003.

Return on average assets of 0.86% for the nine months ended September 30, 2004 reflects a decrease from 0.88% for the comparable 2003 period.

Net interest income for the three-month and nine-month periods ended September 30, 2004 increased 2.63% and 5.13%, respectively, or approximately $110 thousand and $632 thousand as compared to the corresponding 2003 periods.  Average interest-earning assets increased approximately $35.62 million from the nine- month period ended September 30, 2003 to the same period in 2004 while average interest-bearing liabilities increased $31.02 million over the same periods. The tax-equivalent yield on average interest-earning assets was 5.95% for the nine-month period ended September 30, 2004 representing a decrease of 37 basis points over the yield of 6.32% for the same period in 2003.  The yield on average interest-bearing liabilities decreased 48 basis points to 2.66% for the nine month period ended September 30, 2004 as compared to 3.14% for the same period in 2003.

The provisions for possible loan losses for the three-month and nine-month periods ended September 30, 2004 totaled $373 thousand and $1.06 million, respectively, a $74 thousand and $365 thousand decrease from the corresponding periods in 2003. These decreases in the provision for possible loan losses are due to both a reduced level of charge-offs during 2004 as well as slower loan growth compared to the prior period. Loan growth totaled $15.05 million in the first nine months of 2004 compared to $29.01 million of loan growth in the first nine months of 2003. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. The Company reengineered its credit review and analysis areas during 2004 with increased additional staffing and improved loan evaluation and tracking tools. This reengineering was a result of the increased growth into new market areas as well as the increased complexity relating to the lending function. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first nine months of 2004 were $966 thousand compared with $1.12 million for the first nine months of 2003. Year–to–date net charge-offs were 0.25% and 0.30% of total loans for the periods ended September 30, 2004 and September 30, 2003, respectively. Loan loss reserves increased 12.72% to $4.37 million at September 30, 2004 from the $4.18 million at September 30, 2003.  The Company’s allowance for loan loss reserves at September 30, 2004 decreased  to 1.11% of total loans versus 1.14% at September 30, 2003.  At December 31, 2003, the allowance for loan loss reserve as a percentage of total loans was 1.13%.

Financial Position

Total loans have increased from $368.53 million at September 30, 2003 to $392.85 million at September 30, 2004. For the nine-month period ended September 30, 2004, total loans have increased $15.05 million. The loan to deposit ratio has increased from 80.80% at September 30, 2003 to 84.34% at September 30, 2004. The loan to deposit ratio at December 31, 2003 was 83.96%. The main reasons for the increase in the loan to deposit ratio are both an increase in customer deposit competition as well as stronger loan demand in the third quarter of 2004. Investor confidence still however seems to be somewhat cautious, and it appears that individual investors are now only gradually moving their funds back into stock and other equity instruments. Deposits at September 30, 2004 show an increase of $15.76 million since December 31, 2003 and $9.66 million since September 30, 2003. Consumers have continued to invest their monies primarily in savings and checking accounts due to the continued market uncertainty. Likewise, with the less favorable economic environment, customers are not borrowing money as readily as they have in past years. The majority of the Company’s loan growth for the first nine months of 2004 has primarily been in real estate secured loans.  Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions.  Non-performing assets were $6.58 million or 1.68% of total loans at September 30, 2004 compared with $4.96 million or 1.31% of total loans at December 31, 2003 and $6.46 million or 1.75% of total loans at September 30, 2003. This increase in non-performing assets at September 30, 2004 can be attributed in large part to less favorable economic conditions within the Company’s primary market areas. The downturn in the economy has resulted in a number of plant layoffs and downsizings that have contributed to this increase in non-performing assets.

Securities and other investments totaled approximately $133.68 million (market value) at September 30, 2004, which reflected an increase of $8.71 million or 6.97% from the December 31, 2003 total of $124.96 million. The majority of the Company’s investment purchases during the nine-month period were tax-exempt municipals, pooled trust preferred issues and adjustable rate mortgage-backed securities. Investment securities available for sale at September 30, 2004 were comprised of mortgage backed securities (approximately 46.63% of the total securities portfolio), municipal issues (approximately 35.65%), collateralized mortgage obligations (CMO’s) (approximately 0.02%), corporate bonds (approximately 5.87%), SBA backed securities and asset-backed securities (approximately 0.16%), U. S. government agencies (approximately 1.69%), and equity securities (approximately 7.33%).  The Company’s entire securities portfolio was classified as available for sale at both September 30, 2004 and 2003. Other investments at the Bank level include holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers’ Bank stock. These investments (carrying value of $3.52 million and approximately 2.64% of the total investment portfolio) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Other investments also include the Company’s equity ownership investment in the Davenport Financial Fund, which is a fund that purchases various bank stocks in the Mid- Atlantic area.

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

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $38.51 million at September 30, 2004, representing an increase of $4.40 million or 12.91% over the amount at September 30, 2003.  Total stockholders’ equity at December 31, 2003 was $35.43 million. Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of immediate liquidity in the form of cash and cash equivalents that consists of both cash on hand and balances at correspondent banks ($20.29 million at September 30, 2004) and also investment securities available for sale ($130.15 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company also utilizes a national certificate of deposit network to attract longer term funding.Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

Forward-Looking Information

Certain information contained in this discussion may include “ forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “ Exchange Act”). These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, the ability to continue to attract low cost core deposits to fund asset growth, demand, development and acceptance of new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by the Company, changing trends in customer profiles and changes in laws and regulations applicable to the Company. Although the Company believes that its expectations are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Over the past 36 months, management has made a concerted effort to shift a portion of its short-term liablilities to longer-term maturities. This is being done to help maintain a favorable interest spread once interest rates rise in the future.  The Company has been able to achieve this balance sheet restructuring in several ways. Beginning in August 2001, the Company began offering higher than market rates on its 24-month, 36-month, 48-month and 60-month certificates of deposit accounts and individual retirement accounts. Beginning in August of 2004, the Company also been offering a 25 month certificate in which the customer has a one time option to adjust the rate at any time during the term of the certificate. By offering these rates and products, the Company has been able to shift existing customers’ time deposits, as well as attracting new time deposit customers, to longer term maturities. Additionally, the Company has also increased its amount of long term borrowings with the Federal Home Loan Bank as well as attracted some longer term certificates through a national certificate of deposit network known as Qwikrate. The Company has also seen significant increases in its mortgage lending. The increase in this loan category has been primarily in adjustable rate mortgages with one and three-year interest rate resets.

Management also maintains a favorable fixed versus variable asset mix by the blend of securities purchased. Over the last several months, the majority of investments purchased have been adjustable rate mortgage backed securities and municipal bonds. These purchases have provided the Bank with both an acceptable level of return and a satisfactory interest rate risk position.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured are currently within the Company’s defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2003 Form 10-K.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Chief Operations Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Accounting, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

Date:  November 12, 2004

/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

Chief Executive Officer

Date:  November 12, 2004

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