Form 10-K
period 2004-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2005-03-31
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-27622

HIGHLANDS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1796693 (I.R.S. Employer Identification No.)
340 West Main Street Abingdon, Virginia (Address of principal executive offices)	24210-1128 (Zip Code)

Registrant’s telephone number, including area code: (276) 628-9181

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.25 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes _X_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___  No _X_

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $57,826,780

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 10, 2005, there were 2,662,049 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 2004—Part II

Proxy Statement for the 2005 Annual Meeting of Shareholders—Part III

Forward-Looking Information

Certain information in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

·

The ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

·

The ability to continue to attract low cost core deposits to fund asset growth;

·

Maintaining capital levels adequate to support the Company’s growth;

·

Maintaining cost controls and asset qualities as the Company opens or acquires new branches;

·

Reliance on the Company’s management team, including its ability to attract and retain key personnel;

·

The successful management of interest rate risk;

·

Changes in general economic and business conditions in the Company’s market area;

·

Changes in interest rates and interest rate policies;

·

Risks inherent in making loans such as repayment risks and fluctuating collateral values;

·

Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

·

Demand, development and acceptance of new products and services;

·

Problems with technology utilized by the Company;

·

Changing trends in customer profiles and behavior; and

·

Changes in banking and other laws and regulations applicable to the Company.

Part I.

Item I.  Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Bank Holding Company Act (BHCA). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2004: the Bank, which was formed in 1985, and Highlands Capital Trust I (HCTI), a statutory business trust (the “Trust”) which was formed in 1998. The Company is also an owner in Davenport Financial Fund, LLC. This Fund’s primary purpose is to invest in Mid-Atlantic bank stocks for investment purposes. The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.hubank.com.

Highlands Union Bank

The Bank is a Virginia state chartered bank that was incorporated in 1985. The Bank has two wholly owned subsidiaries, Highlands Union Insurance Services, Inc. (HUIS), which was formed in 1999 and Highlands Union Financial Services, Inc. (HUFS), which was formed in 2001. The Bank operates a full-service banking business from its headquarters in Abingdon, Virginia, and its ten area full service branch offices. The Bank offers general retail and commercial banking services to individuals, businesses and local government unit customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer, credit card and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks and savings bond sales; and providing other miscellaneous services normally offered by commercial banks. The Bank makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans. At December 31, 2004, the Bank had total assets of $562.19 million. Total deposits at this date were $471.80 million. The Bank’s net income for 2004 was $4.90 million which produced a return on average assets of 0.89% and a return on average stockholders' equity of 13.16%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through Highlands Union Insurance Services, Inc., joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2004, had purchased seven full service insurance agencies across the state of Virginia. HUIS is used to sell insurance services through the Bankers’ Insurance, LLC.

Highlands Union Financial Services, Inc.

Highlands Union Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed in 2001   HUFS was formed in order for the Bank to continue to offer third-party mutual funds, annuities and other financial services to its customers in all market areas served. Currently HUFS works through Independent Community Bankers Financial Services, Inc. (ICBFS) an arm of Independent Community Bankers Association, to offer its third-party financial services. In the first quarter of 2005, HUFS expects to end its association with ICBFS, Inc. and to begin offering investment services through Bankers Investments, LLC, a joint effort of Virginia Banks originally sponsored by the Virginia Bankers Association.

Commercial Loans

The Bank makes both secured and unsecured loans to businesses and to individuals for business purposes. Loan requests are granted based upon several factors including credit history, past and present relationships with the bank, marketability of collateral and the cash flow of the borrowers. Unsecured commercial loans must be supported by a satisfactory balance sheet and income statement. Collateralized business loans may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business. In addition, or as an alternative, the loan may be secured by a deed of trust lien on business real estate. The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral and the general health of the economy.

Residential Real Estate Loans

Loans secured by residential real estate are originated by the Bank. The Bank also offers secondary market fixed rate mortgages through multiple sources. These loans and servicing rights are generally sold immediately into the secondary market and fees received are booked into income. These loans must meet certain criteria generally set by the secondary market. All residential loans originated by the Bank are held in the bank's loan portfolio. Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of the collateral.

Construction Loans

The Bank makes loans for the purpose of financing the construction of business and residential structures to financially responsible business entities and individuals. These loans are subject to the same credit criteria as commercial and residential real estate loans. In addition to the risks associated with all real estate loans, construction loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time may be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be the bank's loan customer, is unable to finish the construction project as planned because of financial pressures unrelated to the project. Loans to customers that are made as permanent financing of construction loans may likewise under certain circumstances be affected by external financial pressures.

Consumer Loans

The Bank routinely makes consumer loans, both secured and unsecured. The credit history, cash flow and character of individual borrowers is evaluated as a part of the credit decision. Loans used to purchase vehicles or other specific personal property and loans associated with real estate are usually secured with a lien on the subject vehicle or property. Negative changes in a customer's financial circumstances due to a large number of factors, such as illness or loss of employment, can place the repayment of a consumer loan at risk. In addition, deterioration in collateral value can add risk to consumer loans.

Sales and Purchases of Loans

The Bank will occasionally buy or sell all or a portion of a loan. The Bank will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan will exceed the bank's legal lending limit to a single borrower; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the bank's legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with the bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location or in one particular type of loan. The Bank will consider purchasing a loan, or a participation in a loan, from another financial institution if the loan meets all applicable credit quality standards and (i) the bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

The following table sets forth, for the three fiscal years ended December 31, 2004, 2003 and 2002 the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2004	Interest and Fees on Loans	72.21%
December 31, 2003	Interest and Fees on Loans	72.97%
December 31, 2002	Interest and Fees on Loans	75.44%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of all of Washington County, Virginia portions of Smyth County, Virginia, the City of Bristol, Virginia, the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee, the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, the Town of Banner Elk and adjacent portions of Avery County, North Carolina and the Town of Boone and adjacent portions of Watauga County, North Carolina. The local economy is diverse and is oriented toward retail and service, light manufacturing, higher education and agriculture.

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. The community is part of the Johnson City-Kingsport-Bristol Combined Statistical Area (CSA). The three largest employment sectors include services, manufacturing and retail trade. The Tri-Cities is home to more than 140 manufacturing and distribution firms. The latest unemployment figures reflect an unemployment rate of 5.0% as of August 2004. Per capita income reported in 2002 is $24,343.00. Bristol / Washington County's largest employer is Bristol Compressors located between Bristol and Abingdon, Virginia. Bristol Compressors is a subsidiary of York International and manufactures reciprocating compressors from 1 to 25 tons and, through a joint venture in Scroll Technologies, scroll compressors from 2 to 7 -1/2 tons. These compressors are used in York International’s products and are sold to original equipment manufacturers and wholesale distributors. Approximately 75% of Bristol Compressor's revenues are attributable to sales of products to other air conditioning equipment manufacturers or wholesale distributors.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia. The three largest employment sectors include services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 4.5% as of November 2004. Per capita income reported in 2002 is $20,817.00. Smyth County’s largest employer is General Dynamics. General Dynamics Armament and Technical Products, a business unit of Virginia-based General Dynamics, is headquartered in Burlington, Vermont. The company designs, develops and produces high-performance armament systems; a full range of advanced composite-based products; biological and chemical detection systems; tactical deception equipment; and mobile shelter systems. The Smyth County facility currently employs more than 650 people and includes three manufacturing sites totaling more than one million square feet.

Bristol, Tennessee is located in Sullivan County Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors include services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 5.8% for 2003. Per capita income reported in 2001 was $25,809.00. Bristol, Tennessee’s largest employer is Exide Technologies Battery Plant. This plant is approximately 631,000 square feet and is used for battery manufacturing. The plant currently employs approximately 1,000 workers.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville’s three largest employment sectors include services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 7.1% for 2003. Per capita income reported in 2001 was $20,066.00. In Hawkins County, large manufacturers include AFG Industries, with 900 employees; TRW Corp., with 700; Hutchinson Sealing Systems, with 520; Rockwell Automation, Dodge Division, with 420; International Playing Card & Label, with 270; and Cooper Standard Automotive, with 520.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina.  Watauga County’s three largest employment sectors include private industry, education services and retail trade. The latest unemployment figures reflect an unemployment rate of 1.5% as of September 2004. Per capita income reported in 2002 was $24,265.00. Watauga County, North Carolina’s largest employer is Appalachian State University. Appalachian State is the sixth largest university in the University of North Carolina system. Employment at Appalachia State University has remained relatively stable over the past three years.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina.  Avery County’s three largest employment sectors include private industry, government and health care / social assistance. The latest unemployment figures reflect an unemployment rate of 2.4% as of September 2004. Per capita income reported in 2002 was $22,876.00. Avery County, North Carolina’s largest employers are Avery Health Care System and Ethan Allen, Inc.

Competition

The banking and financial service business in Virginia, generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Company's bank subsidiary competes for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, ortgage companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete, the Bank relies upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations and extended hours of operation. In addition, the banks are generally competitive with other financial institutions in their market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Certain Regulatory Considerations

The Company and the Bank are subject to various state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. As a result of the substantial regulatory burdens on banking, financial institutions, including the Company and the Bank are disadvantaged relative to other competitors who are not as highly regulated, and their costs of doing business are much higher. The following is a summary of the material provisions of certain statutes, rules and regulations which affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations which are applicable to the businesses of the Company and the Bank. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and the Bank.

Highlands Bankshares, Inc.

The Company is a bank holding company within the meaning of the BHCA and Chapter 13 of the Virginia Banking Act, as amended (the Virginia Banking Act). The activities of the Company also are governed by the Gramm-Leach-Bliley Act of 1999.

The Bank Holding Company Act. The BHCA is administered by the Federal Reserve Board, and the Company is required to file with the Federal Reserve Board an annual report and any additional information the Federal Reserve Board may require under the BHCA. The Federal Reserve Board also is authorized to examine the Company and its subsidiaries. The BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after the acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of the bank; or (iii) it merges or consolidates with any other bank holding company.

The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exemptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the Company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities of the Company. The regulations provide a procedure for challenging the rebuttable control presumption.

Under the BHCA, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities, unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be incident to banking. The Federal Reserve Board imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. Subject to its capital requirements and certain other restrictions, the Company can borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends are subject to regulatory restrictions). The Company can raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

    The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA), enacted on November 12, 1999, broadly rewrote financial services legislation. The GLBA permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Company Act, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range of securities and merchant banking activities.

    The Gramm-Leach-Bliley Act has led to important changes in the manner in which financial services are delivered in the United States. Bank holding companies and their subsidiary banks are able to offer a much broader array of financial services; however, there is greater competition in all sectors of the financial services market.

    The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the Commission) under the Virginia Banking Act. A registered bank holding company must provide the Commission with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued under Virginia law by the Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries. The Virginia Banking Act allows bank holding companies located in any state to acquire a Virginia bank or bank holding company if the Virginia bank or bank holding company could acquire a bank holding company in their state and the Virginia bank or bank holding company to be acquired has been in existence and continuously operated for more than two years. The Virginia Banking Act permits bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer’s audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms and increased penalties are also applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. The Act accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Effective August 29, 2002, as directed by Section 302(a) of the Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The Act imposes several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the last quarter.

Highlands Union Bank

General. The Bank, as a state chartered member of the Federal Reserve, is subject to regulation and examination by the Virginia State Corporation Commission and the Federal Reserve Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Federal Reserve Board and the Virginia Bureau of Financial Institutions regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Federal Reserve Board requires the Bank to maintain certain capital ratios. The Bank is required by the Federal Reserve Board to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Federal Reserve Board. The Bank also is required by the Federal Reserve Board to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While appropriate for safety and soundness of banks, these requirements impact banking overhead costs.

The Bank is organized as a Virginia-chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions (BFI) of the Virginia State Corporation Commission. In addition, as a federally insured bank, the Bank is regulated and supervised by the Federal Reserve Board, which serves as its primary federal regulator and is subject to certain regulations promulgated by the FDIC. Under the provisions of federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property of service.

The Virginia State Corporation Commission and the Federal Reserve Board conduct regular examinations of the Bank reviewing the adequacy of the loan loss reserves, quality of the loans and investments, propriety of management practices, compliance with laws and regulations and other aspects of the bank's operations. In addition to these regular examinations, Virginia chartered banks must furnish to the Federal Reserve Board quarterly reports containing detailed financial statements and schedules.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (the CRA), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch locations. The regulations require banks, including the Bank to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. Management expects that the banks' compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase. The Bank received "Satisfactory" CRA ratings in the last examination by bank regulators.

Federal Deposit Insurance Corporation Improvement Act of 1991. The difficulties encountered nationwide by financial institutions from the 1980’s through 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which became effective on December 19, 1991, bolsters the deposit insurance fund, tightened bank and thrift regulation and trimmed the scope of federal deposit insurance as summarized below.

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

Prompt corrective action measures adopted in FDICIA and which became effective on December 19, 1992, impose significant restrictions and requirements on depository institutions that fail to meet their minimum capital requirements.  Under Section 38 of the Federal Deposit Insurance Act (“FDI Act”), the federal banking regulatory agencies have developed a classification system pursuant to which all depository institutions are placed into one of five categories based on their capital levels and other supervisory criteria:  well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.

The Bank met the requirements at December 31, 2004 to be classified as “well capitalized.”  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

An undercapitalized depository institution is required to submit a capital restoration plan to its principal federal regulator.  The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital and is guaranteed by the parent holding company.  If a depository institution fails to submit an acceptable plan, it will be treated as if it were significantly undercapitalized.

Unless its principal federal regulator has accepted its capital plan, an undercapitalized bank may not increase its average total assets in any calendar quarter.  If an undercapitalized institution’s capital plan has been accepted, asset growth will be permissible only if the growth is consistent with the plan and the institution’s ratio of tangible equity to assets increases during the quarter at a rate sufficient to enable the institutions to become adequately capitalized within a reasonable time.

An institution that is an undercapitalized depository institution may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates on insured deposits in the institution’s normal market areas or in the market area in which the deposits would otherwise be accepted. An undercapitalized depository institution may not branch, acquire an interest in another business or institution or enter a new line of business unless its capital plan has been accepted and its principal federal regulator approves the proposed action.

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

If its principal federal regulator determines that an adequately capitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan, restrict its asset growth and prohibit branching, new acquisitions and new lines of business.  An institution’s principal federal regulator may deem it to be engaging in unsafe or unsound practices if it receives a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination.

In addition, regulators were required to draft a new set of non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels, effective December 1,

1993.  The legislation also requires regulators to perform annual on-site bank examinations, place limits on real estate lending by banks and tightens auditing requirements.

Section 36 of FDICIA significantly affects financial institutions with more then $500 million in total assets. Highlands Union Bank came under the provisions beginning in January of 2004.

Key FDICIA requirements include the following:

•

Audit committees must be comprised of independent outside directors--regardless of bank size.

•

Institutions must have an adequate system of internal control according to some generally accepted framework.

•

Section I agreed-upon-procedures testing of compliance with laws and regulations must be performed by either internal audit or the entity's independent public accountants.

•

Section II agreed-upon-procedure testing of compliance with laws and regulations must be performed by the entity's independent public accountant if management elected to have internal auditors perform Section I agreed-upon procedures.

•

Management must perform its own investigation and review of the effectiveness of internal controls and compliance with laws.

•

A management report must be submitted and signed by the chief executive officer and chief accountant (or chief financial officer), which states management's responsibility for the internal control system, an assessment of the effectiveness of the system at fiscal year-end, and an assessment of compliance with laws and regulations during the fiscal year.

•

An independent public accountant's report that attests to management's assertions concerning the bank's internal control and procedure for financial reporting is required.

Branching. In 1986, the Virginia Banking Act was amended to remove the geographic restrictions governing the establishment of branch banking offices. Subject to the approval of the appropriate federal and state bank regulatory authorities, the Bank as a state bank, may establish a branch office anywhere in Virginia.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Act) allows bank holding companies to acquire banks in any state, without regard to state law, except that if the state has a minimum requirement for the amount of time a bank must be in existence, that law must be preserved. Under the Virginia Banking Act, a Virginia bank or all of the subsidiaries of Virginia holding companies sought to be acquired must have been in continuous operation for more than two years before the date of such proposed acquisition. The Interstate Act also permits banks to acquire out-of-state branches through interstate mergers, if the state has not opted out of interstate branching. De novo branching, where an out-of-state bank holding company sets up a new branch in another state, requires a state's specific approval. An acquisition or merger is not permitted under the Interstate Act if the bank, including its insured depository affiliates, will control more than 10% of the total amount of deposits of insured depository institutions in the United States, or will control 30% or more of the total amount of deposits of insured depository institutions in any state.

Virginia has, by statute, elected to opt-in fully to interstate branching under the Interstate Act. Under the Virginia statute, Virginia state banks may, with the approval of the Virginia State Corporation Commission, establish and maintain a de novo branch or acquire one or more branches in a state other than Virginia, either separately or as part of a merger. Procedures also are established to allow out-of-state domiciled banks to establish or acquire branches in Virginia, provided the "home" state of the bank permits Virginia banks to establish or acquire branches within its borders. The activities of these branches are subject to the same laws as Virginia domiciled banks, unless such activities are prohibited by the law of the state where the bank is organized. The Virginia State Corporation Commission has the authority to examine and supervise out-of-state state banks to ensure that the branch is operating in a safe and sound manner and in compliance with the laws of Virginia. The Virginia statute authorizes the Bureau of Financial Institutions to enter into cooperative agreements with other state and federal regulators for the examination and supervision of out-of-state banks with Virginia operations, or Virginia domiciled banks with operations in other states. Likewise, national banks, with the approval of the OCC, may branch into and out of the state of Virginia. Any Virginia branch of an out-of-state state chartered bank is subject to Virginia law (enforced by the Virginia Bureau of Financial Institutions) with respect to intrastate branching, consumer protection, fair lending and community reinvestment as if it were a branch of a Virginia bank, unless preempted by federal law.

The Interstate Act. The Interstate Act permits banks and bank holding companies from throughout the United States to enter Virginia markets through the acquisition of Virginia institutions and makes it easier for Virginia bank holding companies and Virginia state banks to acquire institutions and to establish branches in other states. Competition in market areas served by the Company has increased as a result of the Interstate Act and the Virginia interstate banking statutes.

Deposit Insurance. The FDIC establishes rates for the payment of premiums by federally insured financial institutions. A Bank Insurance Fund (the BIF) is maintained for commercial banks, with insurance premiums from the industry used to offset losses from insurance payouts when banks fail. Beginning in 1993, insured depository institutions like the Bank paid for deposit insurance under a risk-based premium system. Beginning in 1997, all banks, including the Bank, were subject to an additional FDIC assessment which funds interest payments for bank issues to resolve problems associated with the savings and loan industry. This assessment will continue until 2018-2019. The assessment will vary over the period from 1.29 cents to 2.43 cents per $100 of deposits.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act of 1999 (the GLBA) allows banks, with primary regulator approval, to acquire financial subsidiaries to engage in any activity that is financial in nature or incidental to a financial activity, as defined in the Bank Holding Act, except (i) insurance underwriting, (ii) merchant or insurance portfolio investments, and (iii) real estate development or investment. Well-capitalized banks are also given the authority to engage in municipal bond underwriting.

To establish or acquire a financial subsidiary, a bank must be well-managed, and the consolidated assets of its financial subsidiary must not exceed the lesser of 45% of the consolidated total assets of the bank or $50 billion. The relationship between a bank and a financial subsidiary are subject to a variety of supervisory enhancements from regulators.

USA Patriot Act. The USA Patriot Act became effective in late 2001. It was passed to facilitate the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The USA Patriot Act creates an obligation on banks to report customer activities that may involve terrorist activities or money laundering.

Government Policies. The operations of the Bank are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Limits on Dividends and Other Payments. As a state member bank subject to the regulations of the Federal Reserve Board, the Bank must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, a state member bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more, unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, a state member bank is not permitted to add the balance in its allowance for loan losses account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan losses account and deduct from undivided profits only bad debts as so defined in excess of that account.

In addition, the Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a state member bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that depletes a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

Virginia law also imposes restrictions on the ability of the Bank to pay dividends. A Virginia state bank is permitted to declare a dividend out of its "net undivided profits", after providing for all expenses, losses, interest and taxes accrued or due by the bank. In addition, a deficit in capital originally paid in must be restored to its initial level, and no dividend can be paid which could impair the bank's paid in capital. The Bureau of Financial Institutions further has authority to limit the payment of dividends by a Virginia bank if it determines the limitation is in the public interest and is necessary to ensure the bank's financial soundness.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

Capital Requirements. The Federal Reserve Board has adopted risk-based capital guidelines which are applicable to the Company and the Bank. The Federal Reserve Board guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of risk-weighted assets. The minimum ratio of qualified total capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of the total capital must be comprised of Tier 1 capital for a minimum ratio of Tier 1 Capital to risk-weighted assets of 4.0%. The remainder may consist of a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan and lease loss reserves.

In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 capital to total average assets less intangibles) guidelines that are applicable to the Company and the Bank. These guidelines provide for a minimum ratio of 4.0% for banks that meet certain specified criteria, including that they have the highest regulatory CAMELS rating and are not anticipating or experiencing significant growth and have well-diversified risk. All other banks will be required to maintain an additional cushion of at least 100 to 200 basis points, based upon their particular circumstances and risk profiles. The guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Bank regulators from time to time have indicated a desire to raise capital requirements applicable to banking organizations beyond current levels. In addition, the number of risks which may be included in risk-based capital restrictions, as well as the measurement of these risks, is likely to change, resulting in increased capital requirements for banks. The Company and the Bank are unable to predict whether higher capital ratios would be imposed and, if so, at what levels and on what schedule.

Other Legislative and Regulatory Concerns

Other legislative and regulatory proposals regarding changes in banking and the regulation of banks, thrifts and other financial institutions are periodically considered by the executive branch of the federal government, Congress and various state governments, including Virginia. New proposals could significantly change the regulation of banks and the financial services industry. It cannot be predicted what might be proposed or adopted or how these proposals would affect the Company.

Other Business Concerns

The banking industry is particularly sensitive to interest rate fluctuations, as the spread between the rates which must be paid on deposits and those which may be charged on loans is an important component of profit. In addition, the interest which can be earned on a bank's invested funds has a significant effect on profits. Rising interest rates typically reduce the demand for new loans, particularly the real estate loans which represent a significant portion of the Bank’s loan demand.

The Company’s relationship with its employees is considered to be good. Employment has remained very stable over the last several years with very little turnover. There are no employment contracts in existence for any employee or officer.

Registrant's Organization and Employment

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2004, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers was paid by the subsidiary bank, including fees paid to its directors. Stock based compensation, through the form of stock options, is paid / granted through the Company. During 2004, compensation paid to HUFS officers and employees was paid through HUFS up through August. Due to new NASD rulings requiring financial service division employees be paid through the Bank, these employees became Bank employees September 1, 2004.

At December 31, 2004, the Bank employed 235 full time equivalent employees at its main office, operations center and branch offices. The Company, HCTI, HUFS and HUIS had no  employees at this time.

Company Website

The Bank maintains a website at www.hubank.com. The Company makes available through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, free of charge, and all amendments to those reports as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 2. Properties

The Company’s and the Bank’s headquarters are located at 340 W. Main Street, Abingdon, Virginia. In addition to the Bank's Main Office location, the Bank owns ten branch offices: one in the Town of Abingdon, Virginia; one in Washington County, Virginia, two in the City of Bristol, Virginia; one in the Town of Glade Spring, Virginia; one in the Town of Marion, Virginia; one in the City of Bristol, Tennessee; one in the Town of Rogersville, Tennessee; one in the Town of Boone, North Carolina; and one in the Town of Banner Elk, North Carolina. The

Bank owns the land and buildings of all of these branch offices as well as the main office for the Company and Bank. The Bank also owns the land and building used for Financial Services, Collections, Human Resources and Credit Cards in Abingdon, Virginia. The Bank owns a piece of vacant land in Marion, Virginia that used to house a drive-up ATM. The Bank owns a vacant piece of land in Bristol, Tennessee that is being held for a potential future branch site. The Bank leases office space in Abingdon, Virginia for operational purposes and leases office space in West Jefferson, North Carolina for a loan production office. The Company owns the land and buildings used as the Bank’s Operations Center and Technology House in Abingdon, Virginia. The Company also owns the land and vacant building on property adjacent to the Company’s Operation Center in Abingdon, Virginia.

All of the Company’s existing properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

The Bank owns all its computer and data processing hardware and is a licensee of the software it utilizes.

Item 3.  Legal Proceedings

The Company is not currently involved in any pending legal proceedings, other than routine litigation incidental to the Bank’s banking business. These proceedings are not material to the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

There are two distinct markets for the registrants stock as of December 31, 2004. Highlands Bankshares, Inc.’s common stock is traded on the Over-The-Counter Bulletin Board (OTCBB) and the Pinksheets by five broker dealers under the symbol HBKA.OB. The second market is the Company’s local market. The Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The stock transfer agent of the Company attempts to keep a record of what the stock sales are trading at by asking the parties about the trade price per share.  Please refer to the table below entitled Common Stock Performance for a breakdown of the trades for the four quarters of 2004 and 2003. It is the opinion of management that this range accurately reflects the market value of the Company’s common stock for the periods presented.

Common Stock Performance – December 31, 2004

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$28.00	$25.80	$27.79	$ -

Second Quarter	$29.00	$25.75	$27.09	$0.12

Third Quarter	$30.00	$25.50	$27.99	$ -

Fourth Quarter	$30.00	$25.75	$29.41	$ -
Common Stock Performance – December 31, 2003

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$26.00	$26.00	$26.00	$ -

Second Quarter	$26.00	$26.00	$26.00	$0.10

Third Quarter	$27.00	$26.00	$26.01	$ -

Fourth Quarter	$28.00	$25.50	$27.58	$ -

The Company’s primary source of funds for dividend payments is dividends from its subsidiary bank. Bank regulatory agencies restrict dividend payments of the subsidiaries, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

As of March 10, 2005, the Company had approximately 1,291 shareholders of record.

Issuer Repurchases of Equity Securities

The Company did not repurchase any shares of its common stock during the fourth quarter of 2004.

Item 6. Selected Financial Data

The Company and Subsidiaries Selected Consolidated Financial Data:

(Amounts in thousands, except per share data)

		Years Ended December 31,
		2004	2003	2002	2001	2000

	Interest income	$ 29,460	$ 29,463	$ 30,944	$ 32,998	$ 30,418
	Interest expense	12,162	12,877	14,266	18,887	17,700
	Net interest income	17,298	16,586	16,678	14,111	12,718
Selected Income Statement Data	Provision for loan losses	1,300	2,053	1,825	1,448	1,277
	Non-interest income	4,572	4,652	3,646	3,364	2,480
	Non-interest expense	14,871	13,470	13,046	11,619	9,713
	Income taxes	1,042	1,195	1,349	1,107	1,229
	Net income	4,657	4,520	4,104	3,301	2,979

	Basic net income	$ 1.75	$ 1.70	$ 1.55	$ 1.25	$ 1.13
	Diluted net income	1.73	1.69	1.54	1.24	1.12
Per share data	Cash dividends declared	0.12	0.10	0.09	0.08	0.07

	Book value per share	14.75	13.33	12.16	10.38	9.17

Selected Balance Sheet Data at End of Year	Loans, net	$387,133	$373,534	$335,644	$322,042	$288,947
	Total securities	133,203	124,964	104,925	100,270	82,632
	Total assets	567,060	543,416	485,603	453,745	405,212
	Total deposits	468,657	450,009	410,301	392,093	346,315
	Stockholders’ equity	39,299	35,434	32,199	27,452	24,183

Selected Balance Sheet Daily Averages	Loans, net	$381,178	$355,593	$332,207	$306,661	$274,384
	Total securities	129,611	115,313	99,768	87,238	78,323
	Total assets	556,995	517,497	465,175	430,723	380,225
	Total deposits	459,761	439,330	398,972	370,111	325,437
	Stockholders’ equity	38,895	36,886	31,286	25,683	21,539

	Return on average assets	0.83%	0.87%	0.87%	0.77%	0.78%
Selected Ratios	Return on average equity	12.55%	13.27%	13.82%	12.78%	13.69%
	Dividend payout ratio	6.87%	5.86%	5.80%	6.39%	6.21%
	Average equity to average assets	6.64%	6.59%	6.32%	6.00%	5.71%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The purpose of this discussion is to provide information about the financial condition and results of operations of the Company and its wholly-owned subsidiaries and other information included in this report. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially form those set forth in the forward-looking statements.

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

·

The ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

·

The ability to continue to attract low cost core deposits to fund asset growth;

·

Maintaining capital levels adequate to support the Company’s growth;

·

Maintaining cost controls and asset qualities as the Company opens or acquires new branches;

·

Reliance on the Company’s management team, including its ability to attract and retain key personnel;

·

The successful management of interest rate risk;

·

Changes in general economic and business conditions in the Company’s market area;

·

Changes in interest rates and interest rate policies;

·

Risks inherent in making loans such as repayment risks and fluctuating collateral values;

·

Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

·

Demand, development and acceptance of new products and services;

·

Problems with technology utilized by the Company;

·

Changing trends in customer profiles and behavior; and

·

Changes in banking and other laws and regulations applicable to the Company.

Overview

Highlands Bankshares, Inc. is a Bank holding company located in southwest Virginia. It conducts operations primarily through its full service banking subsidiary, Highlands Union Bank (“the Bank”). Highlands Union Bank has two wholly owned subsidiaries, Highlands Union Financial Services and Highlands Union Insurance Services. These two subsidiaries offer investment and and insurance products. Revenues and net income derived from these two sources are not significant at this time. Management characterizes the Bank as a "community bank" operation.

Commercial banking is the primary business of the Company which it conducts through its subsidiary bank. The Bank offers general retail and commercial banking services to individuals, businesses and local government unit customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer, credit card and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks and savings bond sales; and providing other miscellaneous services normally offered by commercial banks. The Bank makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans.

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

Presented below is a discussion of the accounting policy that management believes is the most important to the portrayal and understanding of the Company’s financial condition and results of operations.  This critical accounting policy requires management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K.

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb the estimate of probable losses inherent in the loan portfolio.  The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance the systems are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

Performance Summary

The following table shows the Company’s key performance ratios for the period ended December 31, 2004 and 2003:

	12/31/04	12/31/03

Return on Average Assets	0.83%	0.87%
Return on Average Equity	12.55%	13.27%
Basic Earnings Per Share	$1.75	$1.70
Fully Diluted Earnings Per Share	$1.73	$1.69
Net Interest Margin (1)	3.60%	3.67%

(1)

Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.

The Company’s key performance ratios are dependent on the general state of the local and national economy. Economic conditions dictate interest rate levels and loan growth, both of which directly impact the Company's performance.  The Company’s future net interest margin is also dependent upon the asset / liability mix of its interest earning assets and the makeup of its various funding sources. (See the discussion in "Net Interest Income" below.)

Growth

The following table shows HBI’s key growth indicators for the period ended December 31, 2004 and 2003:

	12/31/04	12/31/03

Securities	$128,953	$122,064
Loans, net	$387,133	$373,534
Deposits	$468,657	$450,009
Assets	$567,060	$543,416

The increase in loans is due to its increase in real estate secured balances, both commercial real estate and residential real estate. Loans secured by collateral other than real estate and unsecured loans decreased by approximately $8.8 million dollars.

Asset Quality

Key asset quality indicators are shown below:

	12/31/04	12/31/03

Non- accrual loans	$3,902	$3,723
Loans past due over 90 days	661	802
Other real estate owned	1,047	370
Allowance for loan losses to total loans	1.07%	1.13%
Net charge-off ratio	0.36%	0.44%

For further information see the discussion under "Provision and Allowances for Loan Losses".

Results of Operations

Net Interest Income

2004 versus 2003

Net interest income for 2004 was $17,298,000, an increase of $712,000 over 2003. During 2004 interest income decreased $3,000 as assets repriced downward. Interest-bearing liabilities also repriced downward, causing a decline in interest expense. The net result of these events was a slight decrease in the net interest margin to 3.60% from 3.67% in 2004. The current trend is the result of an unusually long period of low interest rates. Based on currently available data, management believes that interest rates will continue to rise as the economy continues to recover. Management has made a concerted effort to continue to keep its mix of fixed rate and adjustable rate assets in line to prevent an adverse condition in the event of rising rates. The ultimate effect would depend on the exact timing, amount and number of rate increases experienced. (For additional information see the comments under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk".

The tax equivalent yield on earning assets for 2004 was 5.95%, declining 39 basis points during the year. During the same period, the yield on interest bearing liabilities decreased by 35 basis points. The continued period of low interest rates resulted in many of the 1-4 family adjustable rate mortgages as well as adjustable rate securities to continue reprice downward. New loans and securities were also made at lower rates.

2003 versus 2002

Net interest income for 2003 was $16,586,000, a decrease of $92,000 or 0.55% over 2002. This decrease was primarily the result of the continued low interest rate environment the Company experienced throughout all of 2003. The yield on average earning assets for 2003 was 6.34%, declining 84 basis points during the year. During the same period, the yield on interest bearing liabilities decreased by 67 basis points. These combined to produce a decrease in the net interest margin of 28 basis points. While the rate environment continued to be generally favorable to the Company's overall profitability, it was the opinion of management that the then current rate levels were not sustainable over a long period of time. It was believed that, as the general economy recovered, interest rates could be expected to increase to negate or control inflationary pressures. In the meantime, while interest rates remained at low levels, it was expected that the Company's yield on earning assets would gradually decline as older, higher rate loans and investments matured or were called. In particular, many of the adjustable rate loans and securities would continue to reprice downward if interest rates remained at historical low levels. To help offset the margin reduction, the Company increased its portfolio of fixed rate municipal bonds. The Company, however continued to increase its portfolio of adjustable rate mortgages to help offset any increase in interest rate risk resulting in these security purchases. The Company had also made a concerted effort to lock in longer term funding by attracting longer term certificates of deposit both locally and nationally and additional long term funding from the FHLB.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2004			2003			2002
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis)
Loans (net of unearned discount (2)	$385,434	$ 24,575	6.38%	$359,187	$ 24,893	6.93%	$335,823	$ 26,095	7.77%
Securities (1)(3)	130,629	4,870	4.73	115,313	4,495	4.87	99,768	4,758	5.52
Federal funds sold	973	15	1.54	7,757	75	0.97	5,544	91	1.64
Total interest-earning assets	$517,036	$ 29,460	5.95%	$482,257	$ 29,463	6.34%	$441,134	$ 30,944	7.18%
LIABILITIES
Interest bearing liabilities
Interest bearing dep.	$392,475	$ 9,310	2.37%	$380,229	$ 10,335	2.72%	$343,900	$ 11,768	3.42%
Other interest bearing Liabilities	57,602	2,852	4.95	41,119	2,542	6.18	38,783	2,498	6.44
Total interest-bearing liabilities	$450,077	$ 12,162	2.70%	$421,348	$ 12,877	3.06%	$382,683	$ 14,266	3.73%
Net interest income.		$ 17,298			$ 16,586			$ 16,678
Net margin on int. earning assets on a tax equivalent basis			3.60%			3.67%			3.95%
Average interest spread			3.25%			3.29%			3.45%

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

Analysis of Changes in Interest Income and Interest Expense

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).

    Increase/(Decrease) Due to Volume and Rate

	2004 Compared to 2003			2003 Compared to 2002
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
(Dollar amounts in thousands)
INTEREST INCOME Securities	$ 708	$ (333)	$ 375	$ 483	$ (756)	$ (263)
Federal funds sold	(104)	44	(60)	21	(37)	(16)
Loans	1,674	(1,992)	(318)	1,619	(2,821)	(1,202)
Total Income Change	$ 2,278	$ (2,281)	$ (3)	$ 2,123	$ (3,604)	$ (1,481)
INTEREST EXPENSE Savings and time deposits	$ 290	$ (1,315)	$ (1,025)	$ 988	$ (2,420)	$ (1,433)
Other interest-bearing liabilities	816	(506)	310	144	(101)	43
Total Expense Change	$ 1,106	$ (1,821)	$ (715)	$ 1,132	$ (2,521)	$ (1,390)
Increase (Decrease) in Net Interest Income	$ 1,172	$ (460)	$ 712	$ 991	$ (1,083)	$ (91)

Non-interest Income

2004 versus 2003

Non-interest income’s primary components include service charges on deposit accounts, securities gains, commissions, fees and other operating income. Non-interest income for 2004 was $4,572,000 a 1.72% decrease from 2003.   Service charges on deposits decreased by $18,000. The number of checks processed continues to decline as the number of electronic transactions increases.  Merchant and debit card fee income increased by $108,000 over 2003 due to increases in merchant and interchange fees. The use of debit cards increased significantly over the prior period. Any future increases will also be volume related.  Net securities gains and losses were down $189,000 from 2003. Income received during 2004 from the Company’s investment in Virginia Title Company, LLC. totaled $184,000, an increase of $23,000 over 2003. Earnings related to its investment in Bank Owned Life Insurance totaled $354,000 or a decrease of $4,000 as compared to 2003.

Non-interest Income (continued)

2003 vs. 2002

Non-interest income for 2003 was $4,652,000 reflecting an increase of $1,006,000 over 2002. A majority of this increase was due to a $572,000 increase of net gains on sales of securities.  In addition, Service charges on deposits increased by $45,000. The number of checks processed continues to decline as the number of electronic transactions increases.  Merchant and debit card fee income increased by $46,000 over 2002 due to increases in merchant and interchange fees. The use of debit cards increased significantly over the prior period. Any future increases will also be volume related. Income received during 2003 from the Company’s investment in Virginia Title Company, LLC. totaled $161,000, an increase of $90,000 over 2002. Earnings related to its investment in Bank Owned Life Insurance totaled $358,000 or an increase of $175,000 over 2002. The Bank Owned Life Insurance was purchased in June of 2002.

Non-interest Expense

2004 versus 2003

Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses and other operating expenses. Non-interest expense for 2004 was $14,871,000, an increase of $1,401,000 or 10.40% over 2003. The most significant changes occurred in the salaries and employee benefits. Salaries and employee benefits increased by 12.28% or $951,000. The primary reason for the salaries and benefits expense increasing is due to growth of the Company mainly in the area of branch expansion. The Company opened a new branch in Blountville Tennessee. in August of 2003, opened a new branch in Banner Elk North Carolina in February of 2004 and opened a loan production office in West Jefferson North Carolina during the fourth quarter of 2004. Other non- interest expenses increased also due to Company growth. During the third quarter of 2004, the Company installed a check imaging and distributive capture system and began producing image statements to its customers. This move will allow the company to take advantage of the benefits related to the Check 21 Act which was signed into law in October of 2004.  These systems should also have a positive impact on personnel expense going forward as the handling of checks is diminished.

2003 versus 2002

Non-interest expense for 2003 was $13,470,000, an increase of $424,000 or 3.25% from 2002. The largest increase was in the salaries and employee benefits category, which increased $579,000 or 8.08%. Salaries and employee benefits increased at a rate higher than historical average for the company for several reasons. The Company’s West Abingdon branch was expanded to a full service branch in July of 2003 and its Blountville Tennessee branch opened in August of 2003. Other non-interest expenses remained relatively stable during 2003 as compared to 2002.

Income Taxes

2004 vs. 2003

Income tax expense for 2004 decreased by $153,000 when compared to 2003 primarily due to the additional income related to tax exempt municipal bonds and the Company’s earnings related to the tax exempt earnings related to its Bank Owned Life Insurance. Tax exempt income continues to be the primary difference between the "expected" and reported tax expense. See Note 7 of the Notes to Consolidated Financial Statements for additional information relating to income taxes.

2003 vs. 2002

Income tax expense decreased in 2003 due to the increase in holdings of tax exempt municipal bonds. Tax exempt interest income continues to be the primary difference between the "expected" and reported income tax expense.

Provision and Allowance for Loan Losses

2004 vs. 2003

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions. During the first half of 2004, the Company greatly enhanced both its credit review and credit analysis departments. Additional staffing was added and enhanced procedures and systems were also implemented.

The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of asset quality deterioration. Part of this pre-credit analysis includes credit scoring modules in its consumer lending area to further enhance its credit quality The internal credit review department also prepares regular analyses of the adequacy of the allowance for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses and makes pool allocations for historical losses for various loan types. The Company uses a rolling 3 year history by loan category in determining pool allocation factors. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions and market area, unemployment trends, the effects of any changes in loan policies, and the effects of competition and regulatory factors on the loan portfolio. The Company’s allowance for loan losses decreased in 2004 from 2003 due to a more favorable economic outlook as well as the enhanced credit review function the Company implemented in 2004. The internal credit review department as well as management has determined that the Company's provision for loan losses is sufficient. Loans past due ninety days or more and still accruing were $661,000 at December 31, 2004, lower than the $802,000 at December 31, 2003. Net charge-offs to total loans decreased from 0.44% in 2003 to 0.36% in 2004.

2003 vs. 2002

Several factors contributed to the Company's decision to increase the provision for loan losses in 2003. Total loans increased by $38,300,000 million during the year. Net charge-offs to total loans increased from 0.40% to 0.44% during 2003. Loans past due ninety days or more and still accruing were $802,000 at December 31, 2003, lower than the $891,000 at December 31, 2002.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2004	2003	2002	2001	2000
Allowance for loan losses at beginning of year	$ 4,274	$ 3,877	$ 3,418	$ 2,950	$ 2,494
Loans charged off:
Commercial	219	299	389	107	69
Real Estate – mortgage	192	270	94	10	0
Consumer	1,089	1,211	1,043	1,087	925
Other	0	0	0	0	0
Total	$ 1,500	$ 1,780	$ 1,526	$ 1,204	$ 994
Recoveries of loans previously charged off:
Commercial	$ 2	$ 8	$ 5	$ 3	$ 6
Real Estate – mortgage	1	0	0	0	0
Consumer	104	116	155	221	167
Other	0	0	0	0	0
Total	$ 107	$ 124	$ 160	$ 224	$ 173

Net loans charged off	$ 1,393	$ 1,656	$ 1,366	$ 980	$ 821

Provision for loan losses	1,300	2,053	1,825	1,448	1,277
Allowance for loan losses end of year	$ 4,181	$ 4,274	$ 3,877	$ 3,418	$ 2,950
Average total loans (net of unearned income)	$ 385,434	$ 359,187	$ 335,823	$ 309,753	$ 277,115
Total loans (net of unearned income) at year-end	$ 391,314	$ 377,808	$ 339,521	$ 325,460	$ 291,897
Ratio of net charge-offs to average loans	0.361%	0.461%	0.407%	0.316%	0.296%
Ratio of provision for loan losses to average loan	0.337%	0.572%	0.543%	0.467%	0.461%
Ratio of provision for loan losses to net charge-off	123.973%	123.973%	133.602%	147.755%	155.542%
Allowance for loan losses to year-end loans	1.068%	1.131%	1.142%	1.050%	1.011%

Factors influencing management's judgment in determining the amount of the loan loss provision charged to operating expense include the quality of the loan portfolio as determined by management, the historical loan loss experience, diversification as to type of loans in the portfolio, the amount of secured as compared with unsecured loans and the value of underlying collateral, banking industry standards and averages, and general economic conditions.

Non-performing loans

Loans of the Bank are reviewed regularly by senior officers to evaluate loan performance. The frequency of the review is based on a rating of credit worthiness of the borrower utilizing various factors such as net worth, credit history, customer relationship, etc. The evaluations emphasize different factors depending upon the type of loan involved. Commercial and real estate loans are reviewed on the basis of estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.

Management’s review of commercial and other loans may result in a determination that a loan should be placed on a non-accrual of interest basis. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full collectability of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.

The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. The table below reflects information relating to the Bank’s non-performing loans, non-accrual loans, loans past-due 90 days and more and still accruing, interest income lost on non-accruing loans and interest income realized on loans past-due 90 days and more and still accruing as of the five periods ended December 31, 2004, 2003, 2002, 2001 and 2000.

	2004	2003	2002	2001	2000
(Amounts in thousands)

Non-performing loans	$ 4,653	$ 4,521	$ 2,606	$ 2,063	$ 1,502

Non-accrual loans	$ 3,902	$ 3,723	$ 1,728	$ 1,159	$ 586

Loans past-due 90 days and more and still accruing	$ 661	$ 802	$ 891	$ 950	$ 916

Interest income lost on non-accruing loans	$ 237	$ 235	$ 104	$ 73	$ 121

Interest income realized on loans past-due 90 days and more and still accruing	$ 44	$ 15	$ 18	$ 15	$ 17

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses as of December 31, 2004, 2003, 2002, 2001 and 2000.

	Year Ended December 31, Percent of Loans in each Category (Dollars in Thousands)
	2004(1)			2003			2002
	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans
Commercial	$ 705	16.86%	9.13%	$ 830	19.42%	10.37%	$ 972	25.06%	10.87%
Real Estate	1,302	31.16	76.40	224	5.24	73.25	228	5.89	70.60
Consumer	953	22.79	13.25	3,220	75.34	15.08	2,672	68.93	17.05
Other / Unallocated	1,221	29.19	1.22	0	0.00	1.30	5	0.12	1.48
Total	$ 4,181	100.00%	100.00%	$ 4,274	100.00%	100.00%	$ 3,877	100.00%	100.00%

	2001			2000
	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans
Commercial	$ 857	25.06%	7.98%	$ 739	25.06%	12.52%
Real Estate	201	5.89	66.09	174	5.89	62.29
Consumer	2,356	68.93	24.92	2,033	68.93	24.09
Other	4	0.12	1.01	4	0.12	1.10
Total	$ 3,418	100.00%	100.00%	$ 2,950	100.00%	100.00%

1)

Percentages for 2004 are categorized differently from prior years due to the Company’s change in its methodology of the calculation of the Allowance for Loan Loss Reserve. More enhanced pooling allocation factors are now being used in addition to more detailed historical data being utilized. The allowance for loan loss reserve is computed quarterly by the Company’s internal credit review department and is reviewed by the Senior Financial Officers of the Company. Management feels its new method, implemented in 2004, pertaining to the allocation of loan loss reserve is both adequate and more properly allocates the reserve among the various loan categories. (See Note 1 in the Company’s Financial Statements for further detail concerning allowance for loan losses.)

Financial Condition

Balance Sheet

2004 vs. 2003

Total assets of the Company increased by $23,644,000 or 4.35% in 2004. Net loans increased by $13,599,000 or 3.64%. Securities and Other investments increased by $8,239,000 or 6.59%. Total deposits increased by $18,648,000 or 4.14%. Asset growth was primarily attributable to increased market share in both North Carolina and Tennessee.

2003 vs. 2002

Total assets for the Company at December 31, 2003 were $543,416,000. This represents an increase of $57,813,000 or 11.91% when compared to 2002. Much of the growth was due to the increase in loans totaling $38,287,000. The North Carolina market continues to be a strong loan market for the Company.

Loans

2004 vs. 2003

Loans net of unearned income and deferred fees increased by $13,506,000 or 3.57% in 2004. Loans secured by real estate showed an increase of approximately $22,350,000, however this was offset by a decline in loans secured by collateral other than real estate ($7,100,000) and a decrease in unsecured loans of $1,690,000. Management believes the decline in loans in these two categories is due to several reasons.

·

General economic conditions and the lack of employment opportunity in portions of the Company's market area.

·

A decline in consumer requests for new car financing because of special financing incentives offered by automobile companies.

·

Stricter credit scoring / underwriting implemented in 2004.

·

Consumers taking advantage of low mortgage rates to refinance home mortgages to obtain funds that might otherwise have been borrowed through a consumer loan.

Reversal of this trend may occur to some extent as economic conditions change and higher interest rates make mortgage refinancing less appealing. However, management believes that automotive related financing offers and competition from the credit card sector will remain strong. In January of 2005, the Bank decided to discontinue originating indirect loans (dealer paper). This decision might also have some negative impact on the potential growth relating to consumer lending. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income but should have a favorable impact on future net charge-offs as the percentage of residential and commercial real estate secured loans to total loans increases.

2003 vs. 2002

Loans net of unearned income and deferred fees grew by $38,290,000 or 11.28% during 2003. As can be seen by the balance sheet, the composition of the loan portfolio shifted more heavily toward the real estate secured category during 2003. Total outstanding loans secured by real estate increased by $36,910,000 during 2003. The Company continues to be primarily a real estate lender, both residential and commercial real estate.

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, 2004 for each of the past five years:

	December 31, (Dollars in thousands)
	2004		2003		2002		2001		2000
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$ 146,970	37.54%	$ 141,693	37.49%	$ 128,462	37.82%	$114,556	35.18%	$102,631	35.14%
Multi-family	3,379	0.86	2,651	0.70	3,383	1.00	3,011	0.92	3,909	1.34
Commercial, Construction and Land Development	122,997	31.42	113,146	29.93	85,468	25.16	80,673	24.77	61,666	21.11
Second Mortgages	7,419	1.89	6,976	1.85	11,676	3.43	7,737	2.38	5,342	1.83
Equity Line of Credit	8,981	2.29	7,430	1.96	5,253	1.54	4,166	1.28	3,455	1.18
Farmland	9,347	2.39	4,843	1.28	5,589	1.65	5,065	1.56	4,928	1.69
	$ 299,093	76.40%	$ 276,739	73.21%	$ 239,831	70.60%	$215,208	66.09%	$181,931	62.29%
Secured, Other:
Personal	$ 44,222	11.30%	$ 48,637	12.87%	$ 49,483	14.57%	$ 60,532	18.59%	$ 63,137	21.62%
Commercial	24,992	6.38	27,247	7.21	26,043	7.67	26,002	7.98	26,463	9.05
Agricultural	4,024	1.03	4,506	1.19	4,209	1.23	3,274	1.01	2,498	0.86
	$ 73,238	18.71%	$ 80,390	21.27%	$ 79,735	23.47%	$ 89,808	27.58%	$ 92,098	31.53%

Unsecured:	$ 19,176	4.90%	$ 20,868	5.52%	$ 20,135	5.93%	$ 20,614	6.33%	$ 18,059	6.18%

Loans, gross	$ 391,507	100.00%	$ 377,997	100.00%	$ 339,701	100.00%	$325,630	100.00%	$292,088	100.00%

The following table shows the maturity of loans outstanding, inclusive of contractual amortization, as of December 31, 2004

	December 31, 2004 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 family	$ 7,011	$ 4,405	$ 26,629	$ 10,635	$ 25,945	$ 75,345	$ 146,970
Multi-family	155	-	3,224	-	-	-	3,379
Commercial, Construction & Land Development	21,334	16,885	57,021	4,677	13,113	9,967	122,997
Second Mortgages	1,026	392	2,754	290	2,271	686	7,419
Equity Line of Credit	-	898	-	3,593	-	4,490	8,981
Farmland	746	2,715	5,340	100	312	134	9,347
Secured, Other:
Personal	13,903	11	28,776	-	1,532	-	44,222
Commercial	6,050	6,686	11,421	449	370	16	24,992
Agricultural	506	2,130	1,318	21	49	-	4,024
Unsecured	5,294	9,355	3,243	1,067	217	-	19,176

Loans, Gross	$ 56,025	$ 43,477	$ 136,726	$ 20,832	$ 43,809	$ 90,638	$ 391,507

Securities

2004 vs. 2003

Investment Securities, available for sale, increased $6,890,000 (market value) from December 31, 2003 to December 31, 2004.  The majority of the increase was related to purchases of adjustable rate mortgage backed securities, many of which have an initial reset date of 3 or 5 years. During the continued low interest rate environment, management has made a concerted effort to purchase securities that will not only blend in with the Company’s overall asset liability strategy but also maximize yield. A majority of the monthly pay-downs on securities were prepayments on variable rate securities as a result of the prepayments occurring on the underlying mortgages. The Senior Financial Officers review and manage the security portfolio on an ongoing basis.

2003 vs. 2002

Investment Securities available for sale increased $19,320,000 (market value) from December 31, 2002 to December 31, 2003.  The majority of the increase (approximately $17,900,000 in market value) was related to purchases of bank qualified tax-exempt municipal bonds. Management’s philosophy as it pertains to the securities portfolio is to purchase securities that will not only blend in with the Company’s overall asset liability strategy but also maximize yield. Due to the Company having a substantial portion of its earning assets being variable rate, the Company increased its investment in fixed rate municipal bonds in an effort to maximize earnings during the continued low rate environment.

Investment Portfolio

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2004.

	(Amounts in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mtg.-backed Sec – fixed rate	$ -	$ 1,279	$ 8,649	$ 2,284	4.07%	$ 12,212	$ 12,250
Mtg.-backed Sec – variable rate	-	-	-	48,947	3.39	48,947	49,097
State & Muni’s – tax exempt	-	229	749	46,383	6.12	47,361	46,567
State & Muni’s – taxable	-	503	309	-	4.25	812	812
U.S. Agencies – fixed rate	-	-	-	753	4.10	753	750
U.S. Agencies – variable rate	-	-	-	503	7.64	503	497
Agency Preferred – fixed rate	-	-	-	1,332	5.29	1,332	1,503
Agency Preferred – variable rate	-	-	-	7,772	3.52	7,772	9,345
Corporate bonds – fixed rate	-	-	-	1,909	6.74	1,909	1,928
Corporate bonds – variable rate	-	-	494	6,653	4.08	7,147	7,164
Asset-backed - variable rate	-	-	-	-	-	-	-
SBA bonds – variable rate	-	-	-	176	2.21	176	179
CMO’s – variable rate	-	-	-	29	3.74	29	29

TOTAL	$ -	$ 2,011	$ 10,201	$ 116,741		$ 128,953	$ 130,121

Total fixed rate securities	$ -	$ 2,011	$ 9,707	$ 52,661		$ 64,379	$ 63,810

Total variable rate securities	$ -	$ -	$ 494	$ 64,080		$ 64,574	$ 66,311

Deposits

2004 vs. 2003

Total deposits grew by $18,648,000 or 4.14% in 2004. Non-interest bearing demand deposits increased by $13,849,000. Interest bearing demand and savings accounts declined during the year as customers began placing more funds back into the equity markets. The relatively small $14,000,000 million increase in time deposits is a continuation of the trend of customers being unwilling to choose longer term deposit instruments. This trend is expected to reverse when interest rates move to higher levels, which will provide an incentive for customers to invest for longer periods.

2003 vs. 2002

Total deposits at December 31, 2003 were $450,009,000, an increase of $39,708,000 or 9.68% from December 31, 2002. Interest bearing demand deposits had the largest increase of any category, increasing $14,529,000.  Management believes that the increase in interest-bearing demand deposits is in part due to customers' expectations of higher interest rates in the near to intermediate term, which created a reluctance to commit to longer term deposit instruments.

The following table provides a breakdown of deposits at December 31 for the years indicated:

	December 31,
	(Amounts in Thousands)
	2004	2003	2002

Non-interest bearing demand deposits	$ 72,906	$ 59,057	$ 55,597
Interest bearing demand deposits	58,526	64,048	49,519
Savings deposits	77,186	80,764	70,258
Time deposits	260,039	246,140	234,927
Total Deposits	$ 468,657	$ 450,009	$ 410,301

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 67,274	0.00%	$ 59,094	0.00%	$ 50,605	0.00%
Interest-bearing demand deposits	63,095	1.19	58,771	1.40	40,335	1.76
Savings deposits	82,241	1.07	77,470	1.55	60,690	2.07
Time deposits	247,139	3.11	243,995	3.41	213,907	4.11
Total	$459,749		$439,330		$365,537

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2004 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$ 16,762
Over 3 months through 6 months	13,685
Over 6 months through 12 months	10,691
Over 12 months	35,679
Total	$ 76,817

Effects of Inflation

The Company's consolidated statements of income generally reflect the effects of inflation. Since interest rates, loan demand, and deposit levels are related to inflation, the resulting changes are included in net income. The most significant item which does not reflect the effects of inflation is depreciation expense. Historical dollar values used to determine depreciation expense do not reflect the effects of inflation on the market value of depreciable assets after their acquisition.

Liquidity and Capital Resources

Liquidity is the measure of the Bank’s ability to generate sufficient funds in order to meet customers’ demands for withdrawal of deposit balances and for the funding of loan requests. The Bank maintains cash reserves, in accordance with Federal Reserve Bank guidelines, and has sufficient flow of funds from investment security payments as well as loan payments to meet current liquidity needs.

Management of the Bank continuously monitors and plans the Bank’s liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank, Management believes that these sources of funds provide sufficient and timely liquidity for the foreseeable future.

2004 vs. 2003

The Bank’s major source of funding and liquidity is derived from its deposit base. The mix of the deposit base (demand deposits, statement savings, certificates of deposit, money market and interest checking) is constantly subject to change. During 2004 as reflected in the Consolidated Balance Sheets, the deposit mix changed with an increase in non-interest bearing demand deposits of  $13,850,000, a decrease in interest-bearing NOW and Money Market deposits of $5,520,000, a decrease in statement savings deposits of $3,580,000 and an increase in total time deposits of $13,900,000. During 2004 total deposits increased $18,650,000.

The Bank had approximately $128,950,000 in investment securities at December 31, 2004. The Bank utilizes its investment portfolio as a secondary form of liquidity. Management has designated $128,950,000 of the investment portfolio as available for sale under the requirements of FAS 115. Under this designation, the Bank has the ability to sell any of these available for sale securities to meet extraordinary liquidity needs without negative impact to the financial position or results of operations. The Bank has $116,400,000 of unencumbered securities available as a secondary source of liquidity.

The Consolidated Statements of Cash Flows appearing in the financial statements of the Company reflects a net decrease in cash and cash equivalents of $1,350,000 during the 2004 period. This decrease was greatly due to the Company’s increase in loans and investment securities.  Cash provided from operating activities for 2004 was $5,010,000.

The Company also utilizes its correspondent banks and the FHLB as other sources of funding and liquidity. As of December 31, 2004 the Company had approximately $154,310,000 in lines of credit to fund any necessary cash requirements and advances totaling $50,500,000.

2003 vs. 2002

During 2004 as reflected in the Consolidated Balance Sheets, the deposit mix changed with an increase in non-interest bearing demand deposits of  $3,460,000, an increase in interest-bearing NOW and Money Market deposits of $14,530,000, an increase in statement savings deposits of $10,510,000 and an increase in total time deposits of $11,210,000. During 2003 total deposits increased $39,710,000.

The Bank had approximately $122,060,000 in investment securities at December 31, 2003. The Bank utilizes its investment portfolio as a secondary form of liquidity. Management has designated $122,060,000 of the investment portfolio as available for sale under the requirements of FAS 115. Under this designation, the Bank has the ability to sell any of these available for sale securities to meet extraordinary liquidity needs without negative impact to the financial position or results of operations. The Bank has $111,450,000 of unencumbered securities available as a secondary source of liquidity.

The Consolidated Statements of Cash Flows appearing in the financial statements of the Company reflects a net decrease in cash and cash equivalents of $3,640,000 during the 2003 period. This decrease was greatly due to the Company’s increase in loans and investment securities.  Cash provided from operating activities for 2003 was $6,480,000.

The Company also utilizes its correspondent banks and the FHLB as other sources of funding and liquidity. As of December 31, 2003 the Company had approximately $140,570,000 in lines of credit to fund any necessary cash requirements and advances totaling $49,000,000.

Liquidity strategies are implemented and monitored on a daily basis by members of the Company’s Asset Liability Committee (ALCO). The Committee uses a simulation model to assess future liquidity needs of the Company and to manage the investment of funds. The ALCO Committee meets formally on a monthly basis.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Off-Balance Sheet Arrangements

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Contractual Obligations

Listed below are the contractual obligations of the Company and its Subsidiaries at December 31, 2004 aggregated by type and due date. Optional call date provisions are reflected in the table below.

	Total	Less than one year	One to Three Years	Three to Five Years	More Than Five Years

Long-term debt obligations	$ 25,335	$ 0	$ 15,103	$ 10,119	$ 113
Capital lease obligations	-	-	-	-	-
Operating lease obligations	80	37	43	-	-
Purchase obligations (1)	750	750	-	-	-
Other long-term liabilities reflected on the Company’s balance sheet	6,300	-	-	6,300	-

(1)

The above purchase obligations represent approximate amounts remaining to be disbursed for the Company’s automated teller proof equipment and related software and remaining costs pertaining to the Company’s expansion of its Abingdon, Virginia property located at 250 W. Valley St. (see Properties section for further explanation).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Interest rate risk refers to the exposure of the Company’s earnings and market value of equity (“MVE”) to changes in interest rates. The amount of change in net interest income and MVE resulting from shifts in interest rates is determined by contractual maturity of fixed rate instruments, the repricing date for variable rate instruments, competition and customer reactions.

The Company runs simulation models through a range of positive and negative interest rate movements to determine the effect these shifts in interest rates would have on the market value of the Company’s equity. The market value is determined by applying a discount rate to the Company’s interest-earning assets and interest-bearing liabilities, that are not carried at market value, based on current rate levels at the time the model is run and calculating the present value of future cash flows.

There are several common sources of interest rate risk that must be effectively managed to maintain minimal impact on the Company’s earnings and capital. Repricing risk comes largely from timing differences in the pricing of interest-earning assets and interest-bearing liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest and principal payments and maturing assets at lower or higher rates. Basis risk arises when different yield curves or pricing indices do not change at precisely the same moment in time or magnitude so that earning assets and interest-bearing liabilities with the same maturity are not affected equally. Yield curve risk refers to unequal movements in short-term and long-term interest rates.

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company is a party to financial instruments with off-balance sheet risks such as commitments to extend credit and standby letters of credit and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 16 of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products.

The following table provides the maturities of investment securities, loans, and deposits as of December 31, 2004, and measures the interest rate sensitivity gap for each range of maturity indicated:  The amounts below also reflect various prepayment assumptions.

	December 31, 2004 (Dollars in Thousands) Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
ASSETS
Interest-bearing Investment Securities	$ 12,536	$ 26,629	$ 94,037	$ 133,202
Fed Funds Sold	1,714	-	-	1,714
Loans	154,824	190,883	45,607	391,314
Other interest bearing assets	-	0	-	-
Non-interest bearing Other Assets	-	-	40,830	40,830

Total Assets	$ 169,074	$ 217,512	$ 180,474	$ 567,060

LIABILITIES AND SHARE- HOLDERS’ EQUITY
Interest-bearing
(1) All Interest bearing Deposits	$ 275,864	$ 114,627	$ 5,260	$ 395,751
Other Interest bearing Liab.	12,584	44,511	88	57,183
Non-interest-bearing
Demand Deposit Non-Interest	-	-	72,906	72,906
Other Liabilities	-	-	1,921	1,921
Shareholders’ Equity	-	-	39,299	39,299
Total Liabilities and Shareholders’ Equity	$ 288,448	$ 159,138	$ 119,474	$ 567,060

Interest Rate Sensitivity GAP	$(119,374)	$ 58,374	$ 61,000	$ -

(1) For purposes of this schedule, the Company includes 100% of its statement savings, NOW and MMDA’s in the one year column.

Asset Liability Management

The Company’s primary objectives for asset and liability management are to establish internal controls and procedures that will result in managing interest rate risk, liquidity management, capital planning, asset mix and volume control, and loan and deposit pricing. The Asset and Liability Committee (ALCO) is headed by the CEO and includes management personnel from the different areas of the Bank. The Committee meets on a monthly basis.

 Interest rate risk refers to the exposure of the Company’s earnings to changes in interest rates. There are several sources of interest rate risk that must be effectively managed if there is to be minimal impact on the Company’s earnings and capital.

Repricing risk arises from timing differences in the repricing of assets and liabilities.  Reinvestment risk refers to the ability, or lack thereof, to reinvest cash flows of maturing assets at lower or higher rates.

In determining the appropriate level of interest rate risk, the ALCO reviews the changes in projected net interest income subject to various changes in interest rates. To help effectively measure interest rate risk, the ALCO utilizes rate sensitivity and simulation analysis to determine the impact on net interest income as well as the changes in the Economic Value of Equity. Simulation analysis is used to subject or “shock” the current repricing and maturing amounts to rising and falling interest rates. Rate change increments of 1% and 2% up and down are used in the monthly simulation analysis. Loan and investment security prepayments are estimated using current market information.

While this planning process is designed to protect the Company over the long-term, it does not provide near-term protection from interest rate shocks, as interest rate sensitive assets and liabilities do not, by their nature, move up or down in tandem in response to changes in the overall rate environment. The Company's profitability in the near term may be temporarily affected either positively by a falling interest rate scenario or negatively by a period of rising rates.

The following table shows the estimated cumulative impact on net interest income (NII) for the next 12 months as of December 31, 2004, subject to the specified interest rate changes. For purposes of this schedule the Company used a parallel rate shock on its interest earning assets and interest bearing liabilities. A parallel rate shock means that a 100 basis point increase in the rate index (prime rate) would result in an immediate 100 basis point increase on interest earning assets and interest bearing liabilities subject to the interest rate reset date. The Company uses a 50 basis point slope for its computation. The slope is the number of basis points per month that an index can increase or decrease until it reaches the target rate.

Rate change increment	% change in NII	$ change in NII

Up 100 basis points	-3.47%	-652,000
Up 200 basis points	-6.19%	-1,162,000
Down 100 basis points	3.30%	620,000
Down 200 basis points	1.83%	345,000

The above schedule assumes that 100% of the Company’s interest bearing checking accounts and 100% of its statement savings accounts would reprice according to the above increments.

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2004:

Independent Registered Auditor’s Report;

Consolidated Statements of Financial Condition as of December 31, 2004, 2003 and 2002;

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2004;

Consolidated Statements of Stockholder’s Equity for each of the years in the three year period ended December 31, 2004;

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2004; and

Notes to Consolidated Financial Statements for December 31, 2004, 2003 and 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

On an on-going basis, senior management monitors and reviews the internal controls established for the various operating activities of the Bank. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by Company’s financial officers to prepare the Corporation’s periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly.  Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee.

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Chief Operations Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO, COO, CFO and VP Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO, COO, CFO and VP Accounting, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Corporation’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees – Audit Committee” and “Code of Ethics” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Director Compensation,” “Executive Officer Compensation,” “Stock Options,” “Option Exercises and Holdings” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plans” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Certain Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)  (1)

The response to this portion of Item 15 is submitted as a separate section of this report.

(2)

All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2004 Consolidated Financial Statements.

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

11

Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2004 Annual Report to Shareholders and incorporated herein by reference).

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

31.3

Section 302 Certification of Chief Financial Officer of the Corporation.

31.4

Section 302 Certification of Chief Financial Officer of the Bank.

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2

Statement of Chief Operations Officer Pursuant to 18 U.S.C. § 1350.

32.3

Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350.

32.4

Statement of Chief Financial Officer of the Bank Pursuant to 18 U.S.C. § 1350.

(b)

Exhibits.

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)

Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

Date:  March 26, 2005

BY: /s/ Samuel L. Neese

      Samuel L. Neese

      Executive Vice President and

      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 26, 2004.

Signature	Title	Date
/s/ James D. Morefield James D. Morefield	Chairman of the Board, and Director	March 26, 2005
/s/ Dr. James D. Moore, Jr. Dr. James D. Moore, Jr.	President	March 26, 2005
/s/ J. Carter Lambert J. Carter Lambert	Vice Chairman	March 26, 2005
/s/ Samuel L. Neese Samuel L. Neese	Executive Vice President, and Chief Executive Officer	March 26, 2005
/s/ James T. Riffe James T. Riffe	Executive Vice President and Cashier	March 26, 2005
/s/ William E. Chaffin William E. Chaffin	Director	March 26, 2005
/s/ E. Craig Kendrick E. Craig Kendrick	Director	March 26, 2005

Signature	Title	Date
/s/ Clydes B. Kiser Clydes B. Kiser	Director	March 26, 2005
/s/ Charles P. Olinger Charles P. Olinger	Director	March 26, 2005
/s/ William J. Singleton William J. Singleton	Director	March 26, 2005
/s/ Dr. H. Ramsey White, Jr. Dr. H. Ramsey White, Jr.	Director	March 26, 2005

EXHIBIT INDEX

Exhibit No.

Description

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

31.3

Section 302 Certification of Chief Financial Officer of the Corporation.

31.4

Section 302 Certification of Chief Financial Officer of the Bank.

32.1

Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2

Statement of Chief Operations Officer Pursuant to 18 U.S.C. § 1350.

32.3

Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350.

32.4

Statement of Chief Financial Officer of the Bank Pursuant to 18 U.S.C. § 1350.