Form 10-Q
period 2005-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2005-05-16
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

2,662,049 shares of common stock, par value $1.25 per share,

outstanding as of May 13, 2005

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2005

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004 (Note 1)
3

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2005 and 2004

4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2005 and 2004

5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2005 and 2004

6

Notes to Consolidated Financial Statements (Unaudited)	7-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

10-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	17

PART I. FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) March 31, 2005	(Note 1) December 31, 2004

Cash and due from banks	$ 11,283	$ 11,795
Federal funds sold	690	1,714

Total Cash and Cash Equivalents	11,973	13,509

Investment securities available for sale (amortized cost $137,905 as of March 31, 2005, $130,121 as of December 31, 2004)	135,857	128,953
Other investments, at cost	4,279	4,250
Loans, net of allowance for loan losses of $4,201 at March 31, 2005, $4,181 at December 31, 2004	391,211	387,133
Premises and equipment, net	16,509	16,638
Interest receivable	2,992	2,757
Other assets	13,960	13,820

Total Assets	$ 576,781	$ 567,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 70,544	$ 72,906
Interest bearing	406,739	395,751

Total Deposits	477,283	468,657

Interest, taxes and other liabilities	2,846	1,921
Other short-term borrowings	13,049	25,548
Long-term debt	37,822	25,335
Capital securities	6,300	6,300

Total Other Liabilities	60,017	59,104

Total Liabilities	537,300	527,761

STOCKHOLDERS’ EQUITY

Common stock (2,662 and 2,665 shares issued and outstanding, respectively)	3,328	3,331
Additional paid-in capital	6,462	6,418
Retained earnings	31,043	30,321
Accumulated other comprehensive income	(1,352)	(771)

Total Stockholders’ Equity	39,481	39,299

Total Liabilities and Stockholders’ Equity	$ 576,781	$ 567,060

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
INTEREST INCOME
Loans receivable and fees on loans	$ 6,367	$ 6,169
Securities available for sale:
Taxable	608	513
Exempt from taxable income	644	636
Other investment income	30	20
Federal funds sold	14	3

Total Interest Income	7,663	7,341

INTEREST EXPENSE
Deposits	2,535	2,307
Federal funds purchased	13	10
Other borrowed funds	750	655

Total Interest Expense	3,298	2,972

Net Interest Income	4,365	4,369

Provision for Loan Losses	288	348

Net Interest Income after Provision for Loan Losses	4,077	4,021

NON-INTEREST INCOME
Securities gains (losses), net	280	53
Service charges on deposit accounts	524	619
Other service charges, commissions and fees	280	176
Other operating income	160	183

Total Non-Interest Income	1,244	1,031

NON-INTEREST EXPENSE
Salaries and employee benefits	2,251	2,100
Occupancy expense of bank premises	203	189
Furniture and equipment expense	371	408
Other operating expense	957	890

Total Non-Interest Expense	3,782	3,587

Income Before Income Taxes	1,539	1,465

Income Tax Expense	295	275

Net Income	$ 1,244	$ 1,190

Basic Earnings Per Common Share	$ 0.47	$ 0.45

Earnings Per Common Share – Assuming Dilution	$ 0.46	$ 0.42

Dividends Per Share	$ 0.15	$ 0.12

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,244	$ 1,190
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	288	348
Provision for deferred income taxes	48	-
Depreciation and amortization	295	241
Net realized gains on available-for-sale securities	(280)	(53)
Net amortization on securities	133	114
Amortization of capital issue costs	4	3
Increase in interest receivable	(235)	(36)
(Increase) decrease in other assets	143	(164)
Increase in interest, taxes and other liabilities	925	739

Net cash provided by operating activities	2,565	2,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	6,619	4,511
Proceeds from maturities of debt and equity securities	4,794	4,488
Purchase of debt and equity securities	(19,048)	(18,718)
Purchase of other investments, net	(48)	300
Net increase in loans	(4,419)	(1,958)
Premises and equipment expenditures	(130)	(543)

Net cash used in investing activities	(12,232)	(11,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	13,787	(6,017)
Net increase (decrease) in demand and savings and time deposits	(5,162)	9,273
Net increase (decrease) in short-term borrowings	(12,500)	3,383
Net increase (decrease) in long-term debt	12,488	(12)
Cash dividends paid	(400)	(319)
Proceeds from exercise of common stock options	46	53
Repurchase of common stock	(128)	-

Net cash provided by financing activities	8,131	6,361

Net increase in cash and cash equivalents	(1,536)	(3,177)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,509	14,862

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$ 11,973	$ 11,685

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 3,089	$ 3,198
Income taxes	$ -	$ -

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2003	2,659	$ 3,324	$ 6,305	$ 25,984	$ (179)	$ 35,434

Comprehensive income:
Net income	-	-	-	1,190	-	1,190
Change in unrealized gain on securities available for sale, net of deferred income tax benefit of $520	-	-	-	-	1,010	1,010
Less: reclassification adjustment net of deferred tax expense of $18	-	-	-	-	(35)	35
Total comprehensive income	-	-	-	-	-	2,165

Common stock issued for stock options exercised, net	3	3	50	-	-	53
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	-
Cash dividend	-	-	-	(319)	-	(319)

Balance, March 31, 2004	2,662	$ 3,327	$ 6,355	$ 26,855	$ 796	$ 37,333

Balance, December 31, 2004	2,665	$ 3,331	$ 6,418	$ 30,321	$ (771)	$ 39,299

Comprehensive income:
Net income	-	-	-	1,244	-	1,244
Change in unrealized loss on securities available for sale, net of deferred income tax benefit of $199	-	-	-		(396)	(396)
Less: reclassification adjustment net of deferred tax expense of $95	-	-	-		(185)	(185)
Total comprehensive income	-	-	-	-	-	663

Common stock issued for stock options exercised, net	2	2	44	-	-	46
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	-
Common stock repurchased	(4)	(5)	-	(122)	-	(127)
Cash dividend	-	-	-	(400)	-	(400)

Balance, March 31, 2005	2,663	$ 3,328	$ 6,462	$ 31,043	$ (1,352)	$ 39,481

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2004 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2004 Form 10-K. The results of operations for the three-month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 is as follows:

	2005	2004

Balance, January 1	$ 4,181	$ 4,274
Provision	288	348
Recoveries	52	19
Charge-offs	(320)	(362)

Balance, March 31	$ 4,201	$ 4,279

Note 3  -  Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2005	2004

Tax expense at statutory rate	$ 523	$ 498
Reduction in taxes from:
Tax-exempt interest	(219)	(216)
Other, net	(9)	(7)

Provision for income taxes	$ 295	$ 275

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4  - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank as of March 31, 2005.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	11.56%	12.64%	7.87%

Highlands Union Bank	9.78%	10.86%	6.67%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of trust preferred debt securities on January 23, 1998.  These securities were issued by Highlands Capital Trust, a wholly owned subsidiary of the Company, at a price per share of $25.00.  These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company’s discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these securities. The shares were repurchased in April 2003 at a price of $26.15 per share, which is equal to the 2008 call price. For future regulatory capital purposes, $6.3 million par value of trust preferred securities are outstanding and remain eligible to be included in Tier 1 or Tier 2 capital of the Company.

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2005 and 2004.

	Basic EPS	Weighted Average Number of Shares	Diluted EPS	Weighted Average Number of Shares
Quarter Ended:
March 31, 2005	$ 0.47	2,662,930	$ 0.46	2,696,101
March 31, 2004	$ 0.45	2,660,314	$ 0.42	2,806,572

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 7 – Dividend Reinvestment and Stock Purchase Plan

On March 1, 2002, the Company initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) for its shareholders. The Plan enables shareholders to reinvest their cash dividends to purchase additional shares of the Company’s common stock. Shareholders also have the option to make additional cash purchases of stock ranging from $100 to $5,000 per quarter. Shares in the Plan, which covers 50,000 shares of common stock, are purchased in the open market or directly from the Company. The Plan has been widely accepted by the shareholder base.

Note 8 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of approximately $3.11 million; equity lines of credit of approximately $8.81 million; credit card lines of credit of approximately $4.05 million; commercial real estate, construction and land development commitments of approximately $1.26 million; and other unused commitments to fund interest earning assets of approximately $39.49 million.

Additionally, as of March 31, 2005, approximately $750 thousand remains to be disbursed for automated teller proof equipment and related software and remaining costs pertaining to the Company’s expansion of its Abingdon, Virginia property located at 250 W. Valley Street.

Note 9 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide services in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for the beginning of the first annual reporting period after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company is currently assessing the impact of this statement on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. In December 2003, the FASB issued FIN 46R, which among other things, revised the implementation dates. The Company is required to immediately apply FIN 46 and FIN 46R (the “Interpretation”) to any entity that is subject to the Interpretation and that is created after December 31, 2003. The Company is also required to apply the Interpretation to any entity subject to the Interpretation that was created before December 31, 2003 by the beginning of the first annual period beginning after December 15, 2004. The Company’s adoption of this standard did not have a material impact on the Company’s quarterly financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations that is not otherwise apparent from the consolidated financial statements and the notes thereto incorporated by reference or included in this report.  Reference should be made to those statements and the notes thereto for an understanding of the following discussion and analysis.

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

Presented below is a discussion of those accounting policies that management believes are the most important to the portrayal and understanding of the Company’s financial condition and results of operations.  These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements in the 2004 Form 10-K.

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

The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loan losses.  This estimate of losses is compared to the allowance for loan losses of the Company as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made.  If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates.  If the estimate of losses is below the range of reasonable estimates, the allowance would be reduced by way of a credit to the provision for loan losses.  The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties  and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high.  If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Results of Operations

Results of operations for the three-month periods ended March 31, 2005 and March 31, 2004 reflected net income of $1.24 million and $1.19 million, respectively, an increase of 4.54%. This increase was in part due to the Company’s ability to hold its net interest margin as well as reducing the amount of provision for loan losses over the corresponding 2004 period. Over the past 12 months, as the Federal Reserve has increased short-term rates, the Company has had a significant portion of its interest earning assets reprice due to the fact that they were adjustable rate instruments. This has helped to offset the increase in interest expense as the Company’s interest bearing liabilities have also been re-pricing at higher rates.

Net interest income for the three months ended March 31, 2005 was approximately $4 thousand less than the comparable 2004 period. The Company’s total interest income increased over the same periods by approximately $322 thousand due to new loans and securities being recorded at higher rates and existing loans and securities resetting at higher rates as they adjust or are renewed. The Company’s total interest expense increased by approximately $327 thousand over the same periods due to new interest-bearing deposits being recorded at higher rates and existing interest-bearing deposits repricing at higher rates as they mature. During the first three months of 2005, the Company’s non-interest income increased by $213 thousand over the corresponding period for 2004. This increase was primarily due to an increase in securities gains of $227 thousand over the comparable 2004 period. The Company’s non-interest expense increased by $195 thousand over the corresponding period for 2004. This increase was primarily related to increased personnel costs over the comparable 2004 period.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity from 13.07% for the three-month period ended March 31, 2004 to 12.56% for the corresponding period in 2005. Return on average assets of 0.87% for the three months ended March 31, 2005 remained constant when compared to the same period in 2004.

Net interest income for the three-month period ended March 31, 2005 decreased 0.09% or approximately $4 thousand as compared to the corresponding 2004 period.  Average interest-earning assets increased approximately $21.14 million from the period ended March 31, 2004 to the current period, while average interest-bearing liabilities increased $21.72 million over the same periods. The tax-equivalent yield on average interest-earning assets remained constant at 6.04% in the first quarter of 2005 as compared to the same period in 2004.  The yield on average interest-bearing liabilities slightly increased 16 basis points to 2.83% in the first quarter of 2005 as compared to 2.67% in the first quarter of 2004.

The provision for loan losses for the three-month period ended March 31, 2005 totaled $288 thousand. This represents a decrease of $60 thousand over the comparable period in 2004. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2005 were $268 thousand compared with $343 thousand for the corresponding period in 2004. Year–to–date net charge-offs were 0.07% and 0.09% of total loans for the periods ended March 31, 2005 and March 31, 2004, respectively. Loan loss reserves slightly decreased  5.80% to $4.20 million at March 31, 2005 from the same date in 2004.

Financial Position

Total loans increased from $379.42 million at March 31, 2004 to $395.41 million at March 31, 2005. For the three-month period ended March 31, 2005, total loans increased $4.10 million. The loan to deposit ratio decreased from 83.71% at March 31, 2004 to 82.85% at March 31, 2005. The loan to deposit ratio at December 31, 2004 was 83.50%. The decrease in the loan to deposit ratio is due to a larger increase in deposits over loans as many customers are still holding their funds in short term deposits rather than investing in the equity markets. Also, in January of 2005, the Bank decided to discontinue originating indirect loans (dealer paper). This decision might also have some negative impact on the potential growth relating to consumer lending due to increased competition for these types of loans. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income but should have a favorable impact on future net charge-offs as the percentage of residential and commercial real estate secured loans to total loans increases. Deposits at March 31, 2005 increased $8.63 million since December 31, 2004 and $24.02 million since March 31, 2004. Likewise, with the less favorable economic environment, customers are not borrowing money as readily as they have in past years. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions.  Non-performing assets were $6.08 million or 1.54% of total loans at March 31, 2005 compared with $5.74 million or 1.47% of total loans at December 31, 2004 and $4.86 million or 1.28% of total loans at March 31, 2004. This increase in non-performing assets can be attributed in large part to less favorable economic conditions within the Company’s primary market areas as well as several large commercial loans that have gone past due greater than ninety days. The downturn in the economy has resulted in a number of plant layoffs and downsizings that have contributed to this increase in non-performing assets.

Investment securities and other investments totaled approximately $140.14 million (market value) at March 31, 2005, which reflects an increase of $6.94 million or 5.20% from the December 31, 2004 total of $133.20 million. The majority of the Company’s investment purchases during the three-month period were fixed rate tax-exempt municipals. Investment securities available for sale and other investments, at

March 31, 2005 are comprised of mortgage backed securities (approximately 41.88% of the total securities portfolio), municipal issues (approximately 43.11%), collateralized mortgage obligations (CMO’s) (approximately 0.02%), corporate bonds (approximately 6.62%), Small Business Administration backed securities and asset-backed securities (approximately 0.12%), U. S. government agencies (approximately 0.53%), and equity securities (approximately 4.67%).  The Company’s entire securities portfolio is classified as available for sale at both March 31, 2005 and 2004.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers Bank stock. These investments (carrying value of $3.75 million and approximately 2.67% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Other investments also include the Company’s equity ownership investment in the Davenport Financial Fund, LLC, which is a fund that purchases various bank stocks in the Mid-Atlantic area. The Company accounts for this investment under the equity method. The Company’s original investment in this fund was $500 thousand and the carrying value at March 31, 2005 was $531 thousand.

In June 2002, the Bank purchased $7 million of Bank-Owned Life Insurance covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies will be used to offset future employee benefit costs. An additional $380 thousand of BOLI was purchased during the third quarter of 2002.

In April 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will generate on-going non-interest income for the Bank.

In February 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. The Bank’s equity investment was $250,000 for two units of ownership. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. At the time of the Bank’s investment there were 32 owner banks.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $39.48 million at March 31, 2005, representing an increase of $2.15 million or 5.75% over March 31, 2004.  Total stockholders’ equity at December 31, 2004 was $39.30 million. Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($11.97 million) and investment securities available for sale ($135.86 million) at March 31, 2005.  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

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

•

The ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•

The ability to continue to attract low cost core deposits to fund asset growth;

•

Maintaining capital levels adequate to support the Company’s growth;

•

Maintaining cost controls and asset qualities as the Company opens or acquires new branches;

•

Reliance on the Company’s management team, including its ability to attract and retain key personnel;

•

The successful management of interest rate risk;

•

Changes in general economic and business conditions in the Company’s market area;

•

Changes in interest rates and interest rate policies;

•

Risks inherent in making loans such as repayment risks and fluctuating collateral values;

•

Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•

Demand, development and acceptance of new products and services;

•

Problems with technology utilized by the Company;

•

Changing trends in customer profiles and behavior; and

•

Changes in banking and other laws and regulations applicable to the Company.

Although the Company believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Over the past 36 months, management has made a concerted effort to shift a portion of its short-term liablilities to longer-term maturities. This is being done to help maintain a favorable interest spread once interest rates rise in the future.  The Company has been able to achieve this balance sheet restructuring in several ways. Beginning in August 2001, the Company began offering higher than market rates on its 24-month, 36-month, 48-month and 60-month certificates of deposit accounts and individual retirement accounts. By doing this the Company has been able to shift existing customers’ time deposits, as well as attracting new time deposit customers, to longer-term maturities.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2004 Form 10-K.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Chief Operations Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the period covered by this report. Based upon that evaluation, our CEO, COO, CFO and VP Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO, COO, CFO and VP Accounting, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (in thousands)
Jan. 1, 2005 – Jan. 31, 2005	4,404	$29.00	4,404	124,596
Feb. 1, 2005 – Feb. 28, 2005	--	--	--	124,596
Mar. 1, 2005 – Mar. 31, 2005	--	--	--	124,596
Total	4,404	$29.00	4,404

(1)

On December 8, 2004, the Company’s board of directors approved a stock repurchase program to purchase over 12 months up to 129,000 shares of its outstanding common stock (the “Program”).  The Company disclosed the Program in a Current Report on Form 8-K filed on January 26, 2005.  The Company has allocated $3.8 million to the Program and anticipates funding for the Program to come from available corporate funds.

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

Date:  May 16, 2005

/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

   Chief Executive Officer

Date:  May 16, 2005

/s/ James T. Riffe

James T. Riffe

Executive Vice President & Cashier
(principal financial officer)

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