Form 10-Q
period 2005-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2005-08-15
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

(276) 628-9181

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

2,644,284 shares of common stock, par value $1.25 per share, outstanding as of August 12, 2005

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2005

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2005 (Unaudited) and December 31, 2004 (Note 1)	3

Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2005 and 2004	4

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2005 and 2004	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2005 and 2004	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18-19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) June 30, 2005	(Note 1) December 31, 2004

Cash and due from banks	$ 16,022	$ 11,795
Federal funds sold	797	1,714

Total Cash and Cash Equivalents	16,819	13,509

Investment securities available for sale (amortized cost $132,796 at June 30, 2005, $130,121 at December 31, 2004)	131,133	128,953
Other investments, at cost	4,504	4,250
Loans, net of allowance for loan losses of $4,258 at June 30, 2005, $4,181 at December 31, 2004	397,205	387,133
Premises and equipment, net	16,713	16,638
Interest receivable	3,035	2,757
Other assets	14,467	13,820

Total Assets	$ 583,876	$ 567,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 72,288	$ 72,906
Interest bearing	404,961	395,751

Total Deposits	477,249	468,657

Federal funds purchased	1,237	-
Interest, taxes and other liabilities	2,783	1,921
Other short-term borrowings	18,049	25,548
Long-term debt	37,810	25,335
Capital securities	6,300	6,300

Total Other Liabilities	66,179	59,104

Total Liabilities	543,428	527,761

STOCKHOLDERS’ EQUITY

Common stock (2,646 and 2,665 shares issued and outstanding, respectively)	3,307	3,331
Additional paid-in capital	6,532	6,418
Retained earnings	31,707	30,321
Accumulated other comprehensive income	(1,098)	(771)

Total Stockholders’ Equity	40,448	39,299

Total Liabilities and Stockholders’ Equity	$ 583,876	$ 567,060

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
INTEREST INCOME
Loans receivable and fees on loans	$ 6,668	$ 6,032	$ 13,035	$ 12,202
Securities available for sale:
Taxable	626	545	1,234	1,058
Exempt from taxable income	648	624	1,292	1,260
Other investment income	25	20	54	40
Federal funds sold	37	2	52	4

Total Interest Income	8,004	7,223	15,667	14,564

INTEREST EXPENSE
Deposits	2,712	2,242	5,247	4,548
Federal funds purchased	7	22	21	33
Other borrowed funds	775	662	1,525	1,317

Total Interest Expense	3,494	2,926	6,793	5,898

Net Interest Income	4,510	4,297	8,874	8,666

Provision for Loan Losses	247	341	535	689

Net Interest Income after Provision for Loan Losses	4,263	3,956	8,339	7,977

NON-INTEREST INCOME
Securities gains (losses), net	211	150	491	203
Service charges on deposit accounts	602	690	1,126	1,309
Other service charges, commissions and fees	261	197	541	372
Other operating income	150	152	310	336

Total Non-Interest Income	1,224	1,189	2,468	2,220

NON-INTEREST EXPENSE
Salaries and employee benefits	2,247	2,166	4,497	4,266
Occupancy expense of bank premises	201	187	405	376
Furniture and equipment expense	341	350	712	759
Other operating expense	1,018	944	1,974	1,833

Total Non-Interest Expense	3,807	3,647	7,588	7,234

Income Before Income Taxes	1,680	1,498	3,219	2,963

Income Tax Expense	464	289	759	564

Net Income	$ 1,216	$ 1,209	$ 2,460	$ 2,399

Basic Earnings Per Common Share – Weighted Average	$ 0.46	$ 0.45	$ 0.93	$ 0.90

Earnings Per Common Share – Assuming Dilution	$ 0.45	$ 0.44	$ 0.92	$ 0.89

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,460	$ 2,399
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	535	689
Provision for deferred income taxes	48	-
Depreciation and amortization	557	482
Net realized gains on available-for-sale securities	(491)	(205)
Net amortization on securities	278	273
Amortization of capital issue costs	11	6
(Increase) decrease in interest receivable	(278)	42
(Increase) in other assets	(541)	(546)
Increase (decrease) in interest, taxes and other liabilities	862	(97)

Net cash provided by operating activities	3,441	3,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	20,960	8,357
Proceeds from maturities of debt and equity securities	9,985	10,936
Purchase of debt and equity securities	(33,407)	(24,270)
Purchase of other investments	(274)	(269)
Net increase in loans	(10,607)	(6,110)
Premises and equipment expenditures	(609)	(1,136)

Net cash used in investing activities	(13,952)	(12,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	16,710	(5,276)
Net increase (decrease) in demand, savings and time deposits	(8,118)	11,114
Net (decrease) in short-term borrowings	(6,262)	(3,058)
Net increase (decrease) in long-term debt	12,475	4,930
Cash dividends paid	(400)	(319)
Proceeds from exercise of common stock options	120	53
Repurchase of common stock	(704)	-

Net cash provided by financing activities	13,821	7,444
Net increase (decrease) in cash and cash equivalents	3,310	(2,005)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,509	14,862

CASH AND CASH EQUIVALENTS AT END OF QUARTER	$ 16,819	$ 12,857

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 6,319	$ 5,988
Income taxes	$ 230	$ 569

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2004	2,662	$ 3,327	$ 6,355	$ 26,855	$ 796	$ 37,333

Comprehensive income:
Net income	-	-	-	1,209	-	1,209
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $1,504	-	-	-		(2,919)	(2,919)
Less: reclassification adjustment net of deferred tax expense of $50	-	-	-		(99)	(99)
Total comprehensive income (loss)	-	-	-	-	-	(1,809)

Common stock issued for stock options exercised, net	-	-	-	-	-	-
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	-
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2004	2,662	$ 3,327	$ 6,355	$ 28,064	$ (2,222)	$ 35,524

Balance, March 31, 2005	2,663	$ 3,328	$ 6,462	$ 31,043	$ (1,352)	$ 39,481

Comprehensive income:
Net income	-	-	-	1,216	-	1,216
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $202	-	-	-		393	393
Less: reclassification adjustment net of deferred tax expense of $72	-	-	-		(139)	(139)
Total comprehensive income	-	-	-	-	-	1,470

Common stock issued for stock options exercised, net	3	4	70	-	-	74
Common stock repurchased	(20)	(25)	-	(552)	-	(577)
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2005	2,646	$ 3,307	$ 6,532	$ 31,707	$ (1,098)	$ 40,448

See accompanying Notes to Consolidated Financial Statements

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2003	2,659	$ 3,324	$ 6,305	$ 25,984	$ (179)	$ 35,434

Comprehensive income:
Net income	-	-	-	2,399	-	2,399
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $983	-	-	-		(1,909)	(1,909)
Less: reclassification adjustment net of deferred tax expense of $71	-	-	-		(134)	(134)
Total comprehensive income	-	-	-	-	-	356

Common stock issued for stock options exercised, net	3	3	50	-	-	53
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	-
Cash dividend	-	-	-	(319)	-	(319)

Balance, June 30, 2004	2,662	$ 3,327	$ 6,355	$ 28,064	$ (2,222)	$ 35,524

Balance, December 31, 2004	2,665	$ 3,331	$ 6,418	$ 30,321	$ (771)	$ 39,299

Comprehensive income:
Net income	-	-	-	2,460	-	2,460
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $1	-	-	-		(3)	(3)
Less: reclassification adjustment net of deferred tax expense of $167	-	-	-		(324)	(324)
Total comprehensive income	-	-	-	-	-	2,133

Common stock issued for stock options exercised, net	5	6	114	-	-	120
Common stock repurchased	(24)	(30)	-	(674)	-	(704)
Cash dividend	-	-	-	(400)	-	(400)

Balance, June 30, 2005	2,646	$ 3,307	$ 6,532	$ 31,707	$ (1,098)	$ 40,448

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2004 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2004 Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30, is as follows (in thousands):

	2005	2004

Balance, January 1	$ 4,181	$ 4,274
Provision	535	689
Recoveries	77	42
Charge-offs	(535)	(687)

Balance, June 30	$ 4,258	$ 4,318

Note 3  -  Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows (in thousands):

	2005	2004

Tax expense at statutory rate	$ 1,094	$ 1,007
Increase (reduction) in taxes from:
Tax-exempt interest	(439)	(428)
Other, net	104	(15)

Provision for income taxes	$ 759	$ 564

Notes to Consolidated Financial Statements

(Unaudited)

Note 4  – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes total equity reduced by goodwill and certain other intangibles.  Tier 2 capital (combined capital) includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required.  The following table contains the capital ratios for the Company and the Bank as of June 30, 2005.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	10.08%	11.17%	6.85%

Highlands Bankshares, Inc.	11.69%	12.77%	7.92%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of trust preferred debt securities on January 23, 1998.  These securities were issued by Highlands Capital Trust, a wholly owned subsidiary of the Company, at a price per share of $25.00.  These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company’s discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these securities. The shares were repurchased in April 2003 at a price of $26.15 per share, which is equal to the 2008 call price. As a result, $6.3 million par value of trust preferred securities are outstanding and remain eligible to be included in Tier 1 or Tier 2 capital of the Company.

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six months ended June 30, 2005 and 2004.

	Basic EPS	Number of Shares	Diluted EPS	Number of Shares

June 30, 2005	$ 0.93	2,654,544	$ 0.92	2,687,636

June 30, 2004	$ 0.90	2,661,055	$ 0.89	2,686,789

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

Note 8 – Commitments and Contingencies

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of approximately $3.26 million; equity lines of credit of approximately $8.81 million; credit card lines of credit of approximately $3.88 million; commercial real estate, construction and land development commitments of  approximately $5.69 million; and other unused commitments to fund loans of approximately $29.76 million.

Additionally, as of June 30, 2005, approximately $500 thousand remains to be disbursed for automated teller proof equipment and related software and remaining costs pertaining to the Company’s expansion of its Abingdon, Virginia property located at 250 W. Valley Street.

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

Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three and six month periods ended June 30, 2005 and 2004 would have been estimated as follows:

Note 9 – Summary of Significant Accounting Policy Update For Certain Required Disclosures   (Continued)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
(Amounts in thousands, except per share data)

Net income as reported	$ 1,216	$ 1,209
Less: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(205)	0

Pro forma net income	$ 1,011	$ 1,209

Earnings per share:
Basic as reported	$ 0.46	$ 0.45
Basic pro forma	$ 0.38	$ 0.45

Diluted as reported	$ 0.45	$ 0.44
Diluted pro forma	$ 0.38	$ 0.44

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
(Amounts in thousands, except per share data)

Net income as reported	$ 2,460	$ 2,399
Less: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(205)	0

Pro forma net income	$ 2,255	$ 2,399

Earnings per share:
Basic as reported	$ 0.93	$ 0.90
Basic pro forma	$ 0.85	$ 0.90

Diluted as reported	$ 0.92	$ 0.89
Diluted pro forma	$ 0.84	$ 0.89

Note 10  – Subsequent Event

On July 13, 2005 the Company’s  Board of Directors declared a two-for-one stock split with respect to shares of its common stock.  The stock split will be payable on September 9, 2005 to shareholders of record as of July 27,  2005. As a result of the stock split, each of the Company’s shareholders will own twice as many shares.  After the stock split, there will be 5,288,568 shares of common stock outstanding.

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

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance:  the systematic methodology used to determine the appropriate level of the allowance to provide assurance that the systems are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

Results of Operations

Results of operations for the three-month and six-month periods ended June 30, 2005 reflected net income of $1.22 million and $2.46 million, respectively, an increase of .58% and 2.54% over the corresponding periods in 2004. This increase was in part due to the Company’s ability to hold its net interest margin as well as reducing the amount of provision for loan losses over the corresponding 2004 period. Over the past 12 months, as the Federal Reserve has increased short-term rates, the Company has had a significant portion of its interest earning assets re-price due to the fact that they were adjustable rate instruments. This has helped to offset the increase in interest expense as the Company’s interest bearing liabilities have also been re-pricing at higher rates. Total interest income for the six months ended June 30, 2005 was approximately $1.1 million more than the comparable 2004 period due to new loan and investment securities volume being recorded at higher rates and existing adjustable rate loans and investment securities repricing at higher rates. The Company’s total interest expense has increased by approximately $895 thousand due to new interest-bearing deposits being recorded at higher rates and existing interest-bearing deposits repricing higher as they mature or reprice. The Company continues to face stiff competition in all of its market areas as it pertains to rates on deposits and loans. Provision for loan loss reserves decreased $154 thousand for the six months ended June 30, 2005 compared to the prior year. Operating results of the Company when measured as a percentage of average equity reveals a slight decrease in return on average equity for the six-month period ended June 30, 2005 to 12.37% from 13.31% for the corresponding period in 2004.

Return on average assets of 0.85% for the six months ended June 30, 2005 reflects a decrease of 2.30% versus the comparable 2004 period.

Net interest income for the three-month and six-month periods ended June 30, 2005 increased 4.96% and 2.40%, respectively, or approximately $213 thousand and $208 thousand as compared to the corresponding 2004 periods.  Average interest-earning assets increased approximately $20.24 million from the six-month period ended June 30, 2004 to the current period while average interest-bearing liabilities increased $16.22 million over the same period. The tax-equivalent yield on average interest-earning assets was 6.15% for the six-month period ended June 30, 2005 representing an increase of 20 basis points over the yield of 5.95% for the same period in 2004.  The yield on average interest-bearing liabilities increased 29 basis points to 2.94% for the six month period ended June 30, 2005 as compared to 2.65% for the same period in 2004.

The provision for loan losses for the three-month and six-month periods ended June 30, 2005 totaled $247 thousand and $535 thousand, respectively, a $94 thousand and $154 thousand decrease from the corresponding periods in 2004. These decreases in the provision for loan losses are due to fewer chargeoffs during 2005 as compared to the prior period. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first half of 2005 were $458 thousand compared with $645 thousand for the first half of 2004. Year–to–date net charge-offs were 0.12% and 0.17% of total loans for the periods ended June 30, 2005 and June 30, 2004, respectively. Loan loss reserves decreased 1.39% to $4.26 million at June 30, 2005 from the amount at June 30, 2004.  The Company’s allowance for loan loss reserves at June 30, 2005 decreased  to 1.06% of total loans versus 1.13% at June 30, 2004.  At December 31, 2004, the allowance for loan loss reserve as a percentage of total loans was 1.07%.

Income tax expense increased $195 thousand for the six-month period ended June 30, 2005 compared to the prior year. During 2005, the Company sold approximately $5 million of equity securities from its available for sale investment portfolio. The Company increased its provision for taxes due to the capital loss treatment related to the sale of these securities.

Also in January 2005, the Bank decided to discontinue originating indirect loans (dealer paper). This decision will have some negative impact on the potential growth relating to consumer lending due to increased competition for these types of loans. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income but should have a favorable impact on future net charge-offs as the percentage of residential and commercial real estate secured loans to total loans increases.

During the second quarter of 2005, the Company modified its process for calculating and accounting for loan fees and costs as required by Financial Accounting Standards Board Statement 91. The Company performed a thorough study to determine the appropriate cost amount for each type of loan that is originated. Management of the Company estimates that approximately $40-50 thousand dollars per month of costs will be deferred as loans are originated each month. This estimate is based on the various cost amounts and the projected number of loans that the Company expects to originate. These deferred costs are reflected as an adjustment of loan yields in the Company’s financial statements.   The costs are expensed over the life of each loan. Additionally, loan fees collected for mortgage loans and paid by the borrower are also deferred and amortized under the same method as the above mentioned costs.

Financial Position

Total loans have increased from $383.27 million at June 30, 2004 to $401.46 million at June 30, 2005. During the six-month period ended June 30, 2005, total loans increased $10.15 million. The loan to deposit ratio  increased from 84.07% at June 30, 2004 to 84.12% at June 30, 2004. The loan to deposit ratio at December 31, 2004 was 83.50%. The main reason for the increase in the loan to deposit ratio is an  increase in customer deposit competition and transaction account funds being re-invested in the equity markets.  Deposits at June 30, 2005 have increased $8.59 million since December 31, 2004 and $21.39 million since June 30, 2004. Consumers have only gradually started investing again in the CD market as rates have risen over the past year. The majority of the Company’s loan growth for the first six months of 2005 has primarily been in real estate secured loans.  Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area. The Company also borrowed an additional $5 million from the Federal Home Loan Bank during 2005 to facilitate funding loan growth. This instrument has a 10 year maturity date with an optional conversion date of 5 years.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions.  Non-performing assets were $5.99 million or 1.49% of total loans at June 30, 2005 compared with $5.74 million or 1.47% of total loans at December 31, 2004 and $5.44 million or 1.42% of total loans at June 30, 2004. This increase in non-performing assets at June 30, 2005 can be attributed in large part to less favorable economic conditions within the Company’s primary market areas. The downturn in the economy has resulted in a number of plant layoffs and downsizings that have contributed to this increase in non-performing assets.

Investment securities and other investments totaled approximately $135.64 million (market value) at June 30, 2005, which reflects an increase of $2.43 million or 1.83% from the December 31, 2004 total of $133.20 million. The majority of the Company’s investment purchases during the six-month period were tax-exempt municipals and adjustable rate mortgage-backed securities. Investment securities available for sale and other investments at June 30, 2005 are comprised of mortgage backed securities (approximately 47.46% of the total securities portfolio), municipal issues (approximately 38.31%), collateralized mortgage obligations (CMO’s) (approximately 0.02%), corporate bonds (approximately 6.85%), SBA backed securities (approximately 0.11%), U. S. government agencies (approximately 0.55%), and equity securities (approximately 3.38%).  The Company’s entire securities portfolio is classified as available for sale at both June 30, 2005 and 2004. Other investments (carrying value of $4.50 million and approximately 3.32% of the total ) include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers’ Bank stock. These investments are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Other investments also include the Company’s equity ownership investment in the Davenport Financial Fund which is a fund that purchases various bank stocks in the Mid-Atlantic area.

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

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $40.45 million at June 30, 2005, representing an increase of $4.92 million or 13.86% over June 30, 2004.  Total stockholders’ equity at December 31, 2004 was $39.30 million. Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($16.82 million at June 30, 2005) and unrestricted nvestment securities available for sale ($115.59 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

·

Maintaining cost controls and asset quality as the Company opens or acquires new branches;

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

Over the past 36 months, management has made a concerted effort to shift a portion of its short-term liablilities to longer-term maturities. This is being done to help maintain a favorable interest spread as interest rates rise.  The Company has been able to achieve this balance sheet restructuring in several ways. Beginning in August 2001, the Company began offering higher than market rates on its 24-month, 36-month, 48-month and 60-month certificates of deposit accounts and individual retirement accounts. By doing this the Company has been able to shift existing customers’ time deposits, as well as attracting new time deposit customers, to longer-term maturities. The Company has also successfully offered a 25-month certificate of deposit in which the customer has a one time option anytime during the term of the account to adjust the interest rate to the current market rate. During the second quarter, the Company also increased its long-term FHLB funding.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
Apr. 1, 2005 – Apr. 30, 2005	17,732	$30.00	17,732	106,864
May 1, 2005 – May 31, 2005	825	$30.00	825	106,039
June 1, 2005 – June 30, 2005	700	$27.50	700	105,339
Total	19,257	$29.91	19,257

(1) On December 8, 2004, the Company’s board of directors approved a stock repurchase program to purchase over 12 months up to 129,000 shares of its outstanding common stock (the “Program”).  The Company disclosed the Program in a Current Report on Form 8-K filed on January 26, 2005.  The Company has allocated $3.8 million to the Program and anticipates funding for the Program to come from available corporate funds

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

(a)

The Annual Meeting of Shareholders was held on May 11, 2005.

(b)

N/A

(c)

The agenda for the 2005 Annual Meeting of Shareholders of Highlands Bankshares, Inc. included one item, the election of nine directors to serve a one year term.

The following directors were elected to serve a one-year term from the date of the 2005 Annual Meeting of Shareholders:

Director’s Name	Votes For	Votes Withheld

James D. Morefield	1,749,808	0
James D. Moore, Jr.	1,749,808	0
J. Carter Lambert	1,749,268	540
Clydes B. Kiser	1,748,608	1,200
William E. Chaffin	1,749,808	0
William J. Singleton	1,749,268	540
E. Craig Kendrick	1,749,808	0
Charles P. Olinger	1,749,808	0
H. Ramsey White, Jr.	1,749,808	0

(d)

N/A

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

Date:  August 12, 2005

/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

Chief Executive Officer

Date:  August 12, 2005

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