Form 10-Q
period 2005-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2005-11-14
CIK 1008579

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

                                 (276) 628-9181
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             5,300,961 of common stock, par value $0.625 per share,
                      outstanding as of November 11, 2005.

                           Highlands Bankshares, Inc.

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2005

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE


     Item 1.  Financial Statements

          Consolidated Balance Sheets
               September 30, 2005 (Unaudited) and December 31, 2004 (Note 1) . 3

          Consolidated Statements of Income (Unaudited)
               for the Three Months and Nine Months Ended
               September 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows (Unaudited)
               for the Nine Months Ended
               September 30, 2005 and 2004 . . . . . . . .. . . . . . . . . . .5

          Consolidated Statements of Changes in
               Stockholders' Equity (Unaudited) for the Three Months and
               Nine Months Ended September 30, 2005 and 2004 . . . . . . . . 6-7

       Notes to Consolidated Financial Statements (Unaudited) . . . . . . . 8-12

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations . . . . . . . . . . . . . . . . . . . . . . . . .13-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .17-18

     Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . .18-19

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 19

     Item 2.  Unregistered Sales of Equity Securities and
               Use of Proceeds . . . . . . . . . . . . . . . . . . . . . . . .19

     Item 3.  Defaults Upon Senior Securities . . . . .. . . . . . . . . . . .19

     Item 4.  Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . . . . . . . . 19

     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 19

     Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                (Unaudited)                   (Note 1)
                         ASSETS                                              September 30, 2005          December 31, 2004
                                                                             ------------------          ------------------
Cash and due from banks                                                          $   17,022                 $  11,795
Federal funds sold                                                                    5,637                     1,714
                                                                                 ----------                 ---------

   Total Cash and Cash Equivalents                                                   22,659                    13,509
                                                                                 ----------                 ---------

Investment securities available for sale  (amortized
 cost $131,857 at September 30, 2005, $130,121 at
 December 31, 2004)                                                                 129,628                   128,953
Other investments, at cost                                                            4,558                     4,250
Loans, net of allowance for loan losses of $4,300 at
 September 30, 2005, $4,181 at December 31, 2004                                    401,329                   387,133
Premises and equipment, net                                                          17,354                    16,638
Interest receivable                                                                   3,174                     2,757
Other assets                                                                         14,306                    13,820
                                                                                 ----------                 ---------

    Total Assets                                                                 $  593,008                 $ 567,060
                                                                                 ==========                 =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

                       LIABILITIES

Deposits:
  Non-interest bearing                                                           $   77,676                 $  72,906
  Interest bearing                                                                  408,193                   395,751
                                                                                 ----------                 ---------

    Total Deposits                                                                  485,869                   468,657
                                                                                 ----------                 ---------

Interest, taxes and other liabilities                                                 2,811                     1,921
Other short-term borrowings                                                          18,096                    25,548
Long-term debt                                                                       38,501                    25,335
Capital securities                                                                    6,300                     6,300
                                                                                 ----------                 ---------

    Total Other Liabilities                                                          65,708                    59,104
                                                                                 ----------                 ---------

    Total Liabilities                                                               551,577                   527,761
                                                                                 ----------                 ---------

                  STOCKHOLDERS' EQUITY

Common stock (5,302 and 5,330 shares issued and
 outstanding, respectively)                                                           3,314                     3,331
Additional paid-in capital                                                            6,691                     6,418
Retained earnings                                                                    32,898                    30,321
Accumulated other comprehensive income                                              (1,472)                     (771)
                                                                                 ----------                 ---------

  Total Stockholders' Equity                                                         41,431                    39,299
                                                                                 ----------                 ---------

    Total Liabilities and Stockholders' Equity                                   $  593,008                 $ 567,060
                                                                                 ==========                 =========

           See accompanying Notes to Consolidated Financial Statements

                        Consolidated Statements of Income
                (Amounts in thousands, except for per share data)
                                   (Unaudited)

                                                        Three Months        Three Months        Nine Months          Nine Months
                                                           Ended               Ended              Ended                 Ended
                                                        September 30,       September 30,       September 30,        September 30,
                                                           2005                 2004               2005                  2004
                                                        -------------       -------------       -------------        -------------
INTEREST INCOME
Loans receivable and fees on loans                          $ 6,684             $ 6,096             $19,720              $18,297
Securities available for sale:
  Taxable                                                       642                 547               1,877                1,605
  Exempt from taxable income                                    636                 645               1,927                1,905
Other investment income                                          50                  34                 104                   74
Federal funds sold                                               39                   4                  91                    8
                                                            -------             -------             -------              -------

    Total Interest Income                                     8,051               7,326              23,719               21,889
                                                            -------             -------             -------              -------

INTEREST EXPENSE
Deposits                                                      2,904               2,304               8,151                6,852
Federal funds purchased                                           2                  30                  24                   63
Other borrowed funds                                            827                 699               2,352                2,016
                                                            -------             -------             -------              -------

    Total Interest Expense                                    3,733               3,033              10,527                8,931
                                                            -------             -------             -------              -------

    Net Interest Income                                       4,318               4,293              13,192               12,958
                                                            -------             -------             -------              -------

Provision for Loan Losses
                                                                247                 373                782                 1,062
                                                            -------             -------             -------              -------

    Net Interest Income after Provision for Loan Losses       4,071               3,920              12,410               11,896
                                                            -------             -------             -------              -------

NON-INTEREST INCOME
Securities gains (losses), net                                   68                 163                 559                  367
Service charges on deposit accounts                             647                 678               1,774                1,987
Other service charges, commissions and fees                     239                 268                 779                  641
Other operating income                                          163                 167                 473                  502
                                                            -------             -------             -------              -------

    Total Non-Interest Income                                 1,117               1,276               3,585                3,497
                                                            -------             -------             -------              -------

NON-INTEREST EXPENSE
Salaries and employee benefits                                2,106               2,211               6,603                6,477
Occupancy expense of bank premises                              212                 202                 617                  578
Furniture and equipment expense                                 351                 376               1,063                1,134
Other operating expense                                       1,011                 991               2,986                2,824
                                                            -------             -------             -------              -------

    Total Non-Interest Expense                                3,680               3,780              11,269               11,013
                                                            -------             -------             -------              -------

    Income Before Income Taxes                                1,508               1,416               4,726                4,380

Income Tax Expense                                              274                 255               1,033                  819
                                                            -------             -------             -------              -------

    Net Income                                              $ 1,234             $ 1,161             $ 3,693              $ 3,561
                                                            =======             =======             =======              =======

Basic Earnings Per Common Share - Weighted Average          $  0.23             $  0.22             $  0.70              $  0.67
                                                            =======             =======             =======              =======

Earnings Per Common Share - Assuming Dilution               $  0.23             $  0.21             $  0.69              $  0.66
                                                            =======             =======             =======              =======

           See accompanying Notes to Consolidated Financial Statements

                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                  Nine Months Ended           Nine Months Ended
                                                                                  September 30, 2005          September 30, 2004
                                                                                  ------------------          ------------------
CASH FLOWS FROM OPERATING  ACTIVITIES:
    Net income                                                                          $   3,693                    $   3,561
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for deferred income taxes                                                    48
        Provision for loan losses                                                             782                        1,062
        Depreciation and amortization                                                         828                          758
        Net realized gains on available-for-sale securities                                 (559)                        (367)
        Net amortization on securities                                                        448                          424
        Amortization of capital issue costs                                                    18                           10
        Increase in interest receivable                                                     (417)                         (56)
        Increase in other assets                                                            (220)                      (1,351)
        Increase (decrease) in interest, taxes and other liabilities                          890                        (142)
                                                                                        ---------                    ---------

          Net cash provided by operating activities                                         5,511                        3,899
                                                                                        ---------                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Securities available for sale:
        Proceeds from sale of debt and equity securities                                   23,011                       11,143
        Proceeds from maturities of debt and equity securities                             16,454                       15,899
        Purchase of debt and equity securities                                           (41,091)                     (35,589)
    Purchase of other investments                                                           (308)                        (624)
    Net increase in loans                                                                (14,978)                     (16,011)
    Premises and equipment expenditures                                                   (1,512)                      (1,476)
                                                                                        ---------                    ---------

          Net cash used in investing activities                                          (18,424)                     (26,658)
                                                                                        ---------                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in time deposits                                                          16,912                        7,315
    Net increase in demand, savings and time deposits                                         298                        8,444
    Net increase (decrease) in short-term borrowings                                      (7,452)                        3,734
    Net increase in long-term debt                                                         13,166                        8,917
    Cash dividends paid                                                                     (400)                        (320)
    Proceeds from exercise of common stock options                                            159                           76
    Proceeds from issuance of common stock through Dividend Reinvestment and
       Stock Purchase Plan                                                                    127                           22
    Purchase of common stock
                                                                                            (747)                            -
                                                                                        ---------                    ---------

    Net cash provided by financing activities                                              22,063                       28,188
                                                                                        ---------                    ---------

                                 Net increase in cash and cash equivalents                  9,150                        5,430


    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         13,509                       14,862
                                                                                        ---------                    ---------

    CASH AND CASH EQUIVALENTS AT END OF QUARTER                                         $  22,659                    $  20,292
                                                                                        =========                    =========

    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the year for:

          Interest                                                                      $  10,090                    $   8,950
                                                                                        =========                    =========
          Income taxes                                                                  $     546                    $     882
                                                                                        =========                    =========

           See accompanying Notes to Consolidated Financial Statements

           Consolidated Statements of Changes in Stockholders' Equity
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                   Accumulated
                                                 Common Stock          Additional                      Other           Total
                                                 ------------           Paid-in        Retained    Comprehensive     Stockholders'
                                           Shares      Par Value        Capital        Earnings       Income           Equity
                                           ------      ---------        -------        --------       ------           ------

Balance, June 30, 2004                        5,324      $ 3,327         $ 6,355       $ 28,604      $ (2,222)          $ 35,524

Comprehensive income:
Net income                                        -            -               -          1,161              -             1,161
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax expense of $972              -            -               -              -          1,886             1,886
Less: reclassification adjustment, net
 of deferred income tax expense of $55            -            -               -              -          (108)             (108)
                                                                                                     ---------          --------

    Total comprehensive income                    -            -               -              -              -             2,939

Common stock issued for stock options
 exercised, net                                   2            2              22              -              -                24
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    2            1              21              -              -                22
                                           --------      -------         -------       --------      ---------          --------

Balance, September 30, 2004                   5,328      $ 3,330         $ 6,398       $ 29,225      $   (444)          $ 38,509
                                           ========      =======         =======       ========      =========          ========


Balance, June 30, 2005                        5,292      $ 3,307         $ 6,532       $ 31,707       $(1,098)          $ 40,448

Comprehensive income:
Net income                                        -            -               -          1,234              -             1,234
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax benefit of  $169             -            -               -                         (329)             (329)
Less: reclassification adjustment, net
 of deferred income tax expense of $ 23           -            -               -                          (45)              (45)
                                                                                                     ---------          --------

    Total comprehensive income                    -            -               -              -              -               860

Common stock issued for stock options
 exercised, net                                   4            3              37              -              -                40
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    9            6             122              -              -               128
Common stock repurchased
                                           --------      -------         -------       --------      ---------          --------
                                                (3)          (2)               -           (43)              -              (45)
                                           --------      -------         -------       --------      ---------          --------

Balance, September 30, 2005                   5,302      $ 3,314         $ 6,691       $ 32,898      $ (1,472)          $ 41,431
                                           ========      =======         =======       ========      =========          ========

           See accompanying Notes to Consolidated Financial Statements

                                   (continued)

                             (Amounts in thousands)
                                   (Unaudited)

                                                                                                   Accumulated
                                                 Common Stock          Additional                      Other           Total
                                                 ------------           Paid-in        Retained    Comprehensive    Stockholders'
                                           Shares      Par Value        Capital        Earnings       Income           Equity
                                           ------      ---------        -------        --------       ------           ------

Balance, December 31, 2003                    5,318      $ 3,324         $ 6,305       $ 25,984        $ (179)          $ 35,434

Comprehensive income:
Net income                                        -            -               -          3,561              -             3,561
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax benefit of $12               -            -               -              -           (23)              (23)
Less: reclassification adjustment, net
 of deferred income tax expense of $125           -            -               -              -          (242)             (242)
                                                                                                     ---------          --------

    Total comprehensive income                    -            -               -              -              -             3,296

Common stock issued for stock options
 exercised, net                                   8            5              72              -              -                77
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    2            1              21              -              -                22
Cash dividend                                     -            -               -          (320)              -             (320)
                                           --------      -------         -------       --------      ---------          --------

Balance, September 30, 2004                   5,328      $ 3,330         $ 6,398       $ 29,225       $  (444)          $ 38,509
                                           ========      =======         =======       ========       ========          ========


Balance, December 31, 2004                    5,330      $ 3,331         $ 6,418       $ 30,321         $(771)          $ 39,299

Comprehensive income:
Net income                                        -            -               -          3,693              -             3,693
Change in unrealized gain (loss) on
 securities available for sale, net of
 deferred income tax benefit of $171              -            -               -                         (332)             (332)
Less: reclassification adjustment, net
 of deferred income tax expense of $190           -            -               -                         (369)             (369)
                                                                                                     ---------          --------
    Total comprehensive income                    -            -               -              -              -             2,992

Common stock issued for stock options
 exercised, net                                  13            8             151              -              -               159
Common stock issued for dividend
 reinvestment and optional cash
 purchase plan                                    9            6             122              -              -               128
Cash dividend                                     -            -               -          (400)              -             (400)

Common stock repurchased                       (50)         (31)               -          (716)              -             (747)
                                           --------      -------         -------       --------      ---------          --------

Balance, September 30, 2005                   5,302      $ 3,314         $ 6,691       $ 32,898       $(1,472)          $ 41,431
                                           ========      =======         =======       ========       ========          ========

           See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)


Note 1  - General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2004 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2004 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2  - Stock Split

On July 13, 2005, the Company's Board of Directors declared a 2 for 1 stock split with respect to its common stock. The split was payable on September 9, 2005 to shareholders of record as of July 27, 2005. As a result of the stock split, each of the Company's shareholders owned twice as many shares. In addition, authorized shares increased from 20,000,000 to 40,000,000 and par value decreased from $1.25 to $0.625. All references in the financial statements and other disclosures to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increasednumber of common shares outstanding.

Note 3  - Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows (in thousands):

                                                         2005            2004
                                                         ----            ----

Tax expense at statutory rate                           $1,606          $1,489
Increase (reduction) in taxes from:
   Tax-exempt interest                                   (655)           (647)
   Other, net                                               82            (23)
                                                        ------          ------

Provision for income taxes                              $1,033          $  819
                                                        ======          ======

Notes to Consolidated Financial Statements
(Unaudited)


Note 4  - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at September 30, 2005.


               Entity           Tier 1        Combined Capital        Leverage
               ------           ------        ----------------        --------

Highlands Union Bank           10.31%              11.39%                6.98%

Highlands Bankshares, Inc.     11.90%              12.98%                8.04%


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


Note 6 - Earnings Per Share

The following table contains information regarding the Company's computation of basic earnings per share and diluted earnings per share for the nine and three months ended September 30, 2005 and 2004.

                                         Nine Months Ended September 30,         Three Months Ended September 30,
                                             2005                2004                2005                2004
Basic Earnings Per Share                    $ 0.70              $ 0.67              $ 0.23              $ 0.22

Basic Number of Shares                    5,300,961            5,323,158          5,296,994            5,325,216

Diluted Earnings Per Share                  $ 0.69              $ 0.66              $ 0.23              $ 0.21

Diluted Number of Shares                  5,365,663            5,374,619          5,369,714            5,374,619

Notes to Consolidated Financial Statements
(Unaudited)


Note 7 - Dividend Reinvestment and Stock Purchase Plan

On March 1, 2002, the Company initiated a Dividend Reinvestment and Stock Purchase Plan for its shareholders. The Plan enables shareholders to reinvest their cash dividends to purchase additional shares of the Company's common stock. Shareholders also have the option to make additional cash purchases of stock ranging from $100 to $5,000 per quarter. The Plan is authorized to issue up to 100,000 shares of common stock, which are purchased in the open market or directly from the Company.


Note 8 - Commitments and Contingencies

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. Those commitments include: standby letters of credit of $3.63 million; equity lines of credit of $9.33 million; credit card lines of credit of $3.90 million; other unsecured revolving credit lines of $2.10 million; commercial real estate, construction and land development commitments of $16.77 million; and other unused commitments to fund loans of $19.07 million. Also as of September 30, 2005, the Company had committed to purchase a security to be classified as available for sale in the amount of $759 thousand.

As of September 30, 2005, the Company had completed construction of the two-story addition to its property located at 250 W. Valley Street in Abingdon, Virginia. The addition has added approximately 3,600 square feet at an approximate cost of $250,000. As of September 30, 2005, approximately $100,000 remains to be disbursed. The property houses IT-related departments and personnel as well as the Electronic Banking and Credit Card Services.


Note 9 - Summary of Significant Accounting Policy Update For Certain Required Disclosures

The Company has a stock option plan for certain executives and directors accounted for under the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25. Because the exercise price of the Company's employee / director stock options that are currently outstanding equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of option shares on earnings per share relates to the dilutive effect of the underlying options outstanding. To the extent the granted exercise share price was less than the current market price ("in the money") there would be an economic incentive for the shares to be exercised and an increase in the dilutive effect on earnings per share.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R (as amended by the Securities and Exchange Commission) is for annual periods beginning after June 15, 2005. The provisions of SFAS No. 123R do not have an impact on the Company's results of operations at the present time. The Company will begin recognizing compensation expense in 2006 for options that have been issued but not yet vested prior to January 1, 2006. Projected compensation expense associated with adopting SFAS No.

123R will approximate $0 in 2006. This estimate applies only to options issued through September 30, 2005 but not yet vested prior to January 1, 2006. Any options issued after September 30, 2005 would increase compensation expense above this estimate for 2006.

The Company granted options during the third quarter of 2004 and the second quarter of 2005. Assuming use of the fair value method of accounting for stock options, pro forma net income and earnings per share for the three and nine month periods ended September 30, 2005 and 2004 would have been estimated as follows:

                                   Three Months Ended       Three Months Ended
                                   September 30, 2005       September 30, 2004
                                  (Amounts in thousands, except per share data)

Net income as reported                      $ 1,234                  $ 1,161
Less: Total stock based employee
compensation expense
determined under fair value
method for all awards, net of
related tax effects                               -                    (218)
                                            -------                  -------

Pro forma net income                        $ 1,234                  $   943
                                            =======                  =======


Earnings per share:
Basic as reported                            $ 0.23                   $ 0.22
Basic pro forma                              $ 0.23                   $ 0.18

Diluted as reported                          $ 0.23                   $ 0.21
Diluted pro forma                            $ 0.23                   $ 0.17




                                    Nine Months Ended       Nine Months Ended
                                   September 30, 2005       September 30, 2004
                                  (Amounts in thousands, except per share data)

Net income as reported                      $ 3,693                  $ 3,561
Less: Total stock based employee
compensation expense
determined under fair value
method for all awards, net of
related tax effects                           (205)                    (218)
                                            -------                  -------

Pro forma net income                        $ 3,488                  $ 3,343
                                            =======                  =======


Earnings per share:
Basic as reported                             $0.70                    $0.67
Basic pro forma                               $0.66                    $0.63

Diluted as reported                           $0.69                    $0.66
Diluted pro forma                             $0.65                    $0.62

Notes to Consolidated Financial Statements
(Unaudited)


Note 10 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 is as follows (in thousands):

                                       2005                2004
                                       ----                ----

Balance, January 1                     $ 4,181           $ 4,274
Provision                                  782             1,062
Recoveries                                 117                70
Charge-offs                              (780)           (1,036)
                                         -----           -------

Balance, September 30                  $ 4,300           $ 4,370
                                       =======           =======

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

Critical Accounting Policies

General

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.

Presented below is a discussion of the accounting policies that management believes are the most important to the portrayal and understanding of the Company's financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the 2004 Form 10-K.

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


Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2005 reflected net income of $1.23 million and $3.69 million, respectively, an increase of 6.29% and 3.65% over the corresponding periods in 2004. This increase was in part due to the Company's ability to hold its net interest margin as well as reducing the amount of provision for loan losses over the corresponding 2004 period. Over the past 18 months, as the Federal Reserve has increased short-term rates, the Company has had a significant portion of its interest earning assets re-price due to the fact that they were adjustable rate instruments. This has helped to offset the increase in interest expense as the Company's interest bearing liabilities have also been re-pricing at higher rates. Total interest income for the nine months ended September 30, 2005 was $1.83 million more than the comparable 2004 period due to new loan and investment securities volume being recorded at higher rates and existing adjustable rate loans and investment securities repricing at higher rates. The Company's total interest expense has increased by $1.60 million due to new interest-bearing deposits being recorded at higher rates and existing interest-bearing deposits repricing higher as they mature or reprice. The Company continues to face stiff competition in all of its market areas as it pertains to rates on deposits and loans. Provision for loan loss reserves decreased $280 thousand for the nine months ended September 30, 2005 compared to the prior year. Operating results of the Company when measured as a percentage of average equity reveals a slight decrease in return on average equity for the nine-month period ended September 30, 2005 to 12.27% from 13.00% for the corresponding period in 2004.

Return on average assets of 0.85% for the nine months ended September 30, 2005 reflects a slight decrease from 0.86% for the comparable 2004 period.

Net interest income for the three-month and nine-month periods ended September 30, 2005 increased 0.58% and 1.80%, respectively, or $25 thousand and $233 thousand as compared to the corresponding 2004 periods. Average interest-earning assets increased $23.08 million from the nine- month period ended September 30, 2004 to the same period in 2005 while average interest-bearing liabilities increased $16.94 million over the same periods. The tax-equivalent yield on average interest-earning assets was 6.15% for the nine-month period ended September 30, 2005 representing an increase of 20 basis points over the yield of 5.95% for the same period in 2004. The yield on average interest-bearing liabilities increased 36 basis points to 3.02% for the nine month period ended September 30, 2005 as compared to 2.66% for the same period in 2004.

The provisions for loan losses for the three-month and nine-month periods ended September 30, 2005 totaled $247 thousand and $782 thousand, respectively, a $126 thousand and $280 thousand decrease from the corresponding periods in 2004. These decreases in the provision for loan losses are due primarily to a reduced level of charge-offs during 2005 as compared to 2004. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first nine months of 2005 were $663 thousand compared with $966 thousand for the first nine months of 2005. Year-to-date net charge-offs were 0.16% and 0.25% of total loans for the periods ended September 30, 2005 and September 30, 2004, respectively. Loan loss reserves decreased 1.60% to $4.30 million at September 30, 2005 from the amount at September 30, 2004. The Company's allowance for loan loss reserves at September 30, 2005 decreased to 1.06% of total loans versus 1.11% at September 30, 2004. At December 31, 2004, the allowance for loan loss reserve as a percentage of total loans was 1.07%.

Income tax expense increased $214 thousand for the nine-month period ended September 30, 2005 compared to the prior year. During 2005, the Company sold approximately $5 million of equity securities from its available for sale investment portfolio. The Company increased its provision for taxes due to the capital loss treatment related to the sale of these securities.

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

Financial Position

Total loans increased from $392.85 million at September 30, 2004 to $405.63 million at September 30, 2005. During the nine-month period ended September 30, 2005, total loans increased $14.35 million. Real estate secured loans
(residential and commercial) increased approximately $20 million during the first nine months of 2005 while consumer loans decreased by approximately $8 million. The Company has been offering a equity line of credit promotion which has worked well to replace some of the traditional consumer lending demand. The loan to deposit ratio decreased slightly from 84.34% at September 30, 2004 to 83.49% at September 30, 2005. The loan to deposit ratio at December 31, 2004 was 83.50%. The majority of the Company's loan growth for the first nine months of 2005 has primarily been in real estate secured loans. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area. Deposits at September 30, 2005 increased $17.21 million since December 31, 2004 and $20.10 million since September 30, 2004. Consumers have only gradually started investing again in the CD market as rates have risen over the past year. The Company also borrowed an additional $5 million from the Federal Home Loan Bank during 2005 to facilitate funding loan growth. This instrument has a 10 year maturity date with an optional conversion term of 5 years.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $4.77 million or 1.18% of total loans at September 30, 2005 compared with $5.74 million or 1.47% of total loans at December 31, 2004 and $6.58 million or 1.68% of total loans at September 30, 2004. This decrease in non-performing assets at September 30, 2005 can be attributed in large part to both a reduction in loans placed in non-accrual status and the improved credit underwriting and review programs implemented by the Company over the past year.

Investment securities and other investments totaled $134.19 million (market value) at September 30, 2005, which reflects an increase of $983 thousand or 0.74% from the December 31, 2004 total of $133.20 million. The majority of the Company's investment purchases during the nine-month period were tax-exempt municipals and adjustable rate mortgage-backed securities. Investment securities available for sale and other investments at September 30, 2005 are comprised of mortgage backed securities (46.98% of the total securities portfolio), municipal issues (38.18%), collateralized mortgage obligations (CMO's) (0.02%), corporate bonds (approximately 7.27%), SBA backed securities (0.10%), U. S. government agencies (0.55%), and equity securities (3.50%). The Company's entire securities portfolio is classified as available for sale at both September 30, 2005 and 2004. Other investments (carrying value of $4.56 million and 3.40% of the total) include the Bank's holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers' Bank stock. These investments are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Other investments also include the Company's equity ownership investment in the Davenport Financial Fund which is a fund that purchases various bank stocks in the Mid-Atlantic area.

In 2002, the Bank purchased $7.38 million of Bank-Owned Life Insurance (BOLI) covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies will be used to offset future employee benefit costs.

In April 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. This investment generates non-interest income for the Bank.

In February 2005, the Bank became an equity owner in Bankers' Investments, LLC, headquartered in Richmond, Virginia. The Bank's equity investment was $250 thousand for two units of ownership. Bankers' Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. At the time of the Bank's investment there were 32 owner banks.

In September 2005, the Bank completed the purchase of a lot in Sevierville, Tennessee that will be used for a future branch site. The cost of this lot was approximately $816 thousand. Management expects the new branch process to begin the fourth quarter of 2005. Completion and opening of the branch is expected sometime in 2006.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $41.43 million at September 30, 2005, representing an increase of $2.92 million or 7.59% over September 30, 2004. Total stockholders' equity at December 31, 2004 was $39.30 million. Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($22.66 million at September 30, 2005) and unrestricted investment securities available for sale ($114.30 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and meet its customers' credit needs.

Forward-Looking Information

Certain information in this report may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are generally identified by phrases such as "the Company expects," "the Company believes" or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

   * The ability to successfully manage the Company's growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
   * The ability to continue to attract low cost core deposits to fund asset growth;
   *     Maintaining capital levels adequate to support the Company's growth;
   * Maintaining cost controls and asset quality as the Company opens or acquires new branches;
   * Reliance on the Company's management team, including its ability to attract and retain key personnel;
   *     The successful management of interest rate risk;
   * Changes in general economic and business conditions in the Company's market area;
   *     Changes in interest rates and interest rate policies;
   * Risks inherent in making loans such as repayment risks and fluctuating collateral values;
   * Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
   *     Demand,  development  and  acceptance  of new products and services;
   *     Problems with  technology  utilized by the Company;
   *     Changing trends in customer profiles and behavior;  and
   * Changes in banking and other laws and regulations applicable to the Company.

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

Over the past 39 months, management has made a concerted effort to shift a portion of its short-term liablilities to longer-term maturities. This is being done to help maintain a favorable interest spread as interest rates rise in the future. The Company has been able to achieve this balance sheet restructuring in several ways. Beginning in August 2001, the Company began offering higher than market rates on its 24-month, 36-month, 48-month and 60-month certificates of deposit accounts and individual retirement accounts. Beginning in August 2004, the Company also began offering a 25 month certificate in which the customer has a one time option to adjust the rate at any time during the term of the certificate. By offering these rates and products, the Company has been able to shift existing customers' time deposits, as well as attracting new time deposit customers, to longer term maturities. Additionally, the Company has also increased its amount of long term borrowings with the Federal Home Loan Bank as well as attracted some longer term certificates through a national certificate of deposit network known as Qwikrate. Conversely, the Company has also been offering a 7 month CD product as a result of increased competition and to provide an option to those customers who prefer a shorter term maturity. The Company has also seen significant increases in its mortgage lending. The increase in this loan category has been primarily in adjustable rate mortgages and fixed rate balloon instruments.

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

ITEM 4. Controls and Procedures

On an on-going basis, senior management monitors and reviews the internal controls established for the Company. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by the Company's financial officers to prepare the Company's periodic filings with the Securities and Exchange Commission (the "SEC") and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly. Internal audits conducted by the Company's internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company's internal control structure. These audits are also discussed in detail with the Company's Audit Committee.

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Chief Operations Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Operating
Officer, Chief Financial Officer and Vice President of Accounting, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal controls over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

   None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended September 30, 2005:



                                   Total
                                 Number of     Average        Total Number of Shares      Maximum Number of Shares
                                   Shares     Price Paid    Purchased as Part of Publicly that May Yet Be Purchased
            Period               Purchased     per Share        Announced Programs (1)        Under the Program
------------------------------- ------------ -------------- ----------------------------- --------------------------
July. 1, 2005 - July 31, 2005      3,000        $15.00                  3,000                      207,678
Aug. 1, 2005 - Aug. 31, 2005        --            --                      --                       207,678
Sept. 1, 2005 - Sept. 30, 2005      --            --                      --                       207,678
                                   -----                                -----
Total                              3,000        $15.00                  3,000
                                   =====                                =====

(1) On December 8, 2004, the Company's board of directors approved a stock repurchase program to purchase over 12 months up to 258,000 shares of its outstanding common stock (the "Program"). The Company disclosed the Program in a Current Report on Form 8-K filed on January 26, 2005. The Company has allocated $3.8 million to the Program and anticipates funding for the Program to come from available corporate funds.

Item 3.  Defaults Upon Senior Securities

   None

Item 4.  Submission of Matters to a Vote of Security Holders

   None

Item 5.  Other Information

   None

Item 6.   Exhibits

                3.1 Articles of Incorporation of Highlands Bankshares, Inc. (as restated in electronic format only as of July 27,
                        2005), filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on August 2, 2005, incorporated herein by reference.
                31.1 Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
                31.2 Rule 13a-14(a) Certification of Executive Vice President and Cashier
                31.3    Rule 13a-14(a) Certification of Chief Financial Officer
                31.4    Rule  13a-14(a)  Certification  of  Vice   President  of
                        Accounting
                32.1 Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C.
                        Section 1350.
                32.2    Certification  Statement  of  Executive  Vice  President
                        and  Cashier  pursuant to 18 U.S.C. Section 1350.
                32.3    Certification  Statement   of Chief   Financial  Officer
                        pursuant to 18 U.S.C. Section 1350.
                32.4 Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HIGHLANDS BANKSHARES, INC.
                                             (Registrant)


Date:  November 11, 2005           /s/ Samuel L. Neese
                                   ---------------------------------------------
                                   Samuel L. Neese
                                   Executive Vice President and
                                   Chief Executive Officer





Date:  November 11, 2005           /s/ James T. Riffe
                                   ---------------------------------------------
                                   James T. Riffe
                                   Executive Vice President & Cashier

         Exhibits Index

                3.1 Articles of Incorporation of Highlands Bankshares, Inc. (as restated in electronic format only as of July 27,
                        2005), filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on August 2, 2005, incorporated herein by reference.
                31.1 Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
                31.2 Rule 13a-14(a) Certification of Executive Vice President and Cashier
                31.3    Rule 13a-14(a) Certification of Chief Financial Officer
                31.4    Rule  13a-14(a)  Certification  of  Vice   President  of
                        Accounting
                32.1 Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C.
                        Section 1350.
                32.2    Certification  Statement  of  Executive  Vice  President
                        and  Cashier  pursuant to 18 U.S.C. Section 1350.
                32.3    Certification  Statement   of Chief   Financial  Officer
                        pursuant to 18 U.S.C. Section 1350.
                32.4 Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.