Form 10-K
period 2005-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2006-03-31
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.625 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act. Yes__ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer  [  ]   Accelerated filer  [  ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $54,569,279

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 10, 2006, there were 5,263,400 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for the fiscal year ended December 31, 2005—Part II

Proxy Statement for the 2006 Annual Meeting of Shareholders—Part III

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

Part I.

Item I. Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Bank Holding Company Act (BHCA). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2005: the Bank, which was formed in 1985, and Highlands Capital Trust I (HCTI), a statutory business trust (the “Trust”) which was formed in 1998.

The Bank maintains a website at www.hubank.com. The Company makes available through the website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, free of charge, as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Highlands Union Bank

The Bank is a Virginia state chartered bank that was incorporated in 1985. The Bank has two wholly owned subsidiaries, Highlands Union Insurance Services, Inc. (HUIS), which was formed in 1999, and Highlands Union Financial Services, Inc. (HUFS), which was formed in 2001. In February 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. The Bank’s equity investment was $250,000 for two units of ownership. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. At the time of the Bank’s investment there were 32 owner banks. The Bank operates a full-service banking business from its headquarters in Abingdon, Virginia, and its ten full service branch offices. The Bank offers general retail and commercial banking services to individuals, businesses and local government unit customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making commercial, commercial and residential real estate, construction, agricultural and consumer loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks and savings bond sales; and providing other miscellaneous services normally offered by commercial banks. The Bank makes loans in all major loan categories, including commercial, commercial and residential real estate, construction, agricultural and consumer loans.

At December 31, 2005, the Bank had total assets of $593.88 million. Total deposits at this date were $490.40 million. The Bank’s net income for 2005 was $5.33 million which produced a return on average assets of 0.92% and a return on average stockholders' equity of 13.34%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately 47 other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of

December 31, 2005, had purchased seven full service insurance agencies across the state of Virginia. HUIS is used to sell insurance services through the Bankers’ Insurance, LLC.

Highlands Union Financial Services, Inc.

Highlands Union Financial Services, Inc., a wholly-owned subsidiary of the Bank, was formed in 2001   HUFS was formed in order for the Bank to continue to offer, through a third-party, mutual funds, annuities and other financial services to its customers in all market areas served.

Commercial Loans

The Bank makes both secured and unsecured loans to businesses and to individuals for business purposes. Loan requests are granted based upon several factors including credit history, past and present relationships with the Bank, marketability of collateral and the cash flow of the borrowers. Unsecured commercial loans must be supported by a satisfactory balance sheet and income statement. Collateralized business loans may be secured by a security interest in marketable equipment, accounts receivable, business equipment and/or general intangibles of the business. In addition, or as an alternative, the loan may be secured by a deed of trust lien on business real estate. The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral and the general health of the economy. The Bank has established credit review and credit analysis departments as well as specific underwriting policies to aid in mitigating credit risk.

Residential Real Estate Loans

Loans secured by residential real estate are originated by the Bank. The Bank also offers secondary market fixed rate mortgages through multiple sources. These loans and servicing rights are generally sold immediately into the secondary market and fees received are booked into income. These loans must meet certain criteria generally set by the secondary market. All residential loans originated by the Bank are held in the Bank’s loan portfolio. Residential real estate loans carry risk associated with the continued credit-worthiness of the borrower and changes in the value of the collateral. The Bank has established credit review and credit analysis departments as well as specific underwriting policies to aid in mitigating credit risk.

Construction Loans

The Bank makes loans for the purpose of financing the construction of business and residential structures to financially responsible business entities and individuals. These loans are subject to the same credit criteria as commercial and residential real estate loans. In addition to the risks associated with all real estate loans, construction loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget and the value of the collateral may at any point in time may be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be the Bank’s loan customer, is unable to finish the construction project as planned because of financial pressures unrelated to the project. Loans to customers that are made as permanent financing of construction loans may likewise under certain circumstances be affected by external financial pressures. The Bank has established credit review and credit analysis departments as well as specific underwriting policies to aid in mitigating credit risk.

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

Sales and Purchases of Loans

The Bank will occasionally buy or sell all or a portion of a loan. The Bank will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan will exceed the Bank’s legal lending limit, $7.23 million at December 31, 2005, to a single borrower; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the Bank’s legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with the Bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location or in one particular type of loan. The Bank will consider purchasing a loan, or a participation in a loan, from another financial institution if the loan meets all applicable credit quality standards and (i) the Bank’s loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

The following table sets forth, for the three fiscal years ended December 31, 2005, 2004 and 2003, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2005	Interest and Fees on Loans	72.09%
December 31, 2004	Interest and Fees on Loans	72.21%
December 31, 2003	Interest and Fees on Loans	72.97%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of all of Washington County, Virginia, portions of Smyth County, Virginia, the City of Bristol, Virginia, the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee, the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee, the Town of Banner Elk and adjacent portions of Avery County, North Carolina and the Town of Boone and adjacent portions of Watauga County, North Carolina, the Town of West Jefferson, North Carolina and adjacent portions of Ashe County, North Carolina. The local economy is diverse and is oriented toward retail and service, light manufacturing, higher education and agriculture.

The information presented below is based on the most recent information available to the Company.

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. The community is part of the Johnson City-Kingsport-Bristol Combined Statistical Area (CSA). The three largest employment sectors are services, manufacturing and retail trade. The Tri-Cities is home to more than 140 manufacturing and distribution firms. The latest unemployment figures reflect an unemployment rate of 5.0% as of August 2004. Per capita income reported in 2002 is $24,343.00. Bristol / Washington County's largest employer is Bristol Compressors located between Bristol and Abingdon, Virginia. Bristol Compressors is a

subsidiary of York International and manufactures reciprocating compressors from 1 to 25 tons and, through a joint venture in Scroll Technologies, scroll compressors from 2 to 7 -1/2 tons. These compressors are used in York International’s products and are sold to original equipment manufacturers and wholesale distributors. Approximately 75% of Bristol Compressor's revenues are attributable to sales of products to other air conditioning equipment manufacturers or wholesale distributors. York International was acquired by Johnson Controls on December 9, 2005. The future business plans for Bristol Compressors is yet undecided.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia. The three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 4.5% as of November 2004. Per capita income reported in 2002 is $20,817.00. Smyth County’s largest employer is General Dynamics. The company designs, develops and produces high-performance armament systems; a full range of advanced composite-based products; biological and chemical detection systems; tactical deception equipment; and mobile shelter systems. The Smyth County facility currently employs more than 650 people and includes three manufacturing sites totaling more than one million square feet.

Bristol, Tennessee is located in Sullivan County Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 5.8% for 2003. Per capita income reported in 2001 was $25,809.00. Bristol, Tennessee’s largest employer is Exide Technologies Battery Plant. This plant is approximately 631,000 square feet and is used for battery manufacturing. The plant currently employs approximately 1,000 workers.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 7.1% for 2003. Per capita income reported in 2001 was $20,066.00. In Hawkins County, large manufacturers include AFG Industries, with 900 employees; TRW Corp., with 700 employees; Hutchinson Sealing Systems, with 520 employees; Rockwell Automation, Dodge Division, with 420 employees; International Playing Card & Label, with 270 employees; and Cooper Standard Automotive, with 520 employees.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the county include tourism, retail, and service related industries. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. Major industrial employers include Dan River, which manufacturers cotton fabrics, Blalock Lumber (asphalt and ready-mixconcrete), TRW (engine valves and components), and Federal Mogul (automotiveparts). The latest unemployment figures reflect an unemployment rate of 3.7% for 2000. Per capital income reported in 2000 was $18,576.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina. Watauga County’s three largest employment sectors are private industry, education services and retail trade. The latest unemployment figures reflect an unemployment rate of 1.5% as of September 2004. Per capita income reported in 2002 was $24,265.00. Watauga County, North Carolina’s largest employer is Appalachian State University. Appalachian State is the sixth largest university in the University of North Carolina system. Employment at Appalachian State University has remained relatively stable over the past three years.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina. Avery County’s three largest employment sectors are private industry, government and health care / social assistance. The latest unemployment figures reflect an unemployment rate of 2.4% as of September 2004. Per capita income reported in 2002 was $22,876.00. Avery County, North Carolina’s largest employers are Leviton Manufacturing Co., Inc., and Ashe County Board of Education.

West Jefferson, North Carolina is located in Ashe County in the northwestern mountains of North Carolina. Ashe County’s three largest employment sectors are trade / transportation / utilities, construction and health care / education. The latest unemployment figures reflect an unemployment rate of 5.7% as of June 2005. Per capita income reported in 2003 was $23,702.00. Ashe County, North Carolina’s largest employers are Avery Health Care System and Ethan Allen, Inc.

Competition

The banking and financial service business in Virginia, generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete, the Bank relies upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations and extended hours of operation. In addition, the Bank is generally competitive with other financial institutions in their market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Certain Regulatory Considerations

The Company and the Bank are subject to various state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. As a result of the substantial regulatory burdens on banking and financial institutions, including the Company and the Bank, such institutions are disadvantaged relative to other competitors who are not as highly regulated, and their costs of doing business are much higher. The following is a summary of the material provisions of certain statutes, rules and regulations which affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations which are applicable to the businesses of the Company and the Bank. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and the Bank.

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

    The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA), enacted on November 12, 1999, broadly rewrote financial services legislation. The GLBA permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Company Act, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range of securities and merchant banking activities. The Company has not elected to become a financial holding company.

    The Gramm-Leach-Bliley Act led to important changes in the manner in which financial services are delivered in the United States. Bank holding companies and their subsidiary banks are able to offer a much broader array of financial services; however, there is greater competition in all sectors of the financial services market.

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

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (the CRA), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the Bank’s record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. The focus of the regulations is on the volume and distribution of a Bank’s loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a Bank’s product delivery system, particularly branch locations. The regulations require banks, including the Bank, to comply with significant data collection requirements. The regulatory agency's assessment of the Bank’s record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. Management expects that the banks' compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase. The Bank received "Satisfactory" CRA ratings in the last examination by bank regulators.

Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. If an insured institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan to its federal regulatory agency specifying the steps it will take to correct the deficiency.

Prompt corrective action measures in FDICIA impose significant restrictions and requirements on depository institutions that fail to meet their minimum capital requirements. Under Section 38 of the Federal Deposit Insurance Act (“FDI Act”), the federal banking regulatory agencies have developed a classification system pursuant to which all depository institutions are placed into one of five categories based on their capital levels and other supervisory criteria:  well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.

The Bank met the requirements at December 31, 2005 to be classified as “well capitalized.”  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

Section 36 of FDICIA significantly affects financial institutions with more then $500 million in total assets. However, The FDIC has amended Part 363 of its regulations by raising the asset-size threshold from $500 million to $1 billion for internal control assessments by management and external auditors. For institutions between $500 million and $1 billion in assets, only a majority, rather than all, of the members of the audit committee, who must be outside directors, must be independent of management. The final rule became effective December 28, 2005. Below are the key FDICIA requirements including the significant changes relating to the amendments to Part 363:

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

•

An independent public accountant's report that attests to management's assertions concerning the Bank’s internal control and procedure for financial reporting is required.

•

As amended, for covered institutions with between $500 million and $1 billion in total assets, management is no longer required to assess and report on the effectiveness of internal control over financial reporting, the external auditors are no longer required to examine and attest to management's internal control assertions, and only a majority of the outside directors on the audit committee must be independent of management.

•

The amendments provide relief from these requirements to covered institutions with total assets of less than $1 billion only for purposes of Part 363. These covered institutions must continue to fully comply with the remaining provisions of Part 363, including the annual financial statement audit requirement.

•

The amendments do not relieve public covered institutions from their obligations to comply with the provisions of the Sarbanes-Oxley Act and the Securities and Exchange Commission's implementing rules on internal control reporting by management and external auditors and, if applicable, audit committee independence.

•

The amendments took effect December 28, 2005, and applied to institutions whose fiscal years end on or after September 30, 2005.

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

In addition, the Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a state member bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that depletes a Bank’s capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

Virginia law also imposes restrictions on the ability of the Bank to pay dividends. A Virginia state bank is permitted to declare a dividend out of its "net undivided profits", after providing for all expenses, losses, interest and taxes accrued or due by the bank. In addition, a deficit in capital originally paid in must be restored to its initial level, and no dividend can be paid which could impair the Bank’s paid in capital. The Bureau of Financial Institutions further has authority to limit the payment of dividends by a Virginia bank if it determines the limitation is in the public interest and is necessary to ensure the Bank’s financial soundness.

FDICIA provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements.

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

Other Business Concerns

The banking industry is particularly sensitive to interest rate fluctuations, as the spread between the rates which must be paid on deposits and those which may be charged on loans is an important component of profit. In addition, the interest which can be earned on a Bank’s invested funds has a significant effect on profits. Rising interest rates typically reduce the demand for new loans, particularly the real estate loans which represent a significant portion of the Bank’s loan demand.

Employees

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2005, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers was paid by the Bank, including fees paid to its directors. Stock based compensation, through the form of stock options, is paid / granted through the Company.

During 2005, compensation paid to HUFS officers and employees was paid through the Bank. At December 31, 2005, the Bank employed 231 full time equivalent employees at its main office, operations center and branch offices. The Company, HCTI, HUFS and HUIS had no employees at this time.

The Company’s relationship with its employees is considered to be good. Employment has remained very stable over the last several years with very little turnover. There are no employment contracts in existence for any employee or officer.

Item 1A. Risk Factors

Our business is subject to various risks, including the risks described below. Our business, operating results and financial condition could be materially and adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

Changes in interest rates could have an adverse effect on our income.

Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also affect the value of our loans. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations. Interest rates are highly sensitive to many factors that are partly or completely outside of our control, including governmental monetary policies, domestic and international economic and political conditions and general economic conditions such as inflation, recession, unemployment and money supply. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations. We attempt to minimize our exposure to interest rate risk, but we will be unable to eliminate it.

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

A significant portion of our loan portfolio is dependent on real estate. In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2005, approximately 79.42% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and result in a significant portion of our portfolio being under-collateralized. In such a case, it would be likely that we would be required to increase our provision for loan losses, which would negatively affect our results of operations. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our ability to recover fully on defaulted loans by foreclosing and selling the real estate collateral would be diminished and we would be more likely to suffer losses on defaulted loans, which could adversely affect our profitability and financial condition. Risk of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to this risk by monitoring our extensions of credit carefully. We cannot fully eliminate credit risk, and as a result credit losses may occur in the future.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control, and these losses may exceed our current estimates. Rapidly growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. Al though we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Because of our growth strategy, we expect that our earnings will be negatively impacted by loan growth, which requires additions to our allowance for loan losses. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our growth strategy, which may affect our short-term earnings.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Our profitability and the value of your investment may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Recently enacted, proposed and future banking legislation and regulations have had, and will continue to have, or may have a significant impact on the financial services industry. These regulations, which are intended to protect depositors and not our shareholders, and the interpretation and application of them by federal and state regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions that are not subject to similar regulation in stronger, more favorable competitive positions.

We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.

        We are a customer-focused and relationship-driven organization. We expect our future growth to be driven in a large part by the relationships maintained with our customers by our Executive Vice President and Chief Executive Officer, Samuel L. Neese, and our other executive and senior lending officers, all of whom have many years of experience in our industry. We have not entered into employment agreements with any of the executive or senior officers. The unexpected loss of Mr. Neese or other key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings. We do not maintain key man life insurance policies on any of our executives.

We will face risks with respect to future expansion.

Our current strategy is to continue growing in the southwest Virginia, western North Carolina and northeastern Tennessee markets. Our expansion strategy will involve a number of risks such as the time and expense associated with evaluating new markets for expansion, hiring local management and opening new offices. Any future expansion efforts may entail substantial costs and may not produce the additional growth or earnings that were anticipated, which could adversely affect our results of operations. Any expansion plans we undertake may also divert the attention of our management from the operation of our current business, which could also have an adverse effect on our results of operations.

The success of our growth strategy depends on our ability to identify and recruit individuals with experience and relationships in the markets in which we intend to expand.

We intend to expand our banking network over the next several years in the southwest Virginia, western North Carolina and northeastern Tennessee markets. We believe that to expand into new markets successfully, we must identify and recruit experienced key management members with local expertise and relationships in these markets. We expect that competition for qualified management in the markets in which we expand will be intense and that there will be a limited number of qualified persons with knowledge of and experience in the community banking industry in these markets. The process of identifying and recruiting individuals with the combination of skills and attributes required to carry out our strategy is often lengthy. Even if we identify individuals that we believe could assist us in establishing a presence in a new market, we may be unable to recruit these individuals away from more established banks. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. Our inability to identify, recruit and retain talented personnel to manage new offices effectively and in a timely manner would limit our growth and could materially adversely affect our business, financial condition and results of operations.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. Our business operations are centered primarily in Virginia, North Carolina, and Tennessee. Increased competition within this region may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown, could hurt our business. Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, in particular an economic slowdown within our geographic region, could result in the following consequences, any of which could hurt our business materially:

•

loan delinquencies may increase;

•

problem assets and foreclosures may increase;

•

demand for our products and services may decline; and

•

collateral for loans made by us may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

We do business in a small geographic area, and a large percentage of our loans are made in our market area. If the region suffers a significant or prolonged period of economic downturn, there is a greater likelihood that more of our customers could become delinquent on their loans or other obligations to, which could adversely affect our performance. If more competitors come into our market area, our business could suffer.

There is a limited trading market for our common stock; it may be difficult to sell our shares after you have purchased them.

Our common stock is currently listed on the Over The Counter Bulletin Board and the Pink Sheets under the symbol “HBKA.OB.” The volume of trading activity in our stock is relatively low, thirty-four trades in the last six months. Even if a more active market develops, there can be no assurance that such market will continue, or that you will be able to sell your shares at or above the offering price. You should carefully consider the lack of liquidity of your investment in the common shares when making your investment decision.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s and the Bank’s headquarters are located at 340 W. Main Street, Abingdon, Virginia. In addition to the Bank’s Main Office location, the Bank owns ten branch offices: one in the Town of Abingdon, Virginia; one in Washington County, Virginia, two in the City of Bristol, Virginia; one in the Town of Glade Spring, Virginia; one in the Town of Marion, Virginia; one in the City of Bristol, Tennessee; one in the Town of Rogersville, Tennessee; one in the Town of Boone, North Carolina; and one in the Town of Banner Elk, North Carolina. The Bank owns the land and buildings of all of these branch offices as well as the main office for the Company and Bank. The Bank also owns the land and building used for Financial Services, Collections, Human Resources and Credit Cards in Abingdon, Virginia. The Bank owns a piece of vacant land in Marion, Virginia that used to house a drive-up ATM. The Bank owns a vacant piece of land in Bristol, Tennessee that is being held for a potential future branch site. The Bank owns a tract of land in Sevierville, Tennessee that will be used for the development of a branch bank office in 2006. The Bank leases office space in Abingdon, Virginia for operational purposes, leases office space in West Jefferson, North Carolina for a loan production office and leases office space in Sevierville, Tennessee for a loan production office. The Company owns the land and buildings used as the Bank’s Operations Center and Technology House in Abingdon, Virginia. The Company owns the land and vacant building on property adjacent to the Company’s Operation Center in Abingdon, Virginia. The Company owns vacant land in proximity to its Main Branch Office in Abingdon, Virginia. The Company exercised an option to purchase approximately five acres of vacant land in Abingdon, Virginia for future possible development of a corporate headquarters. Subsequent to December 31, 2005, the Company entered into an option to purchase an additional nine and one-half acres adjacent to the orginal five acres for future development needs.

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

    None

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

There are two distinct markets for the Company’s common stock. The Company’s common stock is traded on the Over-The-Counter Bulletin Board (OTCBB) and the Pink Sheets by five broker dealers under the symbol HBKA.OB. The Company also maintains a list of individuals, in its local market, who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The stock transfer agent of the Company attempts to keep a record of the prices of stock trades by asking the parties about the trade price per share. Please refer to the table below entitled Common Stock Performance for a breakdown of the trades known to the Company for the four quarters of each of 2005 and 2004. The amounts below have been adjusted to reflect the Company’s 2:1 stock split paid on September 9, 2005.

Common Stock Performance – December 31, 2005

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$15.00	$13.68	$14.58	$ -

Second Quarter	$15.00	$12.13	$14.84	$ 0.075

Third Quarter	$17.00	$13.05	$14.60	$ -

Fourth Quarter	$19.00	$14.75	$15.93	$ -

Common Stock Performance – December 31, 2004

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$14.00	$12.90	$13.90	$ -

Second Quarter	$14.50	$12.88	$13.55	$ 0.06

Third Quarter	$15.00	$12.75	$14.00	$ -

Fourth Quarter	$15.00	$12.88	$14.71	$ -

The Company’s primary source of funds for dividend payments is dividends from its subsidiary bank. Bank regulatory agencies restrict dividend payments of the subsidiaries, as more fully disclosed in Note 11 of Notes to Consolidated Financial Statements.

As of March 10, 2006, the Company had approximately 1,291 shareholders of record.

Issuer Repurchases of Equity Securities

The following table sets forth information with respect to repurchases of common stock that the Company made during the fourth quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (in thousands)

October 2005	-	$ -	-	207,478

November 2005	21,500	$16.00	21,500	185,978

December 2005	8,667	$16.00	8,667	177,311

Total	30,167	$16.00	30,167	177,311

(1)

On December 8, 2004, the Company’s board of directors approved a stock repurchase program to purchase over 12 months up to 258,000 shares (adjusted for 2:1 split) of its outstanding common stock (the “Program”). The Company disclosed the Program in a Current Report on Form 8-K filed on January 26, 2005. The Company has allocated $3.8 million to the Program and anticipates funding for the Program to come from available corporate funds.

(2)

On December 14, 2005, the Registrant’s board of directors approved a stock repurchase program to purchase over the next 12 months up to 151,000 shares of its outstanding common stock (the “Program”). The Registrant has allocated $2.5 million to the Program and anticipates funding for the Program to come from available corporate funds. The Program replaces a prior authorization to repurchase shares of common stock that expired on December 7, 2005. The Registrant currently has 5,280,615 shares of common stock outstanding.

Item 6. Selected Financial Data

The Company and Subsidiaries Selected Consolidated Financial Data:

(Amounts in thousands, except per share data)

		Years Ended December 31,
		2005	2004	2003	2002	2001

	Interest income	$ 32,189	$ 29,460	$ 29,463	$ 30,944	$ 32,998
	Interest expense	14,490	12,162	12,877	14,266	18,887
	Net interest income	17,699	17,298	16,586	16,678	14,111
Selected Income Statement Data	Provision for loan losses	1,155	1,300	2,053	1,825	1,448
	Non-interest income	4,850	4,572	4,652	3,646	3,364
	Non-interest expense	14,998	14,871	13,470	13,046	11,619
	Income taxes	1,363	1,042	1,195	1,349	1,107
	Net income	5,033	4,657	4,520	4,104	3,301

	Basic net income	$ 0.95	$ 0.88	$ 0.85	$ 0.78	$ 0.63
	Diluted net income	0.94	0.87	0.85	0.77	0.62
*Per share data	Cash dividends declared	0.075	0.06	0.05	0.045	0.04

	Book value per share	7.98	7.37	6.67	6.08	5.19

Selected Balance Sheet Data at End of Year	Loans, net	$407,274	$387,133	$373,534	$335,644	$322,042
	Total securities	140,284	133,203	124,964	104,925	100,270
	Total assets	599,341	567,060	543,416	485,603	453,745
	Total deposits	486,908	468,657	450,009	410,301	392,093
	Stockholders’ equity	42,132	39,299	35,434	32,199	27,452

Selected Balance Sheet Daily Averages	Loans, net	$396,530	$381,178	$355,593	$332,207	$306,661
	Total securities	130,367	129,611	115,313	99,768	87,238
	Total assets	584,500	556,995	517,497	465,175	430,723
	Total deposits	480,080	459,761	439,330	398,972	370,111
	Stockholders’ equity	40,290	38,895	36,886	31,286	25,683

	Return on average assets	0.86%	0.83%	0.87%	0.87%	0.77%
Selected Ratios	Return on average equity	12.43%	12.55%	13.27%	13.82%	12.78%
	Dividend payout ratio	7.94%	6.87%	5.86%	5.80%	6.39%
	Average equity to average assets	6.89%	6.64%	6.59%	6.32%	6.00%

* Data adjusted for 2:1 split paid September 9, 2005.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The purpose of this discussion is to provide information about the financial condition and results of operations of the Company and its wholly-owned subsidiaries and other information included in this report. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Caution About Forward-Looking Statements

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

•

Problems with technology utilized by the Company

•

Changing trends in customer profiles and behavior; and

•

Changes in banking and other laws and regulations applicable to the Company.

Overview

The Company is a bank holding company located in southwest Virginia. It conducts commercial banking operations primarily through its full service banking subsidiary, Highlands Union Bank (“the Bank”). The Bank has two wholly owned subsidiaries, Highlands Union Financial Services, Inc. and Highlands Union Insurance Services, Inc.. These two subsidiaries offer investment and insurance products. Revenues and net income derived from these two sources are not significant at this time. Management characterizes the Bank as a "community bank".

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

The Company makes money primarily by earning an interest rate spread between the interest rates it earns on loans and securities and interest rates it pays on deposits and other borrowed money. The Company also earns money through fees, service charges and other non-interest income.

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

Presented below is a discussion of the accounting policy that management believes is important to the understanding of the Company’s financial condition and results of operations. This critical accounting policy requires management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements.

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb the estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is based on management’s judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties, and variability related to the factors used. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Performance Summary

The following table shows the Company’s key performance ratios for the periods ended December 31, 2005, 2004 and 2003:

	12/31/05	12/31/05	12/31/03
Return on Average Assets	0.86%	0.83%	0.87%
Return on Average Equity	12.43%	12.55%	13.27%
Basic Earnings Per Share	$0.95	$.88	$.85
Fully Diluted Earnings Per Share	$0.94	$.87	$.85
Net Interest Margin (1)	3.52%	3.60%	3.67%

(2)

Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.

(2)

Earnings per share and fully diluted earnings per share have been restated to reflect the 2 for 1 stock split which occurred on September 9, 2005.

Growth

The following table shows the Company’s key growth indicators for the periods ending December 31, 2005, 2004 and 2003:

	12/31/05	12/31/04	12/31/03

Securities	$135,726	$128,953	$122,064
Loans, net	$407,274	$387,133	$373,534
Deposits	$486,908	$468,657	$450,009
Assets	$599,341	$567,060	$543,416

Asset Quality

The following table shows the Company’s key asset quality indicators for the periods ending December 31, 2005, 2004 and 2003:

	12/31/05	12/31/04	12/31/03

Non- accrual loans	$2,920	$3,902	$3,723
Loans past due over 90 days	1,281	661	802
Other real estate owned	810	1,047	370
Allowance for loan losses to total loans	1.06%	1.07%	1.13%
Net charge-off ratio	0.24%	0.36%	0.44%

For further information see the discussion under "Provision and Allowances for Loan Losses".

Results of Operations

(dollar amounts in thousands)

Net Interest Income

2005 versus 2004

Net interest income for 2005 was $17,699 or an increase of $401 over 2004. During 2005 interest income increased $2,729. This was a result of both existing interest earning assets re-pricing at higher rates and new loans made and securities purchased at higher rates. Throughout 2005 the Federal Reserve Board continued its policy of raising short term rates. Interest-bearing liabilities also re-priced upward, causing an increase in interest expense of $2,328. The net result of these events was a slight decrease in the Company’s net interest margin to 3.52% in 2005 from 3.60% in 2004. To help offset the margin reduction and in anticipation of short term rates falling over the next year or two, the Company continued to increase its portfolio of fixed rate municipal bonds. The Company also continued to increase its portfolio of adjustable rate mortgages to help offset any increase in interest rate risk resulting in these municipal bond purchases. The Company has also made a concerted effort to lock in longer term funding by increasing its long term funding from the Federal Home Loan Bank. The current trend is the result of short-term interest rates rising after an unusually long period of low interest rates. The tax equivalent yield on earning assets for 2005 was 6.19%, increasing 24 basis points during the year. During the same period, the yield on interest bearing liabilities increased by 41 basis points.

2004 versus 2003

Net interest income for 2004 was $17,298, an increase of $712 over 2003. During 2004 interest income decreased $3 as assets re-priced downward. Interest-bearing liabilities also repriced downward, causing a decline in interest expense. The net result of these events was a slight decrease in the net interest margin to 3.60% in 2004 from 3.67% in 2003. The tax equivalent yield on earning assets for 2004 was 5.95%, declining 39 basis points during the year. During the same period, the yield on interest bearing liabilities decreased by 36 basis points. The continued period of low interest rates resulted in many of the 1-4 family adjustable rate mortgages as well as adjustable rate securities to continue to reprice downward. New loans and securities were also made at lower rates.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2005			2004			2003
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (2)	$400,759	$ 26,703	6.66%	$385,434	$ 24,575	6.38%	$359,187	$ 24,893	6.93%
Securities (1)(3)	136,567	5,319	4.87	130,629	4,870	4.73	115,313	4,495	4.87
Federal funds sold	4,157	167	4.02	973	15	1.54	7,757	75	0.97
Total interest-earning assets	$541,483	$ 32,189	6.19%	$517,036	$ 29,460	5.95%	$482,257	$ 29,463	6.34%
LIABILITIES
Interest bearing liabilities:
Interest bearing dep.	$405,363	$ 11,282	2.78%	$392,475	$ 9,310	2.37%	$380,229	$ 10,335	2.72%
Other interest bearing liabilities	60,872	3,208	5..27	57,602	2,852	4.95	41,119	2,542	6.18
Total interest-bearing liabilities	$466,235	$ 14,490	3.11%	$450,077	$ 12,162	2.70%	$421,348	$ 12,877	3.06%
Net interest income		$ 17,699			$ 17,298			$ 16,586
Net margin on interest earning assets on a tax equivalent basis			3.52%			3.60%			3.67%
Average interest spread			3.08%			3.25%			3.29%

(1) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free investments. Virginia banks are exempt from state income tax.
(2) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(3)

The yield on securities classified as available for sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by Financial Accounting Standard 115.

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

Increase/(Decrease) Due to Volume and Rate

	2005 Compared to 2004			2004 Compared to 2003
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
(Dollars in Thousands)
INTEREST INCOME Securities	$ 306	$ 143	$ 449	$ 708	$ (333)	$ 375
Federal funds sold	128	24	152	(104)	44	(60)
Loans	1,021	1,107	2,128	1,674	(1,992)	(318)
Total Income Change	$ 1,455	$ 1,274	$ 2,729	$ 2,278	$ (2,281)	$ (3)
INTEREST EXPENSE Savings and time deposits	$ 358	$ 1,614	$ 1,972	$ 290	$ (1,315)	$ (1,025)
Other interest-bearing liabilities	173	183	356	816	(506)	310
Total Expense Change	$ 531	$ 1,797	$ 2,328	$ 1,106	$ (1,821)	$ (715)
Increase (Decrease) in Net Interest Income	$ 924	$ (523)	$ 401	$ 1,172	$ (460)	$ 712

Non-interest Income

(dollar amounts in thousands)

2005 versus 2004

Non-interest income for 2004 was $4,850, a 6.08% increase over 2004.  During the fourth quarter of 2005, the Company implemented an overdraft privilege program as an additional service to its customer base. The number of checks processed continues to decline as the number of electronic transactions increases. Merchant and debit card fee income increased by $128 over 2004 due to increases in merchant fees and visa check card interchange fees. The use of debit cards continued to increase significantly over the prior period.

Net securities gains and losses increased $159 from 2004. The majority of sales consisted of tax-exempt municipal bonds and agency preferred stocks (see the “Securities” section for further discussion). Income received during 2005 from the Company’s investment in Virginia Title Company, LLC. totaled $126. Earnings related to its investment in Bank Owned Life Insurance totaled $340, or a decrease of $14 as compared to 2004.

Management of the Company is continually looking for and researching areas to increase the amount of non-interest income. During 2005, the Company became on equity owner in BI Investments, which is a full service dealer broker created in conjunction with the Virginia Bankers Association. Bankers’ Investments allows the Company to offer a full range of investment products. Management believes this investment will increase its ability to generate future sales for a wide array of financial services products.

2004 vs. 2003

Non-interest income for 2004 was $4,572, a 1.72% decrease from 2003. Merchant and debit card fee income increased by $108 over 2003 due to increases in merchant and interchange fees. Net securities gains and losses were down $189 from 2003. Income received during 2004 from the Company’s investment in Virginia Title Company, LLC totaled $184, an increase of $23 over 2003. Earnings related to its investment in Bank Owned Life Insurance totaled $354 or a decrease of $4 as compared to 2003.

Non-interest Expense

(dollar amounts in thousands)

2005 versus 2004

   Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses and other operating expenses. Non-interest expense for 2005 was $14,998, essentially the same as 2004. Salaries and employee benefits increased by 1.26% or $110. The Company opened a new branch in Banner Elk, NC. in February 2004 and opened a loan production office in West Jefferson, NC during the fourth quarter of 2004. A full year of expense was incurred during 2005 for these two locations. Other non-interest expenses remained comparable to 2004. Recent technology enhancements have allowed the bank to leverage its existing personnel base to help minimize overall increases in personnel costs. No new facilities were opened in 2005.

2004 versus 2003

Non-interest expense for 2004 was $14,871, an increase of $1,401 or 10.40% over 2003. The most significant changes occurred in salaries and employee benefits.  Salaries and employee benefits increased by 12.28% or $951 due to growth of the Company mainly in the area of branch expansion. The Company opened a new branch in Blountville, TN. in August of 2003, opened a new branch in Banner Elk, NC. in February of 2004 and opened a loan production office in West Jefferson, NC during the fourth quarter of 2004. Other non- interest expenses increased also due to Company growth. During the third quarter of 2004, the Company installed a check imaging and distributive capture system and began producing image statements to its customers. This move will allow the company to take advantage of the benefits related to the Check 21 Act which was signed into law in October 2004. These systems should also have a positive impact on personnel expense in the future as the handling of checks is diminished.

Income Taxes

(dollar amounts in thousands)

2005 vs. 2004

Income tax expense for 2005 increased by $321 when compared to 2004 primarily due to the increase in pretax income and the capital loss treatment pertaining to the sale of approximately $4,597 of agency preferred stocks. Tax exempt income continues to be the primary difference between the"expected" and reported tax expense.

2004 vs. 2003

Income tax expense for 2004 decreased by $153 when compared to 2003 primarily due to the additional income related to tax exempt municipal bond income and tax exempt earnings related to its Bank Owned Life Insurance.

Provision and Allowance for Loan Losses

(dollar amounts in thousands)

2005 vs. 2004

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions. The internal credit review department performs pre-credit analyses of large credits and also conducts credit review activities that provide management with an early warning of asset quality deterioration. The internal credit review department also prepares regular analyses of the adequacy of the allowance for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses and makes pool allocations for historical losses for various loan types. The Company uses a rolling three year history by loan category in determining pool allocation factors. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions and market area, unemployment trends, the effects of any changes in loan policies, and the effects of competition and regulatory factors on the loan portfolio.

The internal credit review department as well as management has determined that the Company's allowance for loan losses is sufficient. Loans past due ninety days or more and still accruing were $1,281 at December 31, 2005, compared to $661 at December 31, 2004. Net charge-offs to total loans decreased from 0.36% in 2004 to 0.24% in 2005. This was in large part due to the changes implemented in 2004 related to credit scoring, underwriting, analysis and review.

2004 vs. 2003

During the first half of 2004, the Company greatly enhanced both its credit review and credit analysis departments. Additional staffing was added and enhanced procedures and systems were also implemented. Loans past due ninety days or more and still accruing were $661 at December 31, 2004, lower than the $802 at December 31, 2003. Net charge-offs to total loans decreased from .44% in 2003 to .36% in 2004.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2005	2004	2003	2002	2001
Allowance for loan losses at beginning of year	$4,181	$4,274	$ 3,877	$ 3,418	$ 2,950
Loans charged off:
Commercial	131	219	299	389	107
Real Estate – mortgage	205	192	270	94	10
Consumer	791	1,089	1,211	1,043	1,087
Other	0	0	0	0	0
Total	$ 1,127	$ 1,500	$ 1,780	$ 1,526	$ 1,204
Recoveries of loans previously charged off:
Commercial	$ 17	$ 2	$ 8	$ 5	$ 3
Real Estate – mortgage	10	1	0	0	0
Consumer	123	104	116	155	221
Other	0	0	0	0	0
Total	$ 150	$ 107	$ 124	$ 160	$ 224

Net loans charged off	$ 977	$ 1,393	$ 1,656	$ 1,366	$ 980

Provision for loan losses	1,155	1,300	2,053	1,825	1,448
Allowance for loan losses end of year	$ 4,359	$ 4,181	$ 4,274	$ 3,877	$ 3,418
Average total loans (net of unearned income)	$ 400,759	$ 385,434	$ 359,187	$ 335,823	$ 309,753
Total loans (net of unearned income) at year-end	$ 411,633	$ 391,314	$ 377,808	$ 339,521	$ 325,460
Ratio of net charge-offs to average loans	0.244%	0.361%	0.461%	0.407%	0.316%
Ratio of provision for loan losses to average loan	0..288%	0.337%	0.572%	0.543%	0.467%
Ratio of provision for loan losses to net charge-off	118.219%	123.973%	123.973%	133.602%	147.755%
Allowance for loan losses to year-end loans	1.059%	1.068%	1.131%	1.142%	1.050%

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

Non-performing loans

(dollar amounts in thousands)

The loan portfolio of the Bank is reviewed regularly by senior officers to evaluate loan performance. The frequency of the review is based on a rating of credit worthiness of the borrower utilizing various factors such as net worth, credit history and customer relationship. The evaluations emphasize different factors depending upon the type of loan involved. Commercial and real estate loans are reviewed on the basis of projections of cash flow and estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.

Management’s review of commercial and other loans may result in a determination that a loan should be placed on a non-accrual of interest basis. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full repayment of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.

The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. The following table presents non-performing assets as of the five periods ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

	2005	2004	2003	2002	2001
(Amounts in thousands)

Non-performing loans	$ 4,201	$ 4,653	$ 4,521	$ 2,606	$ 2,063

Non-accrual loans	$ 2,920	$ 3,902	$ 3,723	$ 1,728	$ 1,159

Loans past-due 90 days and more and still accruing	$ 1,281	$ 661	$ 802	$ 891	$ 950

Interest income lost on non-accruing loans	$ 227	$ 237	$ 235	$ 104	$ 73

Interest income realized on loans past-due 90 days and more and still accruing	$ 68	$ 44	$ 15	$ 18	$ 15

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses as of December 31, 2005, 2004, 2003, 2002 and 2001.

	Year Ended December 31, Percent of Loans on each Category (Dollars in Thousands)
	2005(1)			2004(1)			2003
	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans
Commercial	$ 710	16.29%	9.38%	$ 705	16.86%	9.13%	$ 830	19.42%	10.37%
Real Estate	1,255	28.79	79.42	1,302	31.16	76.40	224	5.24	73.25
Consumer	858	19.68	10.07	953	22.79	13.25	3,220	75.34	15.08
Other / Unallocated	1536	35.24	1.13	1,221	29.19	1.22	0	0.00	1.30
Total	$ 4,359	100.00%	100.00%	$ 4,181	100.00%	100.00%	$ 4,274	100.00%	100.00%

	2002			2001
	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans
Commercial	$ 972	25.06%	10.87%	$ 857	25.06%	7.98%
Real Estate	228	5.89	70.60	201	5.89	66.09
Consumer	2,672	68.93	17.05	2,356	68.93	24.92
Other	5	0.12	1.48	4	0.12	1.01
Total	$ 3,877	100.00%	100.00%	$ 3,418	100.00%	100.00%

1)

Percentages for 2005 and 2004 are categorized differently from prior years due to the Company’s change in its methodology of the calculation of the Allowance for Loan Loss reserve. More enhanced pooling allocation factors are now being used, in addition to more detailed historical data being utilized. The allowance for loan loss reserve is computed quarterly by the Company’s internal credit review department and is reviewed by the Senior Financial Officers of the Company. Management believes its method, implemented in 2004, pertaining to the allocation of loan loss reserve is both adequate and more properly allocates the reserve among the various categories.

Financial Condition

Balance Sheet

(dollar amounts in thousands)

2005 vs. 2004

Total assets for the Company increased by $32,281 or 5.69% in 2005. Interest earning assets grew by $25,796 or 4.90% for the year. Interest bearing liabilities increased by $21,410 or 4.73% in 2005. Asset growth was primarily attributable to increased market share in both North Carolina and Tennessee.

2004 vs. 2003

Total assets for the Company increased by $23,644 or 4.35% in 2004. Interest earning assets grew by $23,070 or 4.59% for the year. Interest bearing liabilities increased by $6,253 or 1.40% in 2004. Non-interest bearing deposits increased by $13,849 or 23.45% during 2004. Asset growth was primarily attributable to loan growth in western North Carolina.

Loans

(dollar amounts in thousands)

2005 vs. 2004

Loans net of unearned income and deferred fees increased by $20,319 or 5.19% in 2005. Loans secured by real estate showed an increase of approximately $27,825, offset by a decline in loans secured by collateral other than real estate of approximately $10,562. The decline in loans secured by collateral other than real estate was primarily due to the Company’s decision to discontinue its dealer finance division in the first quarter of 2005. This decision was made due to the competitive nature of this program and the risks associated from these indirect loans. Management also believes the decline in loans secured by collateral other than real estate was also due to the following:

•

General economic conditions and the lack of employment opportunity in portions of the Company's market area.

•

A decline in consumer requests for new car financing because of special financing incentives offered by automobile companies.

•

Stricter credit scoring / underwriting implemented in 2004.

•

Consumers taking advantage of low mortgage rates to refinance home mortgages to obtain funds that might otherwise have been borrowed through a consumer loan.

Reversal of this trend may occur to some extent as economic conditions change and higher interest rates make mortgage refinancing less appealing. However, management believes that automotive related financing offers and competition from the credit card sector will remain. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income in the future but should have a favorable impact on future net charge-offs as the percentage of real estate secured loans to total loans increases.

2004 vs. 2003

Loans net of unearned income and deferred fees increased by $13,506 or 3.57% in 2004. Loans secured by real estate showed an increase of approximately $22,354, offset by a decline in loans secured by collateral other than real estate of $7,152 and a decrease in unsecured loans of $1,692. The majority of the increase in loans during 2004 was the result of the continued growing market share in North Carolina. Again, the decline in non-real estate secured loans was due to the above mentioned reasons.

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, 2005 for each of the past five years:

	December 31, (Dollars in thousands)
	2005		2004		2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$ 151,815	36.88%	$ 146,970	37.54%	$141,693	37.49%	$ 128,462	37.82%	$114,556	35.18%
Multi-family	4,148	1.01	3,379	0.86	2,651	0.70	3,383	1.00	3,011	0.92
Commercial, Construction and Land Development	140,178	34.05	122,997	31.42	113,146	29.93	85,468	25.16	80,673	24.77
Second Mortgages	10,962	2.66	7,419	1.89	6,976	1.85	11,676	3.43	7,737	2.38
Equity Line of Credit	9,800	2.38	8,981	2.29	7,430	1.96	5,253	1.54	4,166	1.28
Farmland	10,015	2.43	9,347	2.39	4,843	1.28	5,589	1.65	5,065	1.56
	$ 326,918	79.41%	$ 299,093	76.39%	$276,739	73.21%	$ 239,831	70.60%	$215,208	66.09%
Secured, Other:
Personal	$ 33,395	8.11%	$ 44,222	11.30%	$ 48,637	12.87%	$ 49,483	14.57%	$ 60,532	18.59%
Commercial	25,628	6.23	24,992	6.38	27,247	7. 21	26,043	7.67	26,002	7.98
Agricultural	3,653.89		4,024	1.03	4,506	1.19	4,209	1.23	3,274	1.01
	$ 62,676	15.23%	$ 73,238	18.71%	$ 80,390	21.27%	$ 79,735	23.47%	$ 89,808	27.58%

Unsecured:	$ 22,048	5.36%	$ 19,176	4.90%	$ 20,868	5.52%	$ 20,135	5.93%	$ 20,614	6.33%

Loans, gross	$ 411,642	100.00%	$ 391,507	100.00%	$ 377,997	100.00%	$ 339,701	100.00%	$325,630	100.00%

The following table shows the maturity of loans outstanding, inclusive of contractual amortization, as of December 31, 2005

	December 31, 2005 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$11,185	$5,128	$23,627	$9,489	$28,973	$73,413	$151,815
Multi-family	251	0	3,335	0	562	0	4,148
Commercial, Construction & Land Development	29,884	18,464	58,302	5,834	15,836	11,858	140,178
Second Mortgages	1,663	501	3,572	86	4,164	976	10,962
Equity Line of Credit	0	667	0	3,269	0	5,864	9,800
Farmland	237	2,565	6,600	54	377	182	10,015
Secured, Other:
Personal	10,922	1	21,711	3	711	47	33,395
Commercial	8,886	4,588	11,626	127	401	0	25,628
Agricultural	507	1,861	1,148	67	70	0	3,653
Unsecured	7,596	10,850	2,289	956	317	40	22,048

Loans, Gross	$ 71,131	$ 44,625	$132,210	$ 19,885	$ 51,411	$ 92,380	$411,642

Securities

(dollar amounts in thousands)

2005 vs. 2004

Investment securities available for sale increased $6,773 (market value) from December 31, 2004 to December 31, 2005. Purchases during the year consisted primarily of 1 year adjustable rate mortgage backed securities and fixed rate municipal bonds. As short term interest rates have risen during the year, management has continued its investment strategy to purchase securities that will not only blend in with the Company’s overall asset liability strategy but also maximize yield. A majority of the monthly paydowns were again prepayments on variable rate securities as a result of prepayments occurring on the underlying mortgages. The senior financial officers review and manage the securities portfolio on an ongoing basis.

At December 31, 2005, net unrealized losses in the Company’s securities portfolio classified available for sale totaled $1,727. The majority of these unrealized losses were related to the Company’s holdings ($6,250 in book value) of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association agency preferred stock. As discussed in Footnote 2 in the Company’s Consolidated Financial Statements, management of the Company does not consider any of these losses to be other than temporary. It is management’s opinion that the unrealized losses are primarily related to interest rate changes. Management also feels that the market values of these particular instruments have also been negatively affected by the accounting related irregularities at both Fannie Mae and Freddie Mac. The Company has both the ability and intent to hold these instruments for a time necessary to recover its cost. Even with the intent and ability to hold these securities, the Board and Management elected to sell approximately $4,597 of agency preferred stock realizing a net capital loss of approximately $383. This decision was specifically a risk management decision to reduce the Company’s amount of holdings in this type of investment. Management at that time felt that the amount of holdings in these instruments needed to be reduced as a percentage of the entire securities portfolio. These instruments are stocks and do not have a stated maturity date. The Company continues to hold a “laddered” structure of these investments (a single 1- year floater, two 2- year floaters and a single 5- year floater). It should be noted that these instruments have gained approximately 35% in value since December 31, 2005 as interest rates have continued to rise. As these instruments have moved closer to their reset dates and as their related indexes have adjusted upward, their values also have been increasing which supports management’s belief that these losses are temporary and related primarily to the interest rate cycle.

Also during the year, the Company elected to sell a portion of its municipal bond portfolio (approximately $17,353 in book value) and recognized gains totaling approximately $921. Management took the opportunity to sell the municipal bonds and realize the gain and subsequently re-invest the proceeds back into more municipal bonds at similar yields. The average life of the municipals that management purchased was only 2-4 years longer than the municipals that were sold.

2004 vs. 2003

Investment Securities available for sale increased $6.89 million (market value) from December 31, 2003 to December 31, 2004. During 2004, the majority of the increase was purchases of adjustable rate mortgage backed securities, many of which had an initial reset date of 3 or 5 years.

Investment Portfolio

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2005.

	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$ -	$ 1,913	$ 4,671	$ 3,523	4.18%	$ 10,107	$ 10,351
Mtg.-backed Sec – variable rate	-	-	51	51,969	3.81	52,020	52,583
State & Municipal’s – tax exempt	-	461	251	56,003	5.89	56,715	56,880
State & Municipal’s – taxable	-	487	553	-	4.21	1,040	1,062
U.S. Agencies – fixed rate	-	738	-	-	4.10	738	750
Agency Preferred – variable rate	-	-	-	4,677	4.00	4,677	6,250
Corporate bonds – fixed rate	-	-	-	1,422	6.12	1,422	1,424
Corporate bonds – variable rate	-	-	456	8,390	5.73	8,846	8,881
SBA bonds – variable rate	-	-	-	140	4.14	140	140
CMO’s – variable rate	-	-	-	21	4.30	21	21
TOTAL	$ -	$ 3,599	$ 5,982	$126,145		$135,726	$138,342
Total fixed rate securities	$ -	$ 3,599	$ 5,475	$ 60,948		$ 70,022	$ 70,467
Total variable rate securities	$ -	$ -	$ 507	$ 65,197		$ 65,704	$ 67,875

Deposits

(dollar amounts in thousands)

2005 vs. 2004

Total deposits grew by $18,251 or 3.89% in 2005. Non-interest bearing demand deposits increased by $7,141. Total time deposits increased by $20,238. Savings accounts declined during the year as customers began placing more funds back into the equity markets or moving their funds to time deposits. The increase in time deposits is primarily a result of rising interest rates and the growth in the North Carolina and Tennessee markets. The majority of the increase in time deposits was related to the growth in the Bank’s “HUB Choice” 25- month CD which gives the customer a one time option to increase the rate during the term of the certificate. This product has been widely accepted due to the expectation of rising interest rates.

2004 vs. 2003

    Total deposits grew by $18,648 or 4.14% in 2004. Non-interest bearing demand deposits increased by $13,849. Interest bearing demand and savings accounts declined during the year as customers began placing more funds back into the equity markets. The small increase in time deposits during 2004 was a continuation of the trend of customers being unwilling to choose longer term deposit instruments. This trend is expected to reverse when longer term interest rates move to higher levels, which will provide an incentive for customers to invest for longer periods.

The following table provides a breakdown of deposits at December 31 for the years indicated:

	December 31,
	(Amounts in Thousands)
	2005	2004	2003

Non-interest bearing demand deposits	$ 80,047	$ 72,906	$ 59,057
Interest bearing demand deposits	59,144	58,526	64,048
Savings deposits	67,440	77,186	80,764
Time deposits	280,277	260,039	246,140
Total Deposits	$ 486,908	$ 468,657	$ 450,009

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 74,444	0.00%	$ 67,274	0.00%	$ 59,094	0.00%
Interest-bearing demand deposits	59,078	1.49	63,095	1.19	58,771	1.40
Savings deposits	71,623	1.08	82,241	1.07	77,470	1.55
Time deposits	274,663	3.50	247,139	3.11	243,995	3.41
Total	$479,808		$459,749		$439,330

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2005 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$ 10,343
Over 3 months through 6 months	17,618
Over 6 months through 12 months	15,033
Over 12 months	45,487
Total	$ 88,481

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

(dollar amounts in thousands)

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

Off-Balance Sheet Arrangements

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Contractual Obligations

Listed below are the contractual obligations of the Company and its subsidiaries at December 31, 2005 aggregated by type and due date. Optional call date provisions are reflected in the table below.

	Total	Less than one year	One to Three Years	Three to Five Years	More Than Five Years

Long-term debt obligations	$ 38,475	$ 0	$ 23,707	$ 14,200	$ 568
Capital lease obligations	-	-	-	-	-
Operating lease obligations	101	51	50	-	-
Purchase obligations (1)	90	90	-	-	-
Other long-term liabilities reflected on the Company’s balance sheet	6,300	-	6,300	-	-

(1)

The above purchase obligations represent approximate amounts to be disbursed for the Company’s expansion of its Abingdon, Virginia property located at 250 W. Valley St. (see Properties section for further explanation).

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

The Company runs simulation models through a range of positive and negative interest rate movements to determine the effect these shifts in interest rates would have on the market value of the Company’s equity. The market value is determined by applying a discount rate to the Company’s interest-earning assets and interest-bearing liabilities that are not carried at market value, based on current rate levels at the time the model is run and calculating the present value of future cash flows.

There are several common components of interest rate risk that must be effectively managed to maintain minimal impact on the Company’s earnings and capital. Repricing risk comes largely from timing differences in the pricing of interest-earning assets and interest-bearing liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest and principal payments and maturing assets at lower or higher rates. Basis risk arises when different yield curves or pricing indices do not change at precisely the same moment in time or magnitude so that earning assets and interest-bearing liabilities with the same maturity are not affected equally. Yield curve risk refers to unequal movements in short-term and long-term interest rates.

The Company is not a party to derivative financial instruments with off-balance sheet risks such as futures, forwards, swaps, and options. The Company, however, is a party to financial instruments with off-balance sheet risks such as commitments to extend credit and standby letters of credit and recourse obligations in the normal course of business to meet the financing needs of its customers. See Note 16 of Notes to Consolidated Financial Statements for additional information relating to financial instruments with off-balance sheet risk. Management does not plan any future involvement in high risk derivative products.

The following table provides the maturities of investment securities, loans, and deposits as of December 31, 2005, and measures the interest rate sensitivity gap for each range of maturity indicated. The amounts below also reflect various prepayment assumptions.

	December 31, 2005 (Dollars in Thousands) Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
ASSETS
Interest-bearing Investment Securities	$ 13,207	$ 26,071	$ 101,006	$ 140,284
Fed Funds Sold	110	-	-	110
Loans	171,783	188,868	50,982	411,633
Other interest bearing assets	-	-	-	-
Non-interest bearing Other Assets	-	-	47,314	47,314

Total Assets	$ 185,100	$ 214,939	$ 199,302	$ 599,341

LIABILITIES AND SHARE- HOLDERS’ EQUITY
Interest-bearing
(1) All Interest bearing Deposits	$ 262,744	$ 140,170	$ 3,947	$ 406,861
Other Interest bearing Liab.	9,708	57,207	568	67,483
Non-interest-bearing
Demand Deposit Non-Interest	-	-	80,047	80,047
Other Liabilities	-	-	2,818	2,818
Shareholders’ Equity	-	-	42,132	42,132
Total Liabilities and Shareholders’ Equity	$ 272,452	$ 197,377	$ 129,512	$ 599,341

Interest Rate Sensitivity GAP	$(87,352)	$ 17,562	$ 69,790	$ -

(1) For purposes of this schedule, the Company includes 100% of its statement savings, NOW and MMDA in the one year column.

Asset Liability Management

The Company’s primary objectives for asset and liability management are to establish internal controls and procedures that will result in managing interest rate risk, liquidity management, capital planning, asset mix and volume control, and loan and deposit pricing. The Asset and Liability Committee (ALCO) is headed by the CEO and includes management personnel from the different areas of the Bank. The ALCO meets on a monthly basis.

In determining the appropriate level of interest rate risk, the ALCO reviews the changes in projected net interest income subject to various changes in interest rates. To help effectively measure interest rate risk, the ALCO utilizes rate sensitivity and simulation analysis to determine the impact on net interest income as well as the changes in the Economic Value of Equity. Simulation analysis is used to subject or “shock” the current re-pricing and maturing amounts to rising and falling interest rates. Rate change increments of 1% and 2% up and down are used in the monthly simulation analysis. Loan and investment security prepayments are estimated using current market information.

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

The following table shows the estimated cumulative impact on net interest income (NII) for the next 12 months as of December 31, 2005, subject to the specified interest rate changes. For purposes of this schedule the Company used a parallel rate shock on its interest earning assets and interest bearing liabilities. A parallel rate shock means that a 100 basis point increase in the rate index (prime rate) would result in an immediate 100 basis point increase on interest earning assets and interest bearing liabilities subject to the interest rate reset date. The Company uses a 50 basis point slope for its computation. The slope is the number of basis points per month that an index can increase or decrease until it reaches the target rate.

Rate change increment	% change in NII	$ change in NII

Up 100 basis points	-1.55%	-310,000
Up 200 basis points	-3.53%	-705,000
Down 100 basis points	1.18%	236,000
Down 200 basis points	-.28%	-55,000

The above schedule assumes that 100% of the Company’s interest bearing checking accounts and 100% of its statement savings accounts would reprice according to the above increments. The above schedule also assumes an approximate growth of 8% over the next 12 months for all of the Company’s rate sensitive categories.

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2005:

Independent Registered Auditor’s Report;

Consolidated Statements of Financial Condition as of December 31, 2005, 2004 and 2003;

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2005;

Consolidated Statements of Stockholder’s Equity for each of the years in the three year period ended December 31, 2005;

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2005; and

Notes to Consolidated Financial Statements for December 31, 2005, 2004 and 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management regularly monitors and reviews the internal controls established for the various operating activities of the Bank. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by Company’s financial officers to prepare the Company’s periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly. Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee.

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

There were not any changes in the Corporation’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees – Audit Committee” and “Code of Ethics” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Director Compensation,” “Executive Officer Compensation,” “Stock Options,” “Option Exercises and Holdings” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Security Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plans” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Certain Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)  (1)

The response to this portion of Item 15 is submitted as a separate section of this report.

(2)

All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2005 Consolidated Financial Statements.

(3)

Exhibits:

3.1

Articles of Incorporation of Highlands Bankshares, Inc. (as restated in electronic format only as of July 27, 2005), filed as Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on August 2, 2005, incorporated herein by reference.

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

11

Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2005 Annual Report to Shareholders and incorporated herein by reference).

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

HIGHLANDS BANKSHARES, INC.

Date:  March 26, 2006

BY: /s/ Samuel L. Neese

      Samuel L. Neese

      Executive Vice President and

      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 26, 2006.

Signature	Title	Date
/s/ James D. Morefield James D. Morefield	Chairman of the Board, and Director	March 26, 2006
/s/ Dr. James D. Moore, Jr. Dr. James D. Moore, Jr.	President	March 26, 2006
/s/ J. Carter Lambert J. Carter Lambert	Vice Chairman	March 26, 2006
/s/ Samuel L. Neese Samuel L. Neese	Executive Vice President, and Chief Executive Officer	March 26, 2006
/s/ James T. Riffe James T. Riffe	Executive Vice President and Cashier	March 26, 2006
/s/ William E. Chaffin William E. Chaffin	Director	March 26, 2006
/s/ E. Craig Kendrick E. Craig Kendrick	Director	March 26, 2006

/s/ Clydes B. Kiser Clydes B. Kiser	Director	March 26, 2006
/s/ Charles P. Olinger Charles P. Olinger	Director	March 26, 2006
/s/ William J. Singleton William J. Singleton	Director	March 26, 2006
/s/ Dr. H. Ramsey White, Jr. Dr. H. Ramsey White, Jr.	Director	March 26, 2006

EXHIBIT INDEX

Exhibit No.

Description

3.1

Articles of Incorporation of Highlands Bankshares, Inc. (as restated in electronic format only as of July 27, 2005), filed as Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on August 2, 2005, incorporated herein by reference.

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