Form 10-Q
period 2006-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2006-05-15
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ]   Accelerated filer  [  ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,233,227 shares of common stock, par value $0.625 per share,

outstanding as of May 12, 2006

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) March 31, 2006	(Note 1) December 31, 2005

Cash and due from banks	$ 13,867	$ 16,631
Federal funds sold	573	110

Total Cash and Cash Equivalents	14,440	16,741

Investment securities available for sale (amortized cost $139,735 at March 31, 2006, $138,342 at December 31, 2005)	137,450	135,726
Other investments, at cost	4,639	4,558
Loans, net of allowance for loan losses of $4,372 at March 31, 2006, $4,359 at December 31, 2005	408,300	407,274
Premises and equipment, net	17,912	17,234
Interest receivable	3,370	3,543
Other assets	14,297	14,265

Total Assets	$ 600,408	$ 599,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 81,882	$ 80,047
Interest bearing	407,216	406,861

Total Deposits	489,098	486,908

Federal funds purchased	1,800	4,610
Interest, taxes and other liabilities	4,401	2,818
Other short-term borrowings	23,099	18,098
Long-term debt	33,449	38,475
Capital securities	6,300	6,300

Total Other Liabilities	69,049	70,301

Total Liabilities	558,147	557,209

STOCKHOLDERS’ EQUITY

Common stock (5,248 and 5,281 shares issued and outstanding, respectively)	3,280	3,300
Additional paid-in capital	6,827	6,788
Retained earnings	33,662	33,771
Accumulated other comprehensive income	(1,508)	(1,727)

Total Stockholders’ Equity	42,261	42,132

Total Liabilities and Stockholders’ Equity	$ 600,408	$ 599,341

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
INTEREST INCOME
Loans receivable and fees on loans	$ 6,982	$ 6,367
Securities available for sale:
Taxable	778	608
Exempt from taxable income	689	644
Other investment income	90	30
Federal funds sold	23	14

Total Interest Income	8,562	7,663

INTEREST EXPENSE
Deposits	3,235	2,535
Federal funds purchased	38	13
Other borrowed funds	808	750

Total Interest Expense	4,081	3,298

Net Interest Income	4,481	4,365

Provision for Loan Losses	256	288

Net Interest Income after Provision for Loan Losses	4,225	4,077

NON-INTEREST INCOME
Securities gains (losses), net	23	280
Service charges on deposit accounts	734	524
Other service charges, commissions and fees	255	280
Other operating income	141	160

Total Non-Interest Income	1,153	1,244

NON-INTEREST EXPENSE
Salaries and employee benefits	2,140	2,251
Occupancy expense of bank premises	223	203
Furniture and equipment expense	408	371
Other operating expense	1,016	957

Total Non-Interest Expense	3,787	3,782

Income Before Income Taxes	1,591	1,539

Income Tax Expense	300	295

Net Income	$ 1,291	$ 1,244

Basic Earnings Per Common Share	$ 0.25	$ 0.24

Earnings Per Common Share – Assuming Dilution	$ 0.24	$ 0.23

Dividends Per Share	$ 0.15	$ 0.08

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,291	$ 1,244
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	256	288
Provision for deferred income taxes	-	48
Depreciation and amortization	296	295
Net realized gains on available-for-sale securities	(23)	(280)
Net amortization on securities	132	133
Amortization of capital issue costs	6	4
(Increase) decrease in interest receivable	173	(235)
(Increase) decrease in other assets	(177)	143
Increase in interest, taxes and other liabilities	1,583	925

Net cash provided by operating activities	3,537	2,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	7,352	6,619
Proceeds from maturities of debt and equity securities	5,487	4,794
Purchase of debt and equity securities	(14,341)	(19,048)
Purchase of other investments, net	(63)	(48)
Net increase in loans	(1,282)	(4,419)
Premises and equipment expenditures	(965)	(130)

Net cash used in investing activities	(3,812)	(12,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	3,270	13,787
Net (decrease) in demand and savings deposits	(1,080)	(5,162)
Net (decrease) in Federal Funds Purchased	(2,810)	-
Net increase (decrease) in short-term borrowings	5,001	(12,500)
Net increase (decrease) in long-term debt	(5,026)	12,488
Cash dividends paid	(787)	(400)
Proceeds from exercise of common stock options	44	46
Repurchase of common stock	(638)	(128)

Net cash provided by (used in) financing activities	(2,026)	8,131

Net decrease in cash and cash equivalents	(2,301)	(1,536)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,741	13,509

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 14,440	$ 11,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 3,658	$ 3,089

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2004	5,330	$ 3,331	$ 6,418	$ 30,321	$ (771)	$ 39,299

Comprehensive income:
Net income	-	-	-	1,244	-	1,244
Change in unrealized gain on securities available for sale, net of deferred income tax benefit of $199	-	-	-		(396)	(396)
Less: reclassification adjustment net of deferred tax expense of $95	-	-	-		(185)	(185)
Total comprehensive income	-	-	-	-	-	663

Common stock issued for stock options exercised, net	4	2	44	-	-	46
Common stock repurchased	(8)	(5)	-	(122)	-	(127)
Cash dividend	-	-	-	(400)	-	(400)

Balance, March 31, 2005	5,326	$ 3,328	$ 6,462	$ 31,043	$ (1,352)	$ 39,481

Balance, December 31, 2005	5,281	$ 3,300	$ 6,788	$ 33,771	$ (1,727)	$ 42,132

Comprehensive income:
Net income	-	-	-	1,291	-	1,291
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $121	-	-	-		234	234
Less: reclassification adjustment net of deferred tax expense of $8	-	-	-		(15)	(15)
Total comprehensive income	-	-	-	-	-	1,510

Common stock issued for stock options exercised, net	8	5	39	-	-	44
Common stock repurchased	(41)	(25)	-	(613)	-	(638)
Cash dividend	-	-	-	(787)	-	(787)

Balance, March 31, 2006	5,248	$ 3,280	$ 6,827	$ 33,662	$ (1,508)	$ 42,261

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2005 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2005 Form 10-K. The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 is as follows:

	2006	2005

Balance, January 1	$ 4,359	$ 4,181
Provision	256	288
Recoveries	64	52
Charge-offs	(307)	(320)

Balance, March 31	$ 4,372	$ 4,201

Note 3  -  Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2006	2005

Tax expense at statutory rate	$ 541	$ 523
Reduction in taxes from:
Tax-exempt interest	(234)	(219)
Other, net	(7)	(9)

Provision for income taxes	$ 300	$ 295

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4  - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at March 31, 2006.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	11.82%	12.89%	8.01%

Highlands Union Bank	10.14%	11.20%	6.89%

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

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2006 and 2005.

	Basic EPS	Weighted Average Number of Shares	Diluted EPS	Weighted Average Number of Shares
Quarter Ended:
March 31, 2006	$ 0.25	5,259,748	$ 0.24	5,359,010
March 31, 2005	$ 0.24	5,325,860	$ 0.23	5,392,202

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 7 – Dividend Reinvestment and Stock Purchase Plan

On March 1, 2002, the Company initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) for its shareholders. The Plan enables shareholders to reinvest their cash dividends to purchase additional shares of the Company’s common stock. Shareholders also have the option to make additional cash purchases of stock ranging from $100 to $5,000 per quarter. Shares in the Plan, which covers 100,000 shares of common stock, are purchased in the open market or directly from the Company.

Note 8 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2006, these commitments included: standby letters of credit of $4.02 million; equity lines of credit of $9.66 million; credit card lines of credit of $4.10 million; commercial real estate, construction and land development commitments of $23.87 million; and other unused commitments to fund interest earning assets of $18.44 million.

During the first quarter of 2006, the Board of Directors approved management to sign contracts for the construction of a branch bank in Sevierville, Tennessee. The branch bank is expected to be completed and opened in August of 2006. The estimated cost of this contract is $680 thousand.

Note 9 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

On December 16, 2004, the Financial  Accounting Standards Board issued Statement of Financial  Accounting  Standard (SFAS) No. 123R,  Share-Based  Payment,  that addresses the accounting for share-based payment transactions in which a company receives  employee  services in exchange for either  equity  instruments  of the company or liabilities  that are based on the fair value of the company's equity instruments  or that may be settled by the issuance of such equity instruments. SFAS No. 123R  eliminates  the ability to account for  share-based  compensation transactions  using the intrinsic method and requires that such  transactions be accounted for using a  fair-value-based  method and recognized as expense in the consolidated  statement  of  income.  The effective date of SFAS No. 123R (as amended by the Securities and Exchange Commission) is for annual periods beginning after June 15, 2005. The Company adoped the standard effective January 1, 2006 using the modified prospective method. The provisions of SFAS No. 123R do not have an impact on the Company's results of operations at the present time.  Any options issued in 2006 or in subsequent periods, however would increase compensation expense.

Note 10  – Stock Split

On July 13, 2005, the Company’s Board of Directors declared a 2 for 1 stock split with respect to its common stock. The split was payable on September 9, 2005 to shareholders of record as of July 27, 2005. As a result of the stock split, each of the Company’s shareholders owned twice as many shares. In addition, authorized shares increased from 20,000,000 to 40,000,000 and par value decreased from $1.25 to $0.625. All references in the financial statements and other disclosures related to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

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

Critical Accounting Policy

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

Presented below is a discussion of the accounting policy that management believes is the most important to the portrayal and understanding of the Company’s financial condition and results of operations.  This critical accounting policy requires management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements in the 2005 Form 10-K.

Allowance for Loan Losses

The Company monitors and maintains an allowance for loan losses to absorb an estimate of probable losses inherent in the loan portfolio.  The Company maintains policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance the reserve is maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

Results of Operations

Results of operations for the three-month periods ended March 31, 2006 and March 31, 2005 reflected net income of $1.29 million and $1.24 million, respectively, an increase of 3.78%. This increase was in part due to the Company’s ability to hold its net interest margin as well as reduce the amount of provision for loan losses over the corresponding 2005 period. Over the past 18-24 months, as the Federal Reserve has increased short-term interest rates, the Company has had a significant portion of its interest earning assets reprice due to the fact that they were adjustable rate instruments. This has helped to offset the increase in interest expense as the Company’s interest bearing liabilities have also been re-pricing at higher rates.

Net interest income for the three months ended March 31, 2006 was approximately $116 thousand, or 2.66%, greater than the comparable 2005 period. The Company’s total interest income increased over the same periods by approximately $899 thousand due to new loans and securities being originated and purchased, as the case may be, at higher rates and existing loans and securities resetting at higher rates as they adjust or are renewed. The Company’s total interest expense increased by approximately $783 thousand over the same periods due to new interest-bearing deposits being recorded at higher rates and existing interest-bearing deposits re-pricing at higher rates as they mature. During the first three months of 2006, the Company’s non-interest income decreased by $91 thousand over the corresponding period for 2005. This decrease  was primarily due to an decrease in securities gains of $257 thousand over the comparable 2005 period. Service charges on deposit accounts increased by $210 thousand primarily due to the implementation of a new overdraft privilege program that was launched in the fourth quarter of 2005. The Company’s non-interest expense increased by only $5 thousand over the corresponding period for 2005.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity from 12.56% for the three-month period ended March 31, 2005 to 12.15% for the corresponding period in 2006. Return on average assets of 0.86% for the three months ended March 31, 2006 was slightly lower than the 0.87% for the same period in 2005.

Average interest-earning assets increased approximately $31.65 million from the period ended March 31, 2005 to the current period, while average interest-bearing liabilities increased $14.92 million over the prior period. The tax-equivalent yield on average interest-earning assets increased 32 basis points to 6.36% in the first quarter of 2006 as compared to 6.04% in the same period in 2005.  The yield on average interest-bearing liabilities increased 61 basis points to 3.44% in the first quarter of 2006 as compared to 2.83% in the first quarter of 2005. The Company’s growth in non-interest bearing deposits over the past 12 months was a significant factor in the increase in net interest income.

The provision for loan losses for the three-month period ended March 31, 2006 totaled $256 thousand. This represents a decrease of $32 thousand over the comparable period in 2005. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-

offs for the first three months of 2006 were $243 thousand compared with $268 thousand for the corresponding period in 2005. Year–to–date net charge-offs were 0.06% and 0.07% of total loans for the periods ended March 31, 2006 and March 31, 2005, respectively. Loan loss reserves increased $171 thousand or 4.07% to $4.37 million at March 31, 2006 from the same date in 2005.

Financial Position

Total loans increased from $395.41 million at March 31, 2005 to $412.67 million at March 31, 2006. For the three-month period ended March 31, 2006, total loans increased $1.04 million. Within the Bank’s primary lending market there have been several announced plant closings. It has also been announced that Washington County, Virginia’s primary employer, Bristol Compressors, has been sold and there is uncertainty as to whether the plant will remain in business. Due to the less favorable economic environment, customers are not borrowing money as readily as they have in past years. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area. The loan to deposit ratio increased from 82.85% at March 31, 2005 to 84.37% at March 31, 2006. The loan to deposit ratio at December 31, 2005 was 84.54%. The increase in the loan to deposit ratio over the last twelve months is due to a larger increase in loans over deposits primarily due to the increased competition for deposits in the Company’s market areas. Deposits at March 31, 2006 increased $2.19 million since December 31, 2005 and $11.82 million since March 31, 2005.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions.  Non-performing assets were $5.41 million or 1.31% of total loans at March 31, 2006 compared with $5.15 million or 1.25% of total loans at December 31, 2005 and $6.08 million or 1.54% of total loans at March 31, 2005.

Investment securities and other investments totaled $142.09 million (market value) at March 31, 2006, which reflects an increase of $1.81 million or 1.29% from the December 31, 2005 total of $140.28 million. The majority of the Company’s investment purchases during the three-month period were fixed rate tax-exempt municipals, fixed rate agencies and adjustable rate mortgage backed securities. Investment securities available for sale and other investments, at  March 31, 2006 were comprised of mortgage backed securities (41.57% of the total securities portfolio), municipal issues (40.41%), collateralized mortgage obligations (CMO’s) (0.01%), corporate bonds (7.58%), Small Business Administration backed securities (0.10%), U. S. government agencies (3.47%), and equity securities (3.60%).  The Company’s entire securities portfolio was classified as available for sale at both March 31, 2006 and 2005.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers Bank stock. These investments (carrying value of $4.07 million and 2.86% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In 2002, the Bank purchased $7.4 million of Bank-Owned Life Insurance covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies are being used to offset future employee benefit costs.

In April 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will continue to generate on-going non-interest income for the Bank.

In February 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. The Bank’s equity investment was $250,000 for two units of ownership. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. Management anticipates that this investment will continue to provide additional non-interest income in the future. At the time of the Bank’s investment there were 32 owner banks.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $42.26 million at March 31, 2006, representing an increase of $2.78 million or 7.04% over March 31, 2005.  Total stockholders’ equity at December 31, 2005 was $42.13 million. Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($14.44 million) and investment securities available for sale ($137.45 million) at March 31, 2006.  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

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

Management also reviews its balance sheet GAP position on a monthly basis.  Part of this review encompasses reviewing the amount of interest rate earning assets and interest rate bearing liabilities that could re-price in the subsequent periods. This is done to help maintain a consistent interest rate position.

Beginning in August 2004, the Company also began offering a 25 month certificate in which the customer has a one time option to adjust the rate at any time during the term of the certificate. By offering these rates and products, the Company has been able to shift existing customers’ time deposits, as well as attracting new time deposit customers, to longer term maturities. Additionally, the Company has also increased its amount of long term borrowings with the Federal Home Loan Bank as well as attracted some longer term certificates through a national certificate of deposit network known as Qwikrate. Conversely, the Company has also been offering a 8- month CD product as a result of increased competition and to provide an option to those customers who prefer a shorter term maturity.  The Company has also seen significant increases in its mortgage lending. The increase in this loan category has been primarily in adjustable rate mortgages and fixed rate balloon instruments.

Management also maintains a favorable fixed versus variable asset mix by the blend of securities purchased. Over the last several months, the majority of investments purchased have been adjustable rate mortgage backed securities and municipal bonds. These purchases have provided the Bank with both an acceptable level of return and a satisfactory interest rate risk position.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2005 Form 10-K.

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

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the 2005 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jan. 1, 2006 – Jan. 31, 2006	25,000	$16.00	25,000	117,348
Feb. 1, 2006 – Feb. 28, 2006	--	--	--	117,348
Mar. 1, 2006 – Mar. 31, 2006	14,860	$16.00	14,860	102,488
Total	39,860	$16.00	39,860

(1)

On December 14, 2005, the Company’s board of directors approved a stock repurchase program to purchase over the next 12 months up to 151,000 shares of its outstanding common stock (the “Program”).  The Company has allocated $2.5 million to the Program and anticipates funding for the Program to come from available corporate funds. The Program replaces a prior authorization to repurchase shares of common stock that expired on December 7, 2005.

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

Date:  May 12, 2006

/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

Chief Executive Officer

Date:  May 12, 2006

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