Form 10-Q
period 2006-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2006-08-14
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,221,058 shares of common stock, par value $0.625 per share,

outstanding as of August 14, 2006

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2006

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005 (Note 1)	3

Consolidated Statements of Income (Unaudited)
for the Three Months and Six Months Ended
June 30, 2006 and 2005	4

Consolidated Statements of Cash Flows (Unaudited)
for the Six Months Ended June 30, 2006 and 2005	5

Consolidated Statements of Changes in
Stockholders’ Equity (Unaudited) for the Three Months and
Six Months Ended June 30, 2006 and 2005 .	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-10

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of
	Security Holders	18-19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES .	20

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) June 30, 2006	(Note 1) December 31, 2005

Cash and due from banks	$ 14,640	$ 16,631
Federal funds sold	3,473	110

Total Cash and Cash Equivalents	18,113	16,741

Investment securities available for sale (amortized cost $143,360 at June 30, 2006, $138,342 at December 31, 2005)	139,970	135,726
Other investments, at cost	5,299	4,558
Loans, net of allowance for loan losses of $4,465 at June 30, 2006, $4,359 at December 31, 2005	418,948	407,274
Premises and equipment, net	18,218	17,234
Interest receivable	3,588	3,543
Other assets	15,003	14,265

Total Assets	$ 619,139	$ 599,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 83,804	$ 80,047
Interest bearing	406,711	406,861

Total Deposits	490,515	486,908

Federal funds purchased	--	4,610
Interest, taxes and other liabilities	3,344	2,818
Other short-term borrowings	35,599	18,098
Long-term debt	40,925	38,475
Capital securities	6,300	6,300

Total Other Liabilities	86,168	70,301

Total Liabilities	576,683	557,209

STOCKHOLDERS’ EQUITY

Common stock (5,227 and 5,281 shares issued and outstanding, respectively)	3,267	3,300
Additional paid-in capital	6,839	6,788
Retained earnings	34,587	33,771
Accumulated other comprehensive income	(2,237)	(1,727)

Total Stockholders’ Equity	42,456	42,132

Total Liabilities and Stockholders’ Equity	$ 619,139	$ 599,341

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
INTEREST INCOME
Loans receivable and fees on loans	$ 7,427	$ 6,668	$ 14,409	$ 13,035
Securities available for sale:
Taxable	843	626	1,621	1,234
Exempt from taxable income	710	648	1,399	1,292
Other investment income	68	25	158	54
Federal funds sold	33	37	56	52

Total Interest Income	9,081	8,004	17,643	15,667

INTEREST EXPENSE
Deposits	3,445	2,712	6,680	5,247
Federal funds purchased	45	7	83	21
Other borrowed funds	952	775	1,760	1,525

Total Interest Expense	4,442	3,494	8,523	6,793

Net Interest Income	4,639	4,510	9,120	8,874

Provision for Loan Losses	328	247	584	535

Net Interest Income after Provision for Loan Losses	4,311	4,263	8,536	8,339

NON-INTEREST INCOME
Securities gains, net	-	211	23	491
Service charges on deposit accounts	752	602	1,486	1,126
Other service charges, commissions and fees	290	261	545	541
Other operating income	146	150	287	310

Total Non-Interest Income	1,188	1,224	2,341	2,468

NON-INTEREST EXPENSE
Salaries and employee benefits	2,236	2,247	4,376	4,497
Occupancy expense of bank premises	212	201	435	405
Furniture and equipment expense	384	341	792	712
Other operating expense	1,086	1,018	2,102	1,974

Total Non-Interest Expense	3,918	3,807	7,705	7,588

Income Before Income Taxes	1,581	1,680	3,172	3,219

Income Tax Expense	289	464	589	759

Net Income	$ 1,292	$ 1,216	$ 2,583	$ 2,460

Basic Earnings Per Common Share – Weighted Average	$ 0.25	$ 0.23	$ 0.49	$ 0.47

Earnings Per Common Share – Assuming Dilution	$ 0.24	$ 0.23	$ 0.48	$ 0.46

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,583	$ 2,460
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	584	535
Provision for deferred income taxes	--	48
Depreciation and amortization	577	557
Net realized gains on available-for-sale securities	(23)	(491)
Net amortization on securities	261	278
Amortization of capital issue costs	13	11
(Increase) in interest receivable	(45)	(278)
(Increase) in other assets	(537)	(541)
Increase in interest, taxes and other liabilities	526	862

Net cash provided by operating activities	3,939	3,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	7,352	20,960
Proceeds from maturities of debt and equity securities	11,059	9,985
Purchase of debt and equity securities	(23,666)	(33,407)
Purchase of other investments	(711)	(274)
Net increase in loans	(12,258)	(10,607)
Premises and equipment expenditures	(1,543)	(609)

Net cash used in investing activities	(19,767)	(13,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	8,252	16,710
Net (decrease) in demand, savings and time deposits	(4,645)	(8,118)
Net (decrease) in federal funds purchased	(4,610)	--
Net increase (decrease) in short-term borrowings	17,501	(6,262)
Net increase in long-term debt	2,450	12,475
Cash dividends paid	(787)	(400)
Proceeds from exercise of common stock options	57	120
Repurchase of common stock	(1,018)	(704)

Net cash provided by financing activities	17,200	13,821
Net increase in cash and cash equivalents	1,372	3,310

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,741	13,509

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 18,113	$ 16,819

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 7,401	$ 6,319
Income taxes	$ 766	$ 230

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2005	5,326	$ 3,328	$ 6,462	$ 31,043	$ (1,352)	$ 39,481

Comprehensive income:
Net income	-	-	-	1,216	-	1,216
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $202	-	-	-	-	393	393
Less: reclassification adjustment net of deferred tax expense of $72	-	-	-	-	(139)	(139)
Total comprehensive income	-	-	-	-	-	1,470

Common stock issued for stock options exercised	6	4	70	-	-	74
Common stock repurchased	(40)	(25)	-	(552)	-	(577)
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2005	5,292	$ 3,307	$ 6,532	$ 31,707	$ (1,098)	$ 40,448

Balance, March 31, 2006	5,248	$ 3,280	$ 6,827	$ 33,662	$ (1,508)	$ 42,262

Comprehensive income:
Net income	-	-	-	1,292	-	1,291
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $376	-	-	-	-	(729)	(729)
Less: reclassification adjustment net of deferred tax expense of $0	-	-	-	-	-	-
Total comprehensive income	-	-	-	-	-	562

Common stock issued for stock options exercised	2	1	12	-	-	13
Common stock repurchased	(23)	(14)	-	(367)	-	(381)
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2006	5,227	$ 3,267	$ 6,839	$ 34,587	$ (2,237)	$ 42,456

See accompanying Notes to Consolidated Financial Statements

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2004	5,330	$ 3,331	$ 6,418	$ 30,321	$ (771)	$ 39,299

Comprehensive income:
Net income	-	-	-	2,460	-	2,460
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $1	-	-	-	-	(3)	(3)
Less: reclassification adjustment net of deferred tax expense of $167	-	-	-	-	(324)	(324)
Total comprehensive income	-	-	-	-	-	2,133

Common stock issued for stock options exercised	10	6	114	-	-	120
Common stock repurchased	(48)	(30)	-	(674)	-	(704)
Cash dividend	-	-	-	(400)	-	(400)

Balance, June 30, 2005	5,292	$ 3,307	$ 6,532	$ 31,707	$ (1,098)	$ 40,448

Balance, December 31, 2005	5,281	$ 3,300	$ 6,788	$ 33,771	$ (1,727)	$ 42,132

Comprehensive income:
Net income	-	-	-	2,583	-	2,583
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $255	-	-	-	-	(495)	(495)
Less: reclassification adjustment net of deferred tax expense of $8	-	-	-	-	(15)	(15)
Total comprehensive income	-	-	-	-	-	2,072

Common stock issued for stock options exercised	9	6	51	-	-	57
Common stock repurchased	(63)	(39)	-	(980)	-	(1,019)
Cash dividend	-	-	-	(787)	-	(787)

Balance, June 30, 2006	5,227	$ 3,267	$ 6,839	$ 34,587	$ (2,237)	$ 42,456

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2005 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2005 Form 10-K. The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 is as follows (in thousands):

	2006	2005

Balance, January 1	$ 4,359	$ 4,181
Provision	584	535
Recoveries	94	77
Charge-offs	(572)	(535)

Balance, June 30	$ 4,465	$ 4,258

Note 3 - Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows (in thousands):

	2006	2005

Tax expense at statutory rate	$ 1,078	$ 1,094
Increase (reduction) in taxes from:
Tax-exempt interest	(476)	(439)
Other, net	(13)	104

Provision for income taxes	$ 589	$ 759

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes total equity reduced by goodwill and certain other intangibles. Tier 2 capital (combined capital) includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at June 30, 2006.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	10.27%	11.33%	7.12%

Highlands Bankshares, Inc.	11.81%	12.87%	8.17%

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

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six and three months ended June 30, 2006 and 2005.

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Basic Earnings Per Share	$ 0.49	$ 0.47	$ 0.25	$ 0.23

Basic Number of Shares	5,246,519	5,309,088	5,233,436	5,294,640

Diluted Earnings Per Share	$ 0.48	$ 0.46	$ 0.24	$ 0.23

Diluted Number of Shares	5,343,248	5,375,272	5,330,165	5,360,825

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

Note 8 – Commitments and Contingencies

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those commitments include the following instruments at June 30, 2006: standby letters of credit of $4.39 million; equity lines of credit of $9.86 million; credit card lines of credit of $4.04 million; commercial real estate, construction and land development commitments of $21.61 million; and other unused commitments to fund loans of $23.88 million.

Additionally, as of June 30, 2006, approximately $100,000 remains to be disbursed for the construction of a 2-story addition to the Technology Department property located in Abingdon, Virginia and approximately $330,000 remains to be disbursed for the construction of a new branch facility located in Sevierville, TN. This branch is scheduled to open in August 2006. Final disbursements for both projects are expected to be made during the third quarter of 2006.

Note 9 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The Company adoped the standard effective January 1, 2006 using the modified prospective method. The provisions of SFAS No. 123R do not have an impact on the Company's results of operations at the present time. Any options issued in 2006 or in subsequent periods, however, would increase compensation expense.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Highlands Union Insurance Services and Highlands Union Financial Services, which are subsidiaries of Highlands Union Bank, generate fee income by providing insurance and financial service products to its clients.

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

Presented below is a discussion of the accounting policy that management believes is important to the portrayal and understanding of the Company’s financial condition and results of operations. This critical accounting policy requires management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the 2005 Form 10-K.

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

For loans without individual measures of impairment, the Company makes estimates of losses for groups of loans as required by SFAS No. 5. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk tolerance; level of experience, ability and depth of lending management; and national and local economic conditions.

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

Forward-Looking Information

Certain information in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	The ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	The ability to continue to attract low cost core deposits to fund asset growth;
•	Maintaining capital levels adequate to support the Company’s growth;
•	Maintaining cost controls and asset quality as the Company opens or acquires new branches;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

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

Results of Operations

Results of operations for the three-month and six-month periods ended June 30, 2006 reflected net income of $1.29 million and $2.58 million, respectively, an increase of 6.25% and 5.00% over the corresponding periods in 2005. This increase was in part due to the Company’s ability to increase its net interest income as well as a significant increase related to its service charges on deposit accounts. Over the past 24 months, as the Federal Reserve has increased short-term rates, the Company has had a significant portion of its interest earning assets re-price due to the fact that they were adjustable rate instruments. This has helped to offset the increase in interest expense as the Company’s interest bearing liabilities have also been re-pricing at higher rates. Total interest income for the six months ended June 30, 2006 was approximately $1.98 million more than the comparable 2005 period due to new loan and investment securities volume being recorded at higher rates and existing adjustable rate loans and investment securities re-pricing at higher rates. The Company’s total interest expense increased by $1.73 million over the same periods due to new interest-bearing deposits being recorded at higher rates and existing interest-bearing deposits re-pricing higher as they mature or re-price. The Company continues to face stiff competition in all of its market areas as it pertains to rates on deposits and loans. Provision for loan loss reserves increased $49 thousand for the six months ended June 30, 2006 compared to the prior year.

Operating results of the Company when measured as a percentage of average equity reveals a slight decrease in return on average equity to 12.19% for the six-month period ended June 30, 2006 from 12.37% for the corresponding period in 2005. Return on average assets of 0.85% for the six months ended June 30, 2006 remained constant to the comparable 2005 period.

Net interest income for the three-month and six-month periods ended June 30, 2006 increased 2.86% and 2.77%, respectively, or $129 thousand and $246 thousand as compared to the corresponding 2005 periods. Average interest-earning assets increased $36.28 million from the six-month period ended June 30, 2005 to the current period while average interest-bearing liabilities increased $16.04 million over the same period. The tax-equivalent yield on average interest-earning assets was 6.45% for the six-month period ended June 30, 2006 representing an increase of 30 basis points over the yield of 6.15% for the same period in 2005. The yield on average interest-bearing liabilities increased 63 basis points to 3.57% for the six month period ended June 30, 2006 as compared to 2.94% for the same period in 2005. The Company’s growth in non-interest bearing deposits over the 2005 period was also a significant factor relating to the increase in net interest income.

The provision for loan losses for the three-month and six-month periods ended June 30, 2006 totaled $328 thousand and $584 thousand, respectively, a $81 thousand and $49 thousand increase over the corresponding periods in 2005. These increases in the provision for loan losses are primarily due to loan growth as charge-offs during 2006 remained relatively constant to the charge-offs in 2005. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first half of 2006 were $478 thousand compared with $458 thousand for the first half of 2005. Year–to–date net charge-offs were 0.11% and 0.12% of total loans for the periods ended June 30, 2006 and June 30, 2005, respectively. Loan loss reserves increased 4.86% to $4.47 million at June 30, 2006 from the amount at June 30, 2005. The Company’s allowance for loan loss reserves at June 30, 2006 decreased to 1.05% of total loans versus 1.06% at June 30, 2005. At December 31, 2006, the allowance for loan loss reserve as a percentage of total loans was 1.06%.

The Company’s 2006 salaries and employee benefits has dropped slightly from the comparable 2005 periods due to an increase in loan production and the related increase in deferred costs under Statement of Financial Accounting Standard 91 (SFAS 91). Under SFAS 91, direct costs associated with the origination of a loan are capitalized, offset against salaries, and amortized over the life of the loan. Also, historically the Bank has operated extended drive-thru and Saturday hours in all market areas. The Company is attempting to control its overhead by reducing the extended hours of operation in some market areas.

During the fourth quarter of 2005, the Company implemented an overdraft protection program. This program has generated a significant increase in non-sufficient funds fees as compared to the prior period. Service charges on deposit accounts for the six month period ended June 30, 2006 increased approximately $360 thousand over the comparable 2005 period.

Income tax expense decreased $170 thousand for the six-month period ended June 30, 2006 compared to the prior year. During 2005, the Company sold approximately $5 million of equity securities from its available for sale investment portfolio. The Company increased its 2005 provision for taxes due to the capital loss treatment related to the sale of these securities.

Financial Position

Over the past year, loan growth has continued to outpace that of deposits. Total loans increased from $401.46 million at June 30, 2005 to $423.41 million at June 30, 2006. The majority of the Company’s loan growth for the first six months of 2006 has primarily been in real estate secured loans. Loan demand continues to strengthen as the economy has improved despite a rising rate environment. The Company also borrowed an additional $20 million from the Federal Home Loan Bank during 2006 to fund loan growth. These additional borrowings have a 10 year maturity date with an optional conversion date of 1 to 3 years. During the six-month period ended June 30, 2006, total loans increased $11.78 million. The loan to deposit ratio increased from 84.12% at June 30, 2005 to 86.32% at June 30, 2006. The loan to deposit ratio at December 31, 2005 was 84.54%. The main reasons for the increase in the loan to deposit ratio are an increase in loan demand, continued customer deposit competition that has decreased the growth rate of deposits and transaction account funds being re-invested by customers into the equity markets. Deposits at June 30, 2006 have increased $3.61 million since December 31, 2005 and $13.27 million since June 30, 2005. Consumers have only gradually started investing again in the CD market as rates have risen over the past year.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $5.10 million or 1.21% of total loans at June 30, 2006 compared with $5.15 million or 1.25% of total loans at December 31, 2005 and $5.99 million or 1.49% of total loans at June 30, 2005. This decrease in non-performing assets at June 30, 2006 can be attributed in large part to a more structured credit analysis and credit review process implemented by the Company over the past couple of years.

Investment securities and other investments totaled $145.27 million (market value) at June 30, 2006, which reflects an increase of $4.99 million or 3.55% from the December 31, 2005 total of $140.28 million. The majority of the Company’s investment purchases during the six-month period were tax-exempt municipals and callable agency securities. Investment securities available for sale and other investments at June 30, 2006 are comprised of mortgage backed securities (37.40% of the total securities portfolio), municipal issues (41.26%), collateralized mortgage obligations (CMO’s) (0.42%), corporate bonds (8.41%), SBA backed securities ( 0.10%), U. S. government agencies (5.20%), and equity securities (3.56%). The Company’s entire securities portfolio is classified as available for sale at both June 30, 2006 and 2005. Other investments (carrying value of $5.30 million and 3.65% of the total securities portfolio) include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers’ Bank stock. These investments are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Other investments also include the Company’s equity ownership investment in the Davenport Financial Fund, which is a fund that purchases various bank stocks in the Mid-Atlantic area.

In 2002, the Bank purchased $7.4 million of Bank-Owned Life Insurance (BOLI) covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies crediting rates are used to offset future employee benefit costs.

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

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $42.46 million at June 30, 2006, representing an increase of $2.01 million or 4.96% over June 30, 2005. Total stockholders’ equity at December 31, 2005 was $42.13 million.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($18.11 million at June 30, 2006) and unrestricted investment securities available for sale ($125.00 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

Management also reviews its balance sheet GAP position on a monthly basis. Part of this review encompasses reviewing the amount of interest rate earning assets and interest rate bearing liabilities that could re-price in subsequent periods. This is done to help maintain a consistent interest rate position.

Beginning in August 2004, the Company began offering a 25 month certificate in which the customer has a one time option to adjust the rate at any time during the term of the certificate. By offering this product, the Company has been able to shift existing customers’ time deposits, as well as attract new time deposit customers, to longer term maturities. Additionally, the Company has also increased its amount of long term borrowings with the Federal Home Loan Bank. Conversely, the Company has also been offering an 8-month CD product as a result of increased competition and to provide an option to those customers who prefer a shorter term maturity.

The Company has seen significant increases in its mortgage lending. The increase in this loan category has been primarily in adjustable rate mortgages and fixed rate balloon instruments. Management also maintains a favorable fixed versus variable asset mix by the blend of securities purchased. Over the last several months, the majority of investments purchased have been adjustable rate mortgage backed securities, callable agencies and municipal bonds. These purchases have provided the Bank with both an acceptable level of return and a satisfactory interest rate risk position.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2005 Form 10-K. There have been no material changes from the 2005 Form 10-K.

ITEM 4. Controls and Procedures

On an on-going basis, senior management monitors the internal controls established for the Company. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by the Company’s financial officers to prepare the Company’s periodic filings with the Securities and Exchange Commission (the “SEC”) and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Bank and meets at least quarterly. Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
Apr. 1, 2006 – Apr. 30, 2006	15,313	$16.50	15,313	87,175
May 1, 2006 – May 31, 2006	-	-	-	87,175
June 1, 2006 – June 30, 2006	8,000	$16.00	8,000	79,175
Total	23,313	$16.33	23,313

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 10, 2006.

(b)	N/A

(c)  The agenda for the 2006 Annual Meeting of Shareholders of Highlands Bankshares, Inc.

included one item, the election of nine directors to serve a one-year term.

The following directors were elected to serve a one-year term from the date of the

2006 Annual Meeting of Shareholders:

Director’s Name	Votes For	Votes Withheld
James D. Morefield	3,263,403	0
James D. Moore, Jr.	3,260,203	6,400
J. Carter Lambert	3,259,118	4,285
Clydes B. Kiser	3,263,403	0
William E. Chaffin	3,263,403	0
William J. Singleton	3,259,118	4,285

E. Craig Kendrick	3,263,403	0
Charles P. Olinger	3,263,403	0
H. Ramsey White, Jr.	3,263,403	0

(d)	N/A

Item 5. Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Executive Vice President and Cashier
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
31.4	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.4	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

(Registrant)

Date: August 14, 2006

/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

Chief Executive Officer

Date: August 14, 2006	/s/ James T. Riffe

James T. Riffe

Executive Vice President and Cashier

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Executive Vice President and Cashier
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
31.4	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.4	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.