Form 10-Q
period 2006-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2006-11-14
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  5,214,119 shares of common stock, par value $0.625 per share, outstanding as of November 14, 2006

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2006

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

Consolidated Balance Sheets

September 30, 2006 (Unaudited) and December 31, 2005 (Note 1)	3

Consolidated Statements of Income (Unaudited)

for the Three Months and Nine Months Ended
September 30, 2006 and 2005	4

Consolidated Statements of Cash Flows (Unaudited)

for the Nine Months Ended September 30, 2006 and 2005	5

Consolidated Statements of Changes in

Stockholders’ Equity (Unaudited) for the Three Months and
Nine Months Ended September 30, 2006 and 2005	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-10

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES	19

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) September 30, 2006	(Note 1) December 31, 2005

Cash and due from banks	$ 14,338	$ 16,631
Federal funds sold	2,337	110

Total Cash and Cash Equivalents	16,675	16,741

Investment securities available for sale (amortized cost $142,434 at September 30, 2006, $138,342 at December 31, 2005)	140,770	135,726
Other investments, at cost	4,969	4,558
Loans, net of allowance for loan losses of $4,546 at September 30, 2006, $4,359 at December 31, 2005	428,734	407,274
Premises and equipment, net	19,244	17,234
Interest receivable	3,972	3,543
Other assets	15,099	14,265

Total Assets	$ 629,463	$ 599,341

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 82,164	$ 80,047
Interest bearing	415,764	406,861

Total Deposits	497,928	486,908

Federal funds purchased	541	4,610
Interest, taxes and other liabilities	3,531	2,818
Other short-term borrowings	35,595	18,098
Long-term debt	40,904	38,475
Capital securities	6,300	6,300

Total Other Liabilities	86,871	70,301

Total Liabilities	584,799	557,209

STOCKHOLDERS’ EQUITY

Common stock (5,214 and 5,281 shares issued and outstanding, respectively)	3,260	3,300
Additional paid-in capital	6,996	6,788
Retained earnings	35,507	33,771
Accumulated other comprehensive income	(1,099)	(1,727)

Total Stockholders’ Equity	44,664	42,132

Total Liabilities and Stockholders’ Equity	$ 629,463	$ 599,341

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
INTEREST INCOME
Loans receivable and fees on loans	$ 7,844	$ 6,684	$ 22,253	$ 19,720
Securities available for sale:
Taxable	804	642	2,425	1,877
Exempt from taxable income	740	636	2,139	1,927
Other investment income	111	50	269	104
Federal funds sold	28	39	84	91

Total Interest Income	9,527	8,051	27,170	23,719

INTEREST EXPENSE
Deposits	3,733	2,904	10,413	8,151
Federal funds purchased	35	2	118	24
Other borrowed funds	1,082	827	2,842	2,352

Total Interest Expense	4,850	3,733	13,373	10,527

Net Interest Income	4,677	4,318	13,797	13,192

Provision for Loan Losses	317	247	901	782

Net Interest Income after Provision for Loan Losses	4,360	4,071	12,896	12,410

NON-INTEREST INCOME
Securities gains, net	--	68	23	559
Service charges on deposit accounts	676	647	2,162	1,774
Other service charges, commissions and fees	314	239	859	779
Other operating income	255	163	542	473

Total Non-Interest Income	1,245	1,117	3,586	3,585

NON-INTEREST EXPENSE
Salaries and employee benefits	2,297	2,106	6,673	6,603
Occupancy expense of bank premises	235	212	670	617
Furniture and equipment expense	365	351	1,157	1,063
Other operating expense	1,099	1,011	3,201	2,986

Total Non-Interest Expense	3,996	3,680	11,701	11,269

Income Before Income Taxes	1,609	1,508	4,781	4,726

Income Tax Expense	278	274	867	1,033

Net Income	$ 1,331	$ 1,234	$ 3,914	$ 3,693

Basic Earnings Per Common Share – Weighted Average	$ 0.26	$ 0.23	$ 0.75	$ 0.70

Earnings Per Common Share – Assuming Dilution	$ 0.25	$ 0.23	$ 0.73	$ 0.69

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,914	$ 3,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	-	48
Provision for loan losses	901	782
Depreciation and amortization	868	828
Net realized gains on available-for-sale securities	(23)	(559)
Net amortization on securities	398	448
Amortization of capital issue costs	20	18
Increase in interest receivable	(429)	(417)
Increase in other assets	(1,213)	(220)
Increase in interest, taxes and other liabilities	713	890

Net cash provided by operating activities	5,149	5,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	7,352	23,011
Proceeds from maturities of debt and equity securities	17,034	16,454
Purchase of debt and equity securities	(28,852)	(41,091)
Purchase of other investments	(411)	(308)
Net increase in loans	(22,361)	(14,978)
Premises and equipment expenditures	(2,843)	(1,512)

Net cash used in investing activities	(30,081)	(18,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	21,711	16,912
Net increase (decrease) in demand, savings and time deposits	(10,692)	298
Net decrease in federal funds purchased	(4,069)	-
Net increase (decrease) in short-term borrowings	17,497	(7,452)
Net increase in long-term debt	2,429	13,166
Cash dividends paid	(787)	(400)
Proceeds from exercise of common stock options	222	159
Proceeds from issuance of common stock through Dividend Reinvestment and Stock Purchase Plan	-	127
Repurchase of common stock	(1,445)	(747)

Net cash provided by financing activities	24,866	22,063
Net increase (decrease) in cash and cash equivalents	(66)	9,150

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,741	13,509

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 16,675	$ 22,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$ 12,443	$ 10,090
Income taxes	$ 1,149	$ 546

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2005	5,292	$ 3,307	$ 6,532	$ 31,707	$ (1,098)	$ 40,448

Comprehensive income (loss):
Net income	-	-	-	1,234	-	1,234
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $169	-	-	-		(329)	(329)
Less: reclassification adjustment, net of deferred income tax expense of $23	-	-	-	-	(45)	(45)

Total comprehensive income (loss)	-	-	-	-	(374)	860

Common stock issued for stock options exercised, net	4	3	37	-	-	40
Common stock issued for dividend reinvestment and optional cash purchase plan	9	6	122	-	-	128
Common stock repurchased	(3)	(2)	-	(43)	-	(45)

Balance, September 30, 2005	5,302	$ 3,314	$ 6,691	$ 32,898	$ (1,472)	$ 41,431

Balance, June 30, 2006	5,227	$ 3,267	$ 6,839	$ 34,587	$ (2,237)	$ 42,456

Comprehensive income (loss):
Net income	-	-	-	1,331	-	1,331
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $586	-	-	-	-	1,138	1,138
Less: reclassification adjustment	-	-	-	-	-	-

Total comprehensive income (loss)	-	-	-	-	1,138	2,469

Common stock issued for stock options exercised, net	12	8	157	-	-	165
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	-
Common stock repurchased	(25)	(15)	-	(411)	-	(426)

Balance, September 30, 2006	5,214	$ 3,260	$ 6,996	$ 35,507	$ (1,099)	$ 44,664

See accompanying Notes to Consolidated Financial Statements

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2004	5,330	$ 3,331	$ 6,418	$ 30,321	$ (771)	$ 39,299

Comprehensive income (loss):
Net income	-	-	-	3,693	-	3,693
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $171	-	-	-	-	(332)	(332)
Less: reclassification adjustment, net of deferred income tax expense of $190	-	-	-		(369)	(369)

Total comprehensive income (loss)	-	-	-	-	(701)	2,992

Common stock issued for stock options exercised, net	13	8	151	-	-	159
Common stock issued for dividend reinvestment and optional cash purchase plan	9	6	122	-	-	128
Cash dividend	-	-	-	(400)	-	(400)
Common stock repurchased	(50)	(31)	-	(716)	-	(747)

Balance, September 30, 2005	5,302	$ 3,314	$ 6,691	$ 32,898	$ (1,472)	$ 41,431

Balance, December 31, 2005	5,281	$ 3,300	$ 6,788	$ 33,771	$ (1,727)	$ 42,132

Comprehensive income (loss):
Net income	-	-	-	3,914	-	3,914
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $331	-	-	-	-	643	643
Less: reclassification adjustment, net of deferred income tax expense of $8	-	-	-	-	(15)	(15)

Total comprehensive income (loss)	-	-	-	-	628	4,542

Common stock issued for stock options exercised, net	21	14	208	-	-	222
Common stock issued for dividend reinvestment and optional cash purchase plan	-	-	-	-	-	-
Cash dividend	-	-	-	(787)	-	(787)
Common stock repurchased	(88)	(54)	-	(1,391)	-	(1,445)

Balance, September 30, 2006	5,214	$ 3,260	$ 6,996	$ 35,507	$ (1,099)	$ 44,664

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2005 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2005 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 is as follows (in thousands):

	2006	2005

Balance, January 1	$ 4,359	$ 4,181
Provision	901	782
Recoveries	121	117
Charge-offs	(835)	(780)

Balance, September 30	$ 4,546	$ 4,300

Note 3 - Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows (in thousands):

	2006	2005

Tax expense at statutory rate	$ 1,626	$ 1,606
Increase (reduction) in taxes from:
Tax-exempt interest	(727)	(655)
Other, net	(32)	82

Provision for income taxes	$ 867	$ 1,033

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at September 30, 2006.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	10.30%	11.35%	7.20%

Highlands Bankshares, Inc.	11.62%	12.66%	8.16%

Note 5 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the nine and three months ended September 30, 2006 and 2005.

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2006	2005	2006	2005

Basic Earnings Per Share	$ 0.75	$ 0.70	$ 0.26	$ 0.23

Basic Average Number of Shares	5,236,158	5,300,961	5,215,775	5,296,994

Diluted Earnings Per Share	$ 0.73	$ 0.69	$ 0.25	$ 0.23

Diluted Average Number of Shares	5,332,256	5,365,663	5,311,872	5,369,714

Note 6 – Commitments and Contingencies

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those commitments include: standby letters of credit of $4.23 million; equity lines of credit of $10.11 million; credit card lines of credit of $4.20 million; other unsecured revolving credit lines of $2.35 million; commercial real estate, construction and land development commitments of $8.70 million; and other unused commitments to fund loans of $38.31 million. Also, as of September 30, 2006, the Bank had executed a letter of intent to purchase a tract of land located in Knox County, Tennessee. The cost of the land is $750,000 and the Bank intends to construct a full service branch on this property. The closing on this property is expected to be completed during the fourth quarter of 2006.

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The Company adopted the standard effective January 1, 2006 using the modified prospective method. The provisions of SFAS No. 123R do not have an impact on the Company's results of operations at the present time due to no option grants during the three and nine months ended September 30, 2006. Any options issued in 2006 or in subsequent periods, however, would increase compensation expense.

Note 8 – Stock Split

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

Presented below is a discussion of the accounting policy that management believes is important to the portrayal and understanding of the Company’s financial condition and results of operations. This critical accounting policy requires management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the 2005 Form 10-K for more information on the Company’s significant accounting policies.

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

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2006 reflected net income of $1.33 million and $3.91 million, respectively, an increase of 7.86% and 5.98% over the corresponding periods in 2005. This increase was in part due to the Company’s ability to increase its net interest income as well as a significant increase related to its service charges on deposit accounts. Over the past 24 months, as the Federal Reserve has increased short-term rates, the Company has had a significant portion of its interest earning assets re-price due to the fact that they were adjustable rate instruments. This has helped to offset the increase in interest expense as the Company’s interest bearing liabilities have also been re-pricing at higher rates. Total interest income for the nine months ended September 30, 2006 was approximately $3.45 million more than the comparable 2005 period due to new loan and investment securities volume being recorded at higher rates and existing adjustable rate loans and investment securities re-pricing at higher rates. The Company’s total interest expense increased by $2.85 million over the same periods due to new interest-bearing deposits being recorded at higher rates and existing interest-bearing deposits re-pricing higher as they mature or re-price. The Company continues to face stiff competition in all of its market areas as it pertains to rates on deposits and loans. Provision for loan loss reserves increased $119 thousand for the nine months ended September 30, 2006 compared to the prior year.

Operating results of the Company when measured as a percentage of average equity reveals a slight decrease in return on average equity to 12.19% for the nine-month period ended September 30, 2006 from 12.27% for the corresponding period in 2005. Return on average assets of 0.85% for the nine months ended September 30, 2006 remained comparable to the 2005 period. Net interest income for the three-month and nine-month periods ended September 30, 2006 increased 8.31% and 4.59%, respectively, or $359 thousand and $605 thousand as compared to the corresponding 2005 periods. Average interest-earning assets increased $33.57 million from the nine-month period ended September 30, 2005 to the current period while average interest-bearing liabilities increased $19.43 million over the same period. The tax-equivalent yield on average interest-earning assets was 6.62% for the nine-month period ended September 30, 2006 representing an increase of 47 basis points over the yield of 6.15% for the same period in 2005. The yield on average interest-bearing liabilities increased 67 basis points to 3.69% for the nine-month period ended September 30, 2006 as compared to 3.02% for the same period in 2005. The Company’s growth in non-interest bearing deposits over the 2005 period was also a significant factor relating to the increase in net interest income.

The provision for loan losses for the three-month and nine-month periods ended September 30, 2006 totaled $317 thousand and $901 thousand, respectively, a $70 thousand and $119 thousand increase over the corresponding periods in 2005. These increases in the provision for loan losses are primarily due to loan growth as charge-offs during 2006 remained relatively constant to the charge-offs in 2005. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first nine months of 2006 were $714 thousand compared with $663 thousand for the same period in 2005. Year–to–date net charge-offs were 0.16% and 0.16% of total loans for the periods ended September 30, 2006 and September 30, 2005, respectively. Loan loss reserves increased 5.72% to $4.55 million at September 30, 2006 from the amount at September 30, 2005. The Company’s allowance for loan loss reserves at September 30, 2006 decreased to 1.05% of total loans versus 1.06% at September 30, 2005. At December 31, 2005, the allowance for loan loss reserve as a percentage of total loans was 1.06%.

During the fourth quarter of 2005, the Company implemented an overdraft protection program. This program has generated a significant increase in non-sufficient funds fees as compared to the prior period. Service charges on deposit accounts for the nine-month period ended September 30, 2006 increased approximately $388 thousand over the comparable 2005 period.

Income tax expense decreased $166 thousand for the nine-month period ended September 30, 2006 compared to the prior year. During 2005, the Company sold approximately $5 million of equity securities from its available for sale investment portfolio. The Company increased its 2005 provision for taxes due to the capital loss treatment related to the sale of these securities.

Financial Position

Over the past year, loan growth has continued to outpace that of deposits. Total loans increased from $405.63 million at September 30, 2005 to $433.28 million at September 30, 2006. The majority of the Company’s loan growth for the first nine months of 2006 has primarily been in real estate secured loans. Loan demand continues to strengthen as the economy has improved despite a rising rate environment. The Company also borrowed an additional $20 million from the Federal Home Loan Bank during 2006 to fund loan growth. These additional borrowings have a 10 year maturity date with an optional conversion date of 1 to 3 years. During the nine-month period ended September 30, 2006, total loans increased $21.65 million. The loan to deposit ratio increased from 83.49% at September 30, 2005 to 87.02% at September 30, 2006. The loan to deposit ratio at December 31, 2005 was 84.54%. The main reasons for the increase in the loan to deposit ratio are an increase in loan demand, continued customer deposit competition that has decreased the growth rate of deposits and transaction account funds being re-invested by customers into the equity markets. Deposits at September 30, 2006 have increased $11.02 million since December 31, 2005 and $12.06 million since September 30, 2005. Consumers have gradually started investing again in the CD market as rates have risen over the past year.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $5.68 million or 1.31% of total loans at September 30, 2006 compared with $5.15 million or 1.25% of total loans at December 31, 2005 and $4.77 million or 1.18% of total loans at September 30, 2005.

Investment securities and other investments totaled $145.74 million (market value) at September 30, 2006, which reflects an increase of $5.46 million or 3.89% from the December 31, 2005 total of $140.28 million. The majority of the Company’s investment purchases during the nine-month period were tax-exempt municipals and callable agency securities. Investment securities available for sale and other investments at September 30, 2006 are comprised of mortgage backed securities (35.20% of the total securities portfolio), municipal issues (42.88%), collateralized mortgage obligations (CMO’s) (0.39%), corporate bonds (8.46%), SBA backed securities (0.09%), U. S. government agencies (5.97%), and equity securities (3.61%). The Company’s entire securities portfolio is classified as available for sale at both September 30, 2006 and 2005. Other investments (carrying value of $4.97 million and 3.41% of the total securities portfolio) include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers’ Bank stock. These investments are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $44.66 million at September 30, 2006, representing an increase of $3.23 million or 7.80% over September 30, 2005. Total stockholders’ equity at December 31, 2005 was $42.13 million.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($16.68 million at September 30, 2006) and unrestricted investment securities available for sale ($125.67 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The Company increased its amount of long term borrowings with the Federal Home Loan Bank during 2006. Conversely, the Company began offering an 8-month CD product as a result of increased competition and to provide an option to those customers who prefer a shorter term maturity.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Cashier, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, Cashier, Chief Financial Officer and Vice President of Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer, Cashier, Chief Financial Officer and Vice President of Accounting, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the 2005 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2006 – July 31, 2006	11,780	$16.50	11,780	67,395
Aug. 1, 2006 – Aug. 31, 2006	14,139	$16.50	14,139	53,256
Sept. 1, 2006 – Sept. 30, 2006	--	--	--	53,256
Total	25,919	$16.50	25,919

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

HIGHLANDS BANKSHARES, INC.

(Registrant)

Date: November 14, 2006                                                                    /s/Samuel L. Neese

Samuel L. Neese
Executive Vice President and

Chief Executive Officer

Date: November 14, 2006                                                                    /s/James T. Riffe

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