Form 10-K
period 2006-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2007-04-02
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.625 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Act). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $63,835,349.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 14, 2007, there were 5,159,696 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2007 Annual Meeting of Shareholders—Part III

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
>
including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

Part I.

Item I. Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Bank Holding Company Act (BHCA). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2006: the Bank, which was formed in 1985, and Highlands Capital Trust I (HCTI), a statutory business trust (the “Trust”) which was formed in 1998.

The Company posts all reports required to be filed under the Securities Exchange Act of 1934 on its web site at www.hubank.com.

Highlands Union Bank

The Bank is a Virginia state chartered bank that was incorporated in 1985. The Bank has two wholly owned subsidiaries, Highlands Union Insurance Services, Inc. (HUIS), which was formed in 1999, and Highlands Union Financial Services, Inc. (HUFS), which was formed in 2001. The Bank operates a full-service banking business from its headquarters in Abingdon, Virginia, and its eleven area full service branch offices. The Bank offers general retail and commercial banking services to individuals, businesses and local government unit customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer, credit card and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks and savings bond sales; and providing other miscellaneous services normally offered by commercial banks. The Bank makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans. At December 31, 2006, the Bank had total assets of $627.46 million. Total deposits at this date were $500.94 million. The Bank’s net income for 2006 was $5.58 million which produced a return on average assets of 0.89% and a return on average stockholders' equity of 12.88%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2006, had purchased eight full service insurance agencies across the state of Virginia. HUIS is used to sell insurance services through Bankers’ Insurance, LLC. The number of owner banks involved with Bankers’ Insurance has increased to fifty–five as of December 31, 2006.

Highlands Union Financial Services, Inc.

The Bank operated a financial services department for the purpose of brokering various investment vehicles until January 2, 2001. At that time, Highlands Union Financial Services, Inc., a wholly-owned subsidiary of the Bank, was created to convert that department into a separate legal entity in order to transact financial services in all of the Bank’s market areas. HUFS was formed in order for the Bank to continue to offer third-party mutual funds, annuities and other financial services to its customers in all market areas served. During 2004, changes to the NASD rules required financial services to be operated underneath the bank structure once again. This change occurred August 1, 2004. The only activity running through Highlands Union Financial Services now relates to commissions from the sale of life insurance.

In February 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. The Bank’s equity investment was $250,000 for two units of ownership. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. As of December 31, 2006, Bankers’ Investments was in partnership with 32 owner banks.

Lending Activites

Commercial Loans

The Bank makes both secured and unsecured loans to businesses and to individuals for business purposes. Loan requests are granted based upon several factors including credit history, past and present relationships with the Bank, marketability of collateral and the cash flow of the borrowers. Unsecured commercial loans must be supported by a satisfactory balance sheet and income statement. Collateralized business loans may be secured by a security interest in marketable investments, accounts receivable, business equipment and/or general intangibles of the business. In addition, or as an alternative, the loan may be secured by a deed of trust lien on business real estate. The risks associated with commercial loans are related to the strength of the individual business, the value of loan collateral and the general health of the economy.

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

Construction Loans

The Bank makes loans for the purpose of financing the construction of business and residential structures to financially responsible business entities and individuals. These loans are subject to the same credit criteria as commercial and residential real estate loans. In addition to the risks associated with all real estate loans, construction loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget or the value of the collateral may at any point in time may be less than the principal amount of the loan.

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

Sales and Purchases of Loans

The Bank will occasionally buy or sell all or a portion of a loan. The Bank will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan to a single borrower will exceed the Bank's legal lending limit, which is 15 percent of the unimpaired capital and unimpaired surplus of the association; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the Bank's legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with the Bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by Bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location or in one particular type of loan. The Bank will consider purchasing a participation in a loan from another financial institution if the loan meets all applicable credit quality standards and (i) the Bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

The following table sets forth, for the three fiscal years ended December 31, 2006, 2005 and 2004, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2006	Interest and Fees on Loans	72.46%
December 31, 2005	Interest and Fees on Loans	72.09%
December 31, 2004	Interest and Fees on Loans	72.21%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of:

•	all of Washington County, Virginia
•	portions of Smyth County, Virginia

•	the City of Bristol, Virginia
•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee
•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee
•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee
•	the Town of Banner Elk and adjacent portions of Avery County, North Carolina
•	the Town of Boone and adjacent portions of Watauga County, North Carolina
•	the Town of West Jefferson, North Carolina and adjacent portions of Ashe County, North Carolina

The local economy is diverse and is oriented toward retail and service, light manufacturing, higher education and agriculture.

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. The community is part of the Johnson City-Kingsport-Bristol Combined Statistical Area (CSA). In Washington County, manufacturing, retail trade, and the accommodation and food services sectors are the largest industries, in terms of total number of jobs in 2005. The manufacturing sector provides the most jobs and contributes 25.5 percent of the total county employment. This totals 4,260 employees. The retail trade and accommodation and food services industries total 16.7% and 9.1% of all employment. The latest unemployment figures as of October 31, 2006 reflect an unemployment rate of 3.7% for Bristol, Virginia and 3.7% for Washington County, Virginia. Per capita income reported in 2004 is $26,486.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia. The latest unemployment figures reflect an unemployment rate of 4.5% reported in 2005. In Smyth County, manufacturing, retail trade, and the administrative and waste services industries are the largest employment industries. Manufacturing is the largest employment industry and makes up 44.5% of all jobs throughout the county, totaling 4,954 individuals. The retail trade and the administrative and waste services sectors account for 12% and 7.7% of the total jobs, respectively. In Smyth County, Virginia, the entire number of jobs in all industries overall has decreased by 158 total jobs from 2001 to 2006.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 3.7% for 2006.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 5.1% for 2006. In Hawkins County, manufacturing, retail trade, and the accommodation and food services sectors, in terms of total employment, are the largest. Manufacturing is the major employer in the county making up 41.7% percent of all jobs throughout the county, totaling 4,301 employees.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the county include tourism, retail, and service related industries. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures reflect an unemployment rate of 3.4% for 2006. Sevier County, Tennessee had a population that was estimated at 79,282 for the year 2005. The total population has increased sharply, since its 2000 population of 71,709. This growth represents an increase of 10.6%. The city of Sevierville is currently involved in a $300 million dollar development project that runs parallel to State Highway 66. Sevier County ranks 9 of 95 counties in terms of population growth in Tennessee since 2000.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina. Watauga County’s three largest employment sectors are private industry, education services and retail trade. The latest unemployment figures reflect an unemployment rate of 2.7% as of October 2006. Watauga County, North Carolina’s largest employer is Appalachian State University. Appalachian State is the sixth largest university in the University of North Carolina system. Employment at Appalachian State University has remained relatively stable over the past three years.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina. In Avery County, health care and social assistance, retail trade, and the accommodation and food services sectors are the largest industries, in terms of total number of jobs in 2005. The latest unemployment figures reflect an unemployment rate of 3.9% as of October 2006.

West Jefferson, North Carolina is located in Ashe County in the northwestern mountains of North Carolina. Ashe County, North Carolina had a population that was estimated at 25,347 in 2005. In Ashe County, manufacturing, retail trade, and the construction industries are the largest employment industries. The latest unemployment figures reflect an unemployment rate of 5.1% as of October 2006.

Competition

The banking and financial service business in Virginia, generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete, the Bank relies upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations and extended hours of operation. In addition, the Bank is generally competitive with other financial institutions in its market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts. Deposit market share for each of the Bank’s market areas can be found on the FDIC’s website at www.fdic.gov under the Summary of Deposits section.

Certain Regulatory Considerations

The Company and the Bank are subject to various state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. As a result of the substantial regulatory burdens on banking, financial institutions, including the Company and the Bank, are disadvantaged relative to other competitors who are not as highly regulated, and their costs of doing business are much higher.

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

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA) permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Company Act, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the Act permits financial holding companies to directly engage in a broad range of securities and merchant banking activities. The Company has not elected to become a financial holding company.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “Act”) implements legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer’s audit committee members and the Act also restricts certain services that the audit firm may perform. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

Under the Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The Act imposes several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; they have made certain disclosures to the Company’s auditors and the audit committee of the Board of Directors about the Company’s internal controls; and they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the last quarter.

Section 404 of the Act directs the SEC to adopt rules requiring each annual report of a company, other than a registered investment company, to contain (1) a statement of management's responsibility for establishing and maintaining an adequate internal control structure and procedures for financial reporting; and (2) management's assessment, as of the end of the company's most recent fiscal year, of the effectiveness of the company's internal control structure and procedures for financial reporting. Section 404 also requires the company's auditor to attest to, and report on management's assessment of the effectiveness of the company's internal controls and procedures for financial reporting in accordance with standards established by the Public Company Accounting Oversight Board. The Company is currently a non-accelerated filer due to the fact its “public float” (aggregate market value of its common stock held by non affiliates) is less than $75 million. On September 29, 2005, the SEC extended again the compliance dates for smaller public companies concerning internal control reporting requirements. Under the extension, a non-accelerated filer is not required to provide management’s report on internal control over financial reporting until it files an annual report for its first fiscal year ending on or after December 15, 2007. The auditor’s attestation report on internal control over financial reporting is not required until the following year. The SEC has also disclosed that it will consider further postponement after it considers the anticipated revisions to Auditing Standard No. 2.

Section 806 of the Act provides “whistleblower protection” to employees of publicly traded companies who assist in providing or provide evidence of suspected fraudulent activities occurring within the company.

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

The Bank is organized as a Virginia-chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions (BFI) of the Virginia State Corporation Commission. In addition, as a federally insured bank, the Bank is regulated and supervised by the Federal Reserve Board, which serves as its primary federal regulator, and is subject to certain regulations promulgated by the FDIC. Under the provisions of federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property of service.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. The difficulties encountered nationwide by financial institutions from the 1980s through 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA) bolsters the deposit insurance fund, tightened bank and thrift regulation and trimmed the scope of federal deposit insurance as summarized below.

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

Prompt corrective action measures adopted in FDICIA imposes significant restrictions and requirements on depository institutions that fail to meet their minimum capital requirements. Under Section 38 of the Federal Deposit Insurance Act (“FDI Act”), the federal banking regulatory agencies have developed a classification system pursuant to which all depository institutions are placed into one of five categories based on their capital levels and other supervisory criteria: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.

The Bank met the requirements at December 31, 2006 to be classified as “well capitalized.” This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

Section 36 of FDICIA significantly affects financial institutions with more than $500 million in total assets. Highlands Union Bank came under the provisions beginning in January 2004. Effective December 28, 2005, the FDIC lessened the requirements of Part 363 by raising the asset size threshold from $500 million to $1 billion for internal control assessments by management and external auditors. For institutions under $1 billion, management is no longer required to assess and report on the effectiveness of internal control over financial reporting, the external auditors are no longer required to examine and attest to management’s internal control assertions, and only a majority of the outside directors on the audit committee must be independent of management. Section 36 of FDICIA requires insured depository institutions with at least $500 million but less than $1 billion in total assets to file annual reports that must include the following:

1.	Audited comparative annual financial statements.
2.	The independent public accountant’s report on the audited financial statements.
3.

A management report that contains a statement of management’s responsibilities for preparing the financial statement, establishing and maintaining an adequate internal control structure over financial reporting and complying with the laws and regulations designed by the FDIC and appropriate banking regulators.

4.	An assessment by management of the institutions compliance with the designated laws and regulations during the year.

These amendments provide relief for covered institutions of less than $1 billion in assets only for purposes of this section of Part 363. These covered institutions must continue to fully comply with the remaining provisions of Part 363 including the annual financial statement audit requirement. These amendments do not relieve public companies of their obligations to comply with the Sarbanes - Oxley Act and the SEC’s rules on internal control reporting and audit committee independence.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. The DIF was created by the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) provided for in the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as enacted in February 2006. This legislation also increased coverage for retirement accounts to $250,000 and indexed the insurance levels for inflation, among other changes. In addition, as a result of the FDIRA, the FDIC has adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2007 range from $0.05 to $0.43 per $100 of insured deposits. The FDIRA also provided for a one-time assessment credit, to be allocated among member institutions. The FDIC one-time assessment credit may be used to offset future deposit insurance assessments beginning in 2007.

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

USA Patriot Act. The USA Patriot Act facilitates the sharing of information among government entities and financial institutions to combat terrorism and money laundering. The USA Patriot Act creates an obligation on banks to report customer activities that may involve terrorist activities or money laundering.

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

Registrant's Organization and Employment

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2006, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers was paid by the subsidiary bank, including fees paid to its directors. Stock based compensation, through the form of stock options, is paid / granted through the Company. During 2006, compensation paid to HUFS officers and employees was paid through the Bank. At December 31, 2006, the Bank employed 234 full time equivalent employees at its main office, operations center and branch offices. The Company, HCTI, HUFS and HUIS had no employees at this time.

The Company’s relationship with its employees is considered to be good. Employment has remained very stable over the last several years with very little turnover. There are no employment contracts in existence for any employee or officer.

Company Website

The Bank maintains a website at www.hubank.com. The Company makes available through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, free of charge, as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Changes in interest rates could have an adverse effect on our income.

If market interest rates rise, our net interest income can be negatively affected in the short term. The direction and speed of interest rate changes affect our net interest margin and net interest income. In the short term, rising interest rates can negatively affect our net interest income, because our interest-bearing liabilities (generally deposits) reprice sooner than our interest-earning assets (generally loans).

Our failure to maintain adequate capital could have adverse effects on our financial condition.

Highlands Bankshares, Inc. and its bank subsidiary are subject to regulatory capital adequacy guidelines. If the bank fails to meet capital adequacy guidelines, it could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as impose, restrictions on our business. In addition, it could lead to a decline in the confidence that our customers have in us and a reduction in the demand for our products and services. If we are not in compliance with governmental regulation, we can be subject to fines, penalties or restrictions of our business.

Our profitability and the value of your investment may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

Our businesses our subject to stringent regulation by federal and state governmental and regulatory agencies and self-regulatory organizations. In addition, our customers have a number of complex confidentiality and fiduciary requirements. We have established policies, procedures and systems that are designed to comply with these regulatory and operational risk requirements. However, as a financial services institution, we face complexity and costs related to our compliance efforts. We also face the potential for loss resulting from failed or inadequate internal processes and from external events, which could have a material impact on our results of operations. Adverse publicity and damage to our reputation from the failure or perceived failure to comply with legal, regulatory or capital requirements could affect our ability to attract or maintain customers or maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits. If there is a significant economic downturn in our region, our credit risk could be adversely affected and result in loss.

Our business is subject to various lending and other economic risks that could adversely impact our results of operations and financial condition.

We do business in a small geographic area, and a large percentage of our loans are made in our market area. If the region suffers a significant or prolonged period of economic downturn, there is a greater likelihood that more of our customers could become delinquent on their loans or other obligations which could adversely affect our performance. If more competitors come into our market area, our business could suffer.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

Financial services in our market area are highly competitive, with a number of commercial banks, credit unions, insurance companies and stockbrokers seeking to do business with our customers.

Inadequate disaster recovery plans could significantly impact our operations.

If the disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations. Natural or man-made disasters, such as fires, storms, terrorist or military actions could cause damage to our physical facilities, or could cause delays or disruptions to operational functions, including information processing or check settlements. In addition, our vendors could suffer from such events. Should these events affect us or the vendors with whom we do business, our results of operations could be negatively impacted.

An interruption or breach of our information systems may result in a loss of customers.

We rely heavily on communications and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including internet connections and network access. Any disruption in service of these key components could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our operations. Furthermore, any security breach of our information systems or data, whether managed by us or by third parties, could harm our reputation or cause a decrease in the number of customers that choose to do business with us.

Our liquidity is dependent on dividends from the Bank.

The Bank’s ability to pay dividends to the Parent is limited by various statutes and regulations. In the event the Bank was unable to pay dividends to the Parent, dividends on our common stock which we pay to shareholders could be adversely affected. Failure to pay dividends or a reduction in the dividend rate could have a material adverse effect on the market price of our common stock.

Our performance depends on attracting and retaining key employees and skilled personnel to operate our business effectively.

There are a limited number of qualified personnel in the markets we serve, so our success depends in part on the continued services of many of our current management and other key employees. Failure to maintain our key officers and employees and maintain adequate staffing of qualified personnel could adversely impact our operations and ability to compete.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s and the Bank’s headquarters are located at 340 W. Main Street, Abingdon, Virginia. In addition to the Bank's Main Office location, the Bank owns eleven branch offices: one in the Town of Abingdon, Virginia; one in Washington County, Virginia; two in the City of Bristol, Virginia; one in the Town of Glade Spring, Virginia; one in the Town of Marion, Virginia; one in the City of Bristol, Tennessee; one in the Town of Rogersville, Tennessee; one in the Town of Boone, North Carolina; one in the Town of Banner Elk, North Carolina; and one in the City of Sevierville, Tennessee. The Bank owns the land and buildings of all of these branch offices as well as the main office for the Company and Bank.

The Bank also owns the land and building used for its Financial Services, Collections, Human Resources and Credit Card Operations in Abingdon, Virginia. The Bank owns a vacant piece of land in Bristol, Tennessee that is being held for a potential future branch site. The Bank leases office space in Abingdon, Virginia for operational purposes, leases office space in West Jefferson, North Carolina for a loan production office and leases office space in Sevierville, Tennessee that was previously used as a loan production office. The Bank now subleases this space.

The Company owns the land and buildings used as the Bank’s Operations Center and Technology House in Abingdon, Virginia. The Company owns the land and vacant building on property adjacent to the Company’s Operations Center in Abingdon, Virginia. The Company

owns vacant land adjacent to its Main Branch Office in Abingdon, Virginia. The Company also owns approximately 14 acres of vacant land in Abingdon, Virginia for future possible development of a corporate headquarters.

All of the existing properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividend

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The stock transfer agent of the Company attempts to keep a record of what the stock sales are trading at by asking the parties about the trade price per share. Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2006 and 2005. The prices below have been adjusted to reflect the Company’s two-for-one stock split effective on September 9, 2005.

Common Stock Performance – December 31, 2006

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$16.84	$15.85	$15.99	$ -

Second Quarter	$16.50	$15.85	$16.38	$ 0.15

Third Quarter	$16.75	$14.75	$16.36	$ -

Fourth Quarter	$20.00	$15.75	$16.51	$ -
Common Stock Performance – December 31, 2005

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$15.00	$13.68	$14.58	$ -

Second Quarter	$15.00	$12.13	$14.84	$ 0.075

Third Quarter	$17.00	$13.05	$14.60	$ -

Fourth Quarter	$19.00	$14.75	$15.93	$ -

The Company historically has paid cash dividends on an annual basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1., “Business – Certain Regulatory Considerations,” above.

The Company is organized under the Virginia Stock Corporation Act, which prohibits the payment of a dividend if, after giving it effect, the corporation would not be able to pay its debts as they become due in the usual course of business or if the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved, to satisfy the preferential rights upon dissolution of any preferred shareholders.

The Company is a legal entity separate and distinct from its subsidiaries. Its ability to distribute cash dividends will depend primarily on the ability of the Bank to pay dividends to it, and the Bank is subject to laws and regulations that limit the amount of dividends that it can pay. As a state member bank, the Bank is subject to certain restrictions imposed by the reserve and capital requirements of federal and Virginia banking statutes and regulations. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. Additionally, the Bank may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by it in any calendar year exceeds the total of its retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve.

The Federal Reserve and the state of Virginia have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state of Virginia and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. Under the Federal Reserve’s regulations, the Bank may not declare or pay any dividend in excess of its net income for the current year plus any retained net income from the prior two calendar years. The Bank may also not declare or pay a dividend without the approval of its board and two-thirds of its shareholders if the dividend would exceed its undivided profits, as reported to the Federal Reserve.

In addition, the Company is subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect its dividend policies. The Federal Reserve has indicated that a bank holding company should generally pay dividends only if its net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

As of March 14, 2007, the Company had approximately 1,417 shareholders of record.

Issuer Repurchases of Equity Securities

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (in thousands)

Oct. 1, 2006 – Oct. 31, 2006	31,518	$16.38	31,518	21,738
Nov. 1, 2006 – Nov 30, 2006	3,030	$16.50	3,030	18,708
Dec. 1, 2006 – Dec. 31, 2006	4,895	$16.50	4,895	13,813

Total	39,443	$16.41	39,443	13,813

(1)

On December 14, 2005, the Company’s board of directors approved a stock repurchase program to purchase over 12 months up to 151,000 shares of its outstanding common stock (the “Program”).  The Company disclosed the Program in a Current Report on Form 8-K filed on December 20, 2005. The Company has allocated $2.5 million to the Program and anticipates funding for the Program to come from available corporate funds.

Stock Performance Graph

The following graph compares the cumulative total return to the shareholders of the Company, based on transactions known to the Company, for the last five fiscal years with the total return on the Russell 2000 Index and SNL Bank Index, assuming an investment of $100 in shares of Common Stock on December 31, 2001, and the reinvestment of dividends.

Highlands Bankshares, Inc.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Highlands Bankshares, Inc.	$100.00	$124.25	$134.08	$125.43	$160.09	$161.57
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL Bank Index	100.00	91.69	123.69	138.61	140.50	164.35

Item 6. Selected Financial Data

The Company and Subsidiaries Selected Consolidated Financial Data: (Refer to the Annual Report of Shareholders for the complete set of the Company’s financial statements)

(Amounts in thousands, except per share data)

		Years Ended December 31,
		2006	2005	2004	2003	2002

	Interest income	$ 37,012	$ 32,189	$ 29,460	$ 29,463	$ 30,944
	Interest expense	18,491	14,490	12,162	12,877	14,266
	Net interest income	18,521	17,699	17,298	16,586	16,678
Selected Income Statement Data	Provision for loan losses	1,147	1,155	1,300	2,053	1,825
	Non-interest income	4,828	4,850	4,572	4,652	3,646
	Non-interest expense	15,886	14,998	14,871	13,470	13,046
	Income taxes	1,108	1,363	1,042	1,195	1,349
	Net income	5,208	5,033	4,657	4,520	4,104

	Basic net income	$ 1.00	$ 0.95	$ 0.88	$ 0.85	$ 0.78
	Diluted net income	0.98	0.94	0.87	0.85	0.77
*Per share data	Cash dividends declared	0.15	0.075	0.06	0.05	0.045

	Book value per share	8.81	7.98	7.37	6.67	6.08

Selected Balance Sheet Data at End of Year	Loans, net	$433,034	$407,274	$387,133	$373,534	$335,644
	Total securities	142,953	140,284	133,203	124,964	104,925
	Total assets	632,649	599,341	567,060	543,416	485,603
	Total deposits	500,109	486,908	468,657	450,009	410,301
	Stockholders’ equity	45,707	42,132	39,299	35,434	32,199

Selected Balance Sheet Daily Averages	Loans, net	$418,100	$396,530	$381,178	$355,593	$332,207
	Total securities	143,034	130,367	129,611	115,313	99,768
	Total assets	615,354	584,500	556,995	517,497	465,175
	Total deposits	490,288	479,808	459,749	439,330	398,972
	Stockholders’ equity	43,358	40,290	38,895	36,886	31,286

	Return on average assets	0.85%	0.86%	0.83%	0.87%	0.87%
Selected Ratios	Return on average equity	12.01%	12.43%	12.55%	13.27%	13.82%
	Dividend payout ratio	15.11%	7.94%	6.87%	5.86%	5.80%
	Average equity to average assets	7.05%	6.89%	6.64%	6.59%	6.32%

* Data adjusted for 2:1 split effective September 9, 2005.

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

Overview

The Company is a bank holding company located in southwest Virginia. It conducts commercial banking operations primarily through its full service banking subsidiary, Highlands Union Bank (“the Bank”). The Bank has two wholly-owned subsidiaries, Highlands Union Financial Services, Inc. and Highlands Union Insurance Services, Inc. These two subsidiaries offer investment and insurance products. Revenues and net income derived from these two sources are not significant at this time. Management characterizes the Bank as a "community bank".

The Bank offers general retail and commercial banking services to individuals, businesses and local government units. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer, credit card and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks and savings bond sales; and providing other miscellaneous services normally offered by commercial banks. The Bank makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans.

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

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2006, 2005 and 2004:

	12/31/06	12/31/05	12/31/04

Return on Average Assets	0.85%	0.86%	0.83%
Return on Average Equity	12.01%	12.43%	12.55%
Basic Earnings Per Share	$1.00	$0.95	$.88
Fully Diluted Earnings Per Share	$0.98	$0.94	$.87
Net Interest Margin (1)	3.50%	3.52%	3.60%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.

(2) Basic earnings per share and fully diluted earnings per share have been restated to reflect the 2 for 1 stock split which occurred on September 9, 2005.

Growth

The following table shows the Company’s key growth indicators for the years ended December 31, 2006, 2005 and 2004:

(dollar amounts in thousands)

	12/31/06	12/31/05	12/31/04

Securities	$137,984	$135,726	$128,953
Loans, net	$433,034	$407,274	$387,133
Deposits	$500,109	$486,908	$468,657
Assets	$632,649	$599,341	$567,060

Asset Quality

The following table shows the Company’s key asset quality indicators for the years ended December 31, 2006, 2005 and 2004:

(dollar amounts in thousands)

	12/31/06	12/31/05	12/31/04

Non-accrual loans	$2,696	$2,920	$3,902
Loans past due over 90 days	704	1,281	661
Other real estate owned	1,924	810	1,047
Allowance for loan losses to total loans	1.04%	1.06%	1.07%
Net charge-off ratio	0.22%	0.24%	0.36%

For further information see the discussion under "Provision and Allowances for Loan Losses".

Results of Operations

Net Interest Income

(dollar amounts in thousands)

2006 versus 2005

Net interest income for 2006 was $18,521 or an increase of $822 over 2005. During 2006 interest income increased $4,823. This was a result of both existing interest earning assets re-pricing at higher rates and new loans made and securities purchased at higher rates. Throughout the first half of 2006, the Federal Reserve Board continued its policy of raising short term rates. Interest-bearing liabilities also re-priced upward, causing an increase in interest expense of $4,001. The net result of these events was a slight decrease in the Company’s net interest margin to 3.50% in 2006 from 3.52% in 2005. To help offset the margin reduction and in anticipation of short term rates falling over the next year or two, the Company continued to increase its portfolio of fixed rate bonds. The Company has also made a concerted effort to lock in longer term funding by increasing its long term funding from the Federal Home Loan Bank. During 2006, the Company increased its funding from the FHLB by $20,000. The continued competition for deposits in the Company’s market areas has not only slowed deposit growth but has also significantly increased the weighted yields paid for such deposits. The current trend is the result of short-term interest rates rising after an unusually long period of low interest rates. The flat and /or slightly inverted yield curve during 2006 has also impacted the Company’s ability to attract longer term deposits. The tax equivalent yield on earning assets for 2006 was 6.73%, increasing 54 basis points during the year. During the same period, the yield on interest bearing liabilities was 3.79%, which was an increase of increase of 68 basis points.

2005 versus 2004

Net interest income for 2005 was $17,699 or an increase of $401 over 2004. During 2005 interest income increased $2,729. This was a result of both existing interest earning assets re-pricing at higher rates and new loans made and securities purchased at higher rates. Throughout 2005 the Federal Reserve Board continued its policy of raising short term rates. Interest-bearing liabilities also re-priced upward, causing an increase in interest expense of $2,328. The net result of these events was a slight decrease in the Company’s net interest margin to 3.52% in 2005 from 3.60% in 2004. To help offset the margin reduction and in anticipation of short term rates falling over the next year or two, the Company continued to increase its portfolio of fixed rate municipal bonds. The Company also continued to increase its portfolio of adjustable rate mortgages to help offset any increase in interest rate risk resulting from these municipal bond purchases. The Company has also made a concerted effort to lock in longer term funding by increasing its long term funding from the Federal Home Loan Bank. The current trend is the result of short-term interest rates rising after an unusually long period of low interest rates. The tax equivalent yield on earning assets for 2005 was 6.19%, increasing 24 basis points during the year. During the same period, the yield on interest bearing liabilities increased by 41 basis points.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2006			2005			2004
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (1)	$422,505	$ 30,319	7.18%	$400,759	$ 26,703	6.66%	$385,434	$ 24,575	6.38%
Securities (2)(3)	146,390	6,540	5.48	136,567	5,319	4.87	130,629	4,870	4.73
Federal funds sold	3,049	153	5.02	4,157	167	4.02	973	15	1.54
Total interest-earning assets	$571,945	$ 37,012	6.73%	$541,483	$ 32,189	6.19%	$517,036	$ 29,460	5.95%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$410,749	$ 14,429	3.51%	$405,363	$ 11,282	2.78%	$392,475	$ 9,310	2.37%
Other interest bearing liabilities	77,771	4,062	5.22	60,872	3,208	5.27	57,602	2,852	4.95
Total interest-bearing liabilities	$488,520	$ 18,491	3.79%	$466,235	$ 14,490	3.11%	$450,077	$ 12,162	2.70%
Net interest income		$ 18,521			$ 17,699			$ 17,298
Net margin on interest earning assets on a tax equivalent basis			3.50%			3.52%			3.60%
Average interest spread			2.94%			3.08%			3.25%

(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free investments. Virginia banks are exempt from state income tax.

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

Increase/(Decrease) Due to Volume and Rate

	2006 Compared to 2005			2005 Compared to 2004
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
(Dollars in Thousands)

INTEREST INCOME Securities	$ 486	$ 735	$ 1,221	$ 306	$ 143	$ 449
Federal funds sold	(56)	42	(14)	128	24	152
Loans	1,397	2,219	3,616	1,021	1,107	2,128
Total Income Change	$ 1,827	$ 2,996	$ 4,823	$ 1,455	$ 1,274	$ 2,729
INTEREST EXPENSE Savings and time deposits	$ 642	$ 2,505	$ 3,147	$ 358	$ 1,614	$ 1,972
Other interest-bearing liabilities	1,053	(199)	854	173	183	356
Total Expense Change	$ 1,695	$ 2,306	$ 4,001	$ 531	$ 1,797	$ 2,328
Increase (Decrease) in Net Interest Income	$ 132	$ 690	$ 822	$ 924	$ (523)	$ 401

Non-interest Income

(dollar amounts in thousands)

2006 versus 2005

Non-interest income for 2006 was $4,828. During the fourth quarter of 2005, the Company implemented an overdraft privilege program as an additional service to its customer base. As a result, NSF income increased $399 over 2005. The number of checks processed continues to decline as the number of electronic transactions increases. Merchant and debit card fee income increased by $81 over 2005 due to increases in merchant fees and visa check card interchange fees. The use of debit cards continued to increase significantly over the prior period.

Net securities gains and losses decreased $460 from 2005. The Company sold several more securities during 2005 as opposed to 2006. The majority of sales consisted of tax-exempt municipal bonds and agency preferred stocks (see the “Securities” section for further discussion). Income received during 2006 from the Company’s investment in Virginia Title Company, LLC totaled $130. Earnings related to its investment in Bank Owned Life Insurance totaled $371, or an increase of $30 as compared to 2005. The Company’s net revenue from its financial services division increased $82 over 2005.

2005 versus 2004

Non-interest income for 2005 was $4,850, a 6.08% increase over 2004. During the fourth quarter of 2005, the Company implemented an overdraft privilege program as an additional service to its customer base. The number of checks processed continues to decline as the number of electronic transactions increases. Merchant and debit card fee income increased by $128 over 2004 due to increases in merchant fees and visa check card interchange fees. The use of debit cards continued to increase significantly over the prior period.

Net securities gains and losses increased $159 from 2004. The majority of sales consisted of tax-exempt municipal bonds and agency preferred stocks (see the “Securities” section for further discussion). Income received during 2005 from the Company’s investment in Virginia Title Company, LLC totaled $126. Earnings related to its investment in Bank Owned Life Insurance totaled $340, or a decrease of $14 as compared to 2004.

Management of the Company is continually looking for and researching areas to increase the amount of non-interest income. During 2005, the Company became an equity owner in BI

Investments, which is a full service dealer broker created in conjunction with the Virginia Bankers Association. Bankers’ Investments allows the Company to offer a full range of investment products. Management believes this investment will increase its ability to generate future sales for a wide array of financial services products.

Non-interest Expense

(dollar amounts in thousands)

2006 versus 2005

Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses and other operating expenses. Non-interest expense for 2006 was $15,886, an increase of $888 over 2005. The increase is primarily attributable to the continued growth of the Company that was achieved during 2006. Salaries and employee benefits increased by 2.96% or $261 primarily due to the Company opening a new branch in Sevierville, TN in August of 2006. Furniture and equipment expense increased $131 over 2005. Recent technology enhancements have allowed the bank to leverage its existing personnel base to help minimize overall increases in personnel costs.

2005 versus 2004

Non-interest expense for 2005 was $14,998, essentially the same as 2004. Salaries and employee benefits increased by 1.26% or $110. The Company opened a new branch in Banner Elk, NC. in February 2004 and opened a loan production office in West Jefferson, NC during the fourth quarter of 2004. A full year of expense was incurred during 2005 for these two locations. The Company also opened a loan production office in Sevierville, TN during 2005. Other non-interest expenses remained comparable to 2004.

Income Taxes

(dollar amounts in thousands)

2006 vs. 2005

Income tax expense for 2006 decreased $255 when compared to 2005 primarily due to the increase in tax exempt income and the capital loss treatment pertaining to the sale of approximately $4,597 of agency preferred stocks that occurred in 2005. Tax exempt income continues to be the primary difference between the "expected" and reported tax expense.

2005 vs. 2004

Income tax expense for 2005 increased by $321 when compared to 2004 primarily due to the increase in pretax income and the capital loss treatment pertaining to the sale of approximately $4,597 of agency preferred stocks.

Provision and Allowance for Loan Losses

(dollar amounts in thousands)

2006 vs. 2005

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions. The internal credit review department performs pre-credit analyses of large credits and also conducts credit review activities that provide management with an early warning of asset quality deterioration. The internal credit review department also prepares regular analyses of the adequacy of the allowance for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses on specific loans and makes pool allocations for historical losses for various loan types. The Company uses a rolling three year history by loan category in determining pool allocation factors. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions and market area, unemployment trends, the effects of any changes in loan policies, and the effects of competition and regulatory factors on the loan portfolio.

The internal credit review department as well as management has determined that the Company's allowance for loan losses is sufficient. Loans past due ninety days or more and still accruing were $704 at December 31, 2006, compared to $1,281 at December 31, 2005. Net charge-offs to total loans decreased from 0.24% in 2005 to 0.22% in 2006. This was in large part due to the changes implemented in 2004 related to credit scoring, underwriting, analysis and review.

2005 vs. 2004

During the first half of 2004, the Company greatly enhanced both its credit review and credit analysis departments. Additional staffing was added and enhanced procedures and systems were also implemented. Loans past due ninety days or more and still accruing were $1,281 at December 31, 2005, compared to $661 at December 31, 2004. Net charge-offs to total loans decreased from 0.36% in 2004 to 0.24% in 2005. This decline in net charge-offs was in large part due to the changes implemented in 2004 related to credit scoring, underwriting, analysis and review.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2006	2005	2004	2003	2002
Allowance for loan losses at beginning of year	$4,359	$4,181	$4,274	$ 3,877	$ 3,418
Loans charged off:
Commercial	206	131	219	299	389
Real Estate – mortgage	58	205	192	270	94
Consumer	539	791	1,089	1,211	1,043
Other	277	0	0	0	0
Total	$ 1,080	$ 1,127	$ 1,500	$ 1,780	$ 1,526
Recoveries of loans previously charged off:
Commercial	$ 14	$ 17	$ 2	$ 8	$ 5
Real Estate – mortgage	10	10	1	0	0
Consumer	115	123	104	116	155
Other	0	0	0	0	0
Total	$ 139	$ 150	$ 107	$ 124	$ 160

Net loans charged off	$ 941	$ 977	$ 1,393	$ 1,656	$ 1,366

Provision for loan losses	1,147	1,155	1,300	2,053	1,825
Allowance for loan losses end of year	$ 4,565	$ 4,359	$ 4,181	$ 4,274	$ 3,877
Average total loans (net of unearned income)	$ 422,525	$ 400,759	$ 385,434	$ 359,187	$ 335,823
Total loans (net of unearned income) at year-end	$ 437,599	$ 411,633	$ 391,314	$ 377,808	$ 339,521
Ratio of net charge-offs to average loans	0.223%	0.244%	0.361%	0.461%	0.407%
Ratio of provision for loan losses to average loan	0.271%	0.288%	0.337%	0.572%	0.543%
Ratio of provision for loan losses to net charge-off	121.892%	118.219%	123.973%	123.973%	133.602%
Allowance for loan losses to year-end loans	1.043%	1.059%	1.068%	1.131%	1.142%

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

The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/ or principal payments. The following table presents non-performing assets at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

	2006	2005	2004	2003	2002
(Amounts in thousands)

Non-performing loans	$ 3,400	$ 4,201	$ 4,653	$ 4,521	$ 2,606

Non-accrual loans	$ 2,696	$ 2,920	$ 3,902	$ 3,723	$ 1,728

Loans past-due 90 days and more and still accruing	$ 704	$ 1,281	$ 661	$ 802	$ 891

Interest income lost on non-accruing loans	$ 234	$ 227	$ 237	$ 235	$ 104

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2006, 2005, 2004, 2003 and 2002.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2006(1)			2005(1)			2004(1)
	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans
Commercial	$ 1,691	37.04%	9.76%	$ 710	16.29%	9.38%	$ 705	16.86%	9.13%
Real Estate	593	12.99	80.77	1,255	28.79	79.42	1,302	31.16	76.40
Consumer	768	16.82	8.14	858	19.68	10.07	953	22.79	13.25
Other / Unallocated	1,513	33.15	1.33	1536	35.24	1.13	1,221	9.19	1.22
Total	$ 4,565	100.00%	100.00%	$ 4,359	100.00%	100.00%	$ 4,181	100.00%	100.00%

	2003			2002
	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Loan Loss	Percentage of Total Loans
Commercial	$ 830	19.42%	10.37%	$ 972	25.06%	10.87%
Real Estate	224	5.24	73.25	228	5.89	70.60
Consumer	3,220	75.34	15.08	2,672	68.93	17.05
Other / Unallocated	0	0.00	1.30	5	0.12	1.48
Total	$ 4,274	100.00%	100.00%	$ 3,877	100.00%	100.00%

1)

Percentages for 2006, 2005 and 2004 are categorized differently from prior years due to the Company’s change in its methodology of the calculation of the Allowance for Loan Loss reserve. More enhanced pooling allocation factors are now being used, in addition to more detailed historical data being utilized. The allowance for loan loss reserve is computed quarterly by the Company’s internal credit review department and is reviewed by the Senior Financial Officers of the Company. Management believes its method, implemented in 2004, pertaining to the allocation of loan loss reserve is both adequate and more properly allocates the reserve among the various categories.

Financial Condition

Balance Sheet

(dollar amounts in thousands)

2006 vs. 2005

Total assets for the Company increased by $33,308 or 5.56% in 2006. Interest earning assets grew by $30,462 or 5.63% for the year. Interest bearing liabilities increased by $22,285 or 4.78% in 2006. Asset growth was primarily attributable to the continued increased market share in both North Carolina and Tennessee.

2005 vs. 2004

Total assets for the Company increased by $32,281 or 5.69% in 2005. Interest earning assets grew by $25,796 or 4.90% for the year. Interest bearing liabilities increased by $21,410 or 4.73% in 2005. Asset growth was primarily attributable to increased market share in both North Carolina and Tennessee as well as net additions to the Company’s securities portfolio.

Loans

(dollar amounts in thousands)

2006 vs. 2005

Loans net of unearned income and deferred fees increased by $25,966 or 6.31% in 2006. The majority of the increase was related to the Company’s continued growth in market share in North Carolina and Tennessee. Loans secured by real estate showed an increase of approximately $26,987, offset by a decline in loans secured by collateral other than real estate of approximately $3,256. The decline in loans secured by collateral other than real estate was primarily due to the Company’s decision to discontinue its dealer finance division in the first quarter of 2005. This decision was made due to the competitive nature of this program and the risks associated with these indirect loans. Management also believes the decline in loans secured by collateral other than real estate was also due to the following:

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

The Company’s portfolio of commercial, construction and land development loans has also experienced significant growth over the past few years. During 2006, this segment of loans grew $12,313 or 8.78%. This is primarily attributable to the North Carolina and Tennessee markets the Company has entered and the amount of growth occurring in these particular areas.

2005 vs. 2004

Loans net of unearned income and deferred fees increased by $20,319 or 5.19% in 2005. Loans secured by real estate showed an increase of approximately $27,825, offset by a decline in loans secured by collateral other than real estate of $10,562. The majority of the increase in loans during 2005 was the result of the continued growing market share in North Carolina. Again, the decline in non-real estate secured loans was due to the above mentioned reasons.

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, 2006 for each of the past five years:

	December 31, (Dollars in thousands)
	2006		2005		2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$156,753	35.77%	$151,815	36.88%	$ 146,970	37.54%	$141,693	37.49%	$128,462	37.82%
Multi-family	10,520	2.40	4,148	1.01	3,379	0.86	2,651	0.70	3,383	1.00
Commercial, Construction and Land Development	152,491	34.80	140,178	34.05	122,997	31.42	113,146	29.93	85,468	25.16
Second Mortgages	15,305	3.49	10,962	2.66	7,419	1.89	6,976	1.85	11,676	3.43
Equity Line of Credit	9,493	2.17	9,800	2.38	8,981	2.29	7,430	1.96	5,253	1.54
Farmland	9,343	2.13	10,015	2.43	9,347	2.39	4,843	1.28	5,589	1.65
	$353,905	80.77%	$326,918	79.41%	$ 299,093	76.39%	$276,739	73.21%	$ 39,831	70.60%
Secured, Other:
Personal	$ 27,384	6.25%	$ 33,395	8.11%	$ 44,222	11.30%	$ 48,637	12.87%	$ 49,483	14.57%
Commercial	26,943	6.15	25,628	6.23	24,992	6.38	27,247	7. 21	26,043	7.67
Agricultural	5,093	1.16	3,653.89		4,024	1.03	4,506	1.19	4,209	1.23
	$ 59,420	13.56%	$ 62,676	15.23%	$ 73,238	18.71%	$ 80,390	21.27%	$ 79,735	23.47%

Unsecured:	$ 24,845	5.67%	$ 22,048	5.36%	$ 19,176	4.90%	$ 20,868	5.52%	$ 20,135	5.93%

Loans, gross	$438,170	100.00%	$411,642	100.00%	$ 391,507	100.00%	$ 377,997	100.00%	$339,701	100.00%

The following table shows the maturity of loans outstanding, inclusive of contractual amortization, at December 31, 2006:

	December 31, 2006 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total
Real Estate Secured:
Residential 1-4 Family	$9,983	$4,644	$32,777	$8,158	$31,278	$69,913	$156,753
Multi-family	1,151	0	8,756	0	613	0	10,520
Commercial, Construction & Land Development	32,963	27,844	64,094	2,938	12,919	11,734	152,491
Second Mortgages	2,014	693	5,214	92	6,235	1,056	15,305
Equity Line of Credit	0	607	0	3,069	0	5,817	9,493
Farmland	1,833	1,956	4,778	63	445	268	9,343
Secured, Other:
Personal	10,064	1	16,713	3	557	46	27,384
Commercial	10,770	6,017	9,660	31	464	0	26,942
Agricultural	968	2,860	1,166	73	26	0	5,093
Unsecured	11,913	8,542	3,117	1,159	77	38	24,845

Loans, Gross	$ 81,658	$ 53,164	$146,276	$ 15,586	$ 52,614	$ 88,872	$438,170

Securities

(dollar amounts in thousands)

2006 vs. 2005

Investment securities available for sale increased $2,258 (market value) from December 31, 2005 to December 31, 2006. Purchases during the year consisted primarily of adjustable rate mortgage backed securities, fixed rate agency notes and fixed rate municipal bonds. As short term interest rates have risen during the year, management has continued its investment strategy to purchase securities that will not only blend in with the Company’s overall asset liability strategy but also maximize yield. The majority of the monthly pay downs were again contractual amortization and prepayments on variable rate securities as a result of prepayments occurring on the underlying mortgages.

At December 31, 2006, net unrealized losses in the Company’s securities portfolio classified available for sale totaled $828. The majority of these unrealized losses were related to the Company’s holdings ($6,250 in book value) of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association agency preferred stock. As discussed in Footnote 2 in the Company’s Consolidated Financial Statements, management of the Company does not consider any of these losses to be other than temporary. It is management’s opinion that the unrealized losses are primarily related to interest rate changes. Management also feels that the market values of these particular instruments have also been negatively affected by the accounting related irregularities at both Fannie Mae and Freddie Mac. The Company has both the ability and intent to hold these instruments for a time necessary to recover its cost. Even with the intent and ability to hold these securities, the Board and Management elected to sell during 2005 approximately $4,597 of agency preferred stock realizing a net capital loss of approximately $383. This decision was specifically a risk management decision to reduce the Company’s amount of holdings in this type of investment. Management at that time felt that the amount of holdings in these instruments needed to be reduced as a percentage of the entire securities portfolio. These instruments are stocks and do not have a stated maturity date. The Company continues to hold a “laddered” structure of these investments (a single 1- year floater, two 2- year floaters and a single 5- year floater). It should be noted that the loss in these four instruments has reduced from approximately 24% of book value to approximately 12% of book value since April of 2005 as interest rates have continued to rise. As these instruments’ rates have reset due to their related indexes adjusting upward, their values also have been increasing which supports management’s belief that these losses are temporary and related primarily to the interest rate cycle. 70% of the quarterly dividends paid on these instruments are tax exempt. Therefore, as the coupon rates on these stocks increase, the “tax exempt benefit” increases as well which also supports management’s position that the values of these stocks are related to the interest rate cycle.

Also during 2005, the Company elected to sell a portion of its municipal bond portfolio (approximately $17,353 in book value) and recognized gains totaling approximately $921. Management took the opportunity to sell the municipal bonds and realize the gain and subsequently re-invest the proceeds back into more municipal bonds at similar yields. The average life of the municipals that management purchased was only 2-4 years longer than the municipals that were sold.

2005 vs. 2004

Investment securities available for sale increased $6.89 million (market value) from December 31, 2004 to December 31, 2005. During 2005, the majority of the increase was purchases of adjustable rate mortgage backed securities (approximately $21,232 in book value) and tax exempt municipals bonds (approximately $29,071 in book value).

Investment Portfolio

See Note 2 of Notes to Consolidated Financial Statements for other information relating to the Company’s securities portfolio.

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2006.

	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$ -	$ 3,194	$ 2,130	$ 3,732	4.37%	$ 9,056	$ 9,331
Mtg.-backed Sec – variable rate	-	-	39	39,500	4.55	39,539	39,786
State & Municipal’s – tax exempt	928	-	-	58,270	5.94	59,198	58,866
State & Municipal’s – taxable	-	683	-	1,010	4.83	1,693	1,720
U.S. Agencies – fixed rate	-	736	4,990	4,625	6.39	10,351	10,417
Agency Preferred – variable rate	-	-	-	5,350	4.88	5,350	6,250
Corporate bonds – fixed rate	-	-	-	1,925	6.30	1,925	1,947
Corporate bonds – variable rate	-	-	462	9,770	6.68	10,231	10,280
SBA bonds – variable rate	-	-	-	116	5.60	116	116
CMO’s – fixed rate	-	-	-	507	5.05	507	508
CMO’s – variable rate	-	-	-	17	4.30	17	17
TOTAL	928	$ 4,613	$ 7,621	$124,822		$137,984	$139,238
Total fixed rate securities	$ 928	$ 4,613	$ 7,120	$ 70,069		$ 82,730	$ 82,789
Total variable rate securities	$ -	$ -	$ 501	$ 54,753		$ 55,254	$ 56,449

Deposits

(dollar amounts in thousands)

2006 vs. 2005

Total deposits grew by $13,201 or 2.71% in 2006. Non-interest bearing demand deposits decreased by $366. Total time deposits increased by $28,636. Savings accounts declined $15,774 during the year as customers began placing more funds back into the equity markets or moving their funds to time deposits. The increase in time deposits is primarily a result of rising interest rates and the growth in the Company’s newer markets. The majority of the increase in time deposits was growth in shorter term CD’s due to the current interest rate environment and the inverted yield curve. The Company and banks nationwide are continuing to face the challenge of gathering deposits, especially non-interest bearing deposits. The Company has continued to use its alternative funding sources (primarily FHLB advances) to help facilitate growth. During 2006, the Company increased its borrowings from the FHLB by $20,000. The total amount of FHLB borrowings as of December 31, 2006 was $76,200. See Footnotes 9 and 10 in the Company’s Consolidated Financial Statements for a description of the Bank’s outstanding FHLB advances.

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

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Amounts in Thousands)
	2006	2005	2004

Non-interest bearing demand deposits	$ 79,681	$ 80,047	$ 72,906
Interest bearing demand deposits	59,849	59,144	58,526
Savings deposits	51,666	67,440	77,186
Time deposits	308,913	280,277	260,039
Total Deposits	$ 500,109	$ 486,908	$ 468,657

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 79,667	0.00%	$ 74,444	0.00%	$ 67,274	0.00%
Interest-bearing demand deposits	57,689	1.89	59,078	1.49	63,095	1.19
Savings deposits	60,685	1.26	71,623	1.08	82,241	1.07
Time deposits	292,247	4.30	274,663	3.50	247,139	3.11
Total	$490,288		$479,808		$459,749

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2006 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$ 11,979
Over 3 months through 6 months	24,309
Over 6 months through 12 months	33,902
Over 12 months	31,754
Total	$ 101,944

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

Off-Balance Sheet Arrangements

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Contractual Obligations

Listed below are the contractual obligations of the Company and its subsidiaries at December 31, 2006 aggregated by type and due date. Optional call date provisions are reflected in the table below.

	Total	Less than one year	One to Three Years	Three to Five Years	More Than Five Years

Long-term debt obligations	$ 40,874	$ 0	$ 30,000	$ 10,229	$ 645
Capital lease obligations	-	-	-	-	-
Operating lease obligations	91	53	38	-	-
Other long-term liabilities reflected on the Company’s balance sheet	6,300	-	6,300	-	-

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

The following table provides the maturities or re-pricing of investment securities, loans, and deposits as of December 31, 2006, and measures the interest rate sensitivity gap for each range of maturity indicated. The table presents the carrying amount of assets and liabilities in the periods they are expected to reprice or mature. The amounts below also reflect various prepayment assumptions.

	December 31, 2006 (Dollars in Thousands) Maturing / Re-pricing
	Within One Year	After One But Within Five Years	After Five Years	Total
ASSETS
Interest-bearing Investment Securities	$ 39,142	$ 20,112	$ 83,700	$ 142,954
Fed Funds Sold	2,832	-	-	2,832
Loans	212,656	192,743	32,200	437,599
Non-interest bearing Other Assets	-	-	49,264	49,264

Total Assets	$ 254,630	$ 212,855	$ 165,164	$ 632,649

LIABILITIES AND SHARE- HOLDERS’ EQUITY
Interest-bearing
(1) All Interest- bearing Deposits	$ 327,205	$ 90,439	$ 2,786	$ 420,430
Other Interest- bearing Liabilities	5,066	77,652	58	82,776
Non-interest-bearing
Demand Deposits	-	-	79,682	79,682
Other Liabilities	-	-	4,054	4,054
Shareholders’ Equity	-	-	45,707	45,707
Total Liabilities and Shareholders’ Equity	$ 332,271	$ 168,091	$ 132,287	$ 632,649

Interest Rate Sensitivity GAP	$(77,641)	$ 44,764	$ 32,877	$ -

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

The following table shows the estimated cumulative impact on net interest income (NII) for the next 12 months as of December 31, 2006, subject to the specified interest rate changes. For purposes of this schedule the Company used a parallel rate shock on its interest earning assets and interest bearing liabilities. A parallel rate shock means that a 100 basis point increase in the rate index (prime rate) would result in an immediate 100 basis point increase on interest earning assets and interest bearing liabilities subject to the interest rate reset date. The Company uses a 50 basis point slope for its computation. The slope is the number of basis points per month that an index can increase or decrease until it reaches the target rate.

Rate change increment	% change in NII	$ change in NII

Up 100 basis points	-3.35%	-664,000
Up 200 basis points	-6.55%	-1,300,000
Down 100 basis points	3.28%	651,000
Down 200 basis points	3.66%	726,000

The above schedule assumes that 100% of the Company’s interest bearing checking accounts and 100% of its statement savings accounts would reprice according to the above increments. The above schedule also assumes an approximate growth of 8% over the next 12 months.

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2006:

Report of Independent Registered Public Accounting Firm on the Financial Statements per the annual report

Consolidated Balance Sheets as of December 31, 2006, 2005 and 2004;

Consolidated Statements of Income for each of the years in the three year period ended December 31, 2006;

Consolidated Statements of Stockholders’ Equity for each of the years in the three year period ended December 31, 2006;

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2006; and

Notes to Consolidated Financial Statements for December 31, 2006

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

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees” and “Code of Ethics” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Executive Compensation”, (except for the Compensation Committee Report) and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2006, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

200,000

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	353,752	$12.58	--

Equity Compensation Plans Not Approved by Shareholders (b)	_______	$ -

Total	353,752	$12.58	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(b)

On September 13, 2006, the Board of Directors of the Company approved the Highlands Bankshares, Inc. 2006 Equity Compensation Plan (the “Plan”). The Plan authorizes the Personnel and Compensation Committee (the “Committee”) of the Board of Directors to grant options, stock appreciation rights, stock awards and stock units to directors, officers, key employees, consultants and advisors to the Company and its subsidiaries who are designated by the Committee. The Company is authorized to issue under the Plan up to 200,000 shares of its Common Stock. Generally, if an award is forfeited, expires or terminates, the shares allocated to that award under the Plan may be reallocated to new awards under the Plan. Shares surrendered pursuant to the exercise of a stock option or other award or in satisfaction of tax withholding requirements under the Plan may also be reallocated to other awards. The Company is not seeking shareholder approval of the Plan because such approval is not required.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2006 Consolidated Financial Statements.

(3)	Exhibits:

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

10.2

Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference

11

Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2006 Annual Report to Shareholders and incorporated herein by reference).

13.1	Annual Report to Shareholders – Financial Statements

21	Subsidiaries of the Corporation.

23.1	Consent of Brown, Edwards & Company, L.L.P.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Operations Officer.

31.3	Section 302 Certification of Chief Financial Officer of the Corporation

31.4	Section 302 Certification of Chief Financial Officer of the Bank.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Operations Officer Pursuant to 18 U.S.C. § 1350.

32.3	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350.

32.4	Statement of Chief Financial Officer of the Bank Pursuant to 18 U.S.C. § 1350.

(b)	Exhibits.

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

Date: March 26, 2007	BY: /s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 26, 2007.

Signature	Title	Date
/s/ James D. Morefield James D. Morefield	Chairman of the Board, and Director	March 26, 2007
/s/ Dr. James D. Moore, Jr. Dr. James D. Moore, Jr.	President	March 26, 2007
/s/ J. Carter Lambert J. Carter Lambert	Vice Chairman	March 26, 2007
/s/ Samuel L. Neese Samuel L. Neese	Executive Vice President, and Chief Executive Officer (principal executive officer)	March 26, 2007
/s/ James T. Riffe James T. Riffe	Executive Vice President and Cashier (principal financial and accounting officer)	March 26, 2007

/s/ William E. Chaffin William E. Chaffin	Director	March 26, 2007
/s/ E. Craig Kendrick E. Craig Kendrick	Director	March 26, 2007
/s/ Clydes B. Kiser Clydes B. Kiser	Director	March 26, 2007
/s/ Charles P. Olinger Charles P. Olinger	Director	March 26, 2007
/s/ William J. Singleton William J. Singleton	Director	March 26, 2007
/s/ Dr. H. Ramsey White, Jr. Dr. H. Ramsey White, Jr.	Director	March 26, 2007

EXHIBIT INDEX

Exhibit No.	Description

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

10.2

Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference.

11

Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2006 Annual Report to Shareholders and incorporated herein by reference).

13.1	Annual Report to Shareholders – Financial Statements

21	Subsidiaries of the Corporation.

23.1	Consent of Brown, Edwards & Company, L.L.P.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Operations Officer.

31.3	Section 302 Certification of Chief Financial Officer of the Corporation

31.4	Section 302 Certification of Chief Financial Officer of the Bank.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Operations Officer Pursuant to 18 U.S.C. § 1350.

32.3	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350.

32.4	Statement of Chief Financial Officer of the Bank Pursuant to 18 U.S.C. § 1350.