Form 10-Q
period 2007-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2007-05-15
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

5,162,603 shares of common stock, par value $0.625 per share,

outstanding as of May 11, 2007

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) March 31, 2007	(Note 1) December 31, 2006

Cash and due from banks	$ 13,468	$ 15,147
Federal funds sold	14,098	2,832

Total Cash and Cash Equivalents	27,566	17,979

Investment securities available for sale (amortized cost $141,165 at March 31, 2007, $139,238 at December 31, 2006)	140,339	137,984
Other investments, at cost	4,910	4,969
Loans, net of allowance for loan losses of $4,564 at March 31, 2007, $4,565 at December 31, 2006	433,443	433,034
Premises and equipment, net	21,670	19,316
Interest receivable	4,082	4,079
Other assets	15,045	15,288

Total Assets	$ 647,055	$ 632,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 79,352	$ 79,681
Interest bearing	433,389	420,428

Total Deposits	512,741	500,109

Federal funds purchased	--	--
Interest, taxes and other liabilities	5,865	4,058
Other short-term borrowings	49,097	35,601
Long-term debt	27,353	40,874
Capital securities	6,300	6,300

Total Other Liabilities	88,614	86,833

Total Liabilities	601,355	586,942

STOCKHOLDERS’ EQUITY

Common stock (5,161 and 5,187 shares issued and outstanding, respectively)	3,226	3,242
Additional paid-in capital	7,067	7,026
Retained earnings	35,952	36,267
Accumulated other comprehensive income	(545)	(828)

Total Stockholders’ Equity	45,700	45,707

Total Liabilities and Stockholders’ Equity	$ 647,055	$ 632,649

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
INTEREST INCOME
Loans receivable and fees on loans	$ 8,076	$ 6,982
Securities available for sale:
Taxable	912	778
Exempt from taxable income	744	689
Other investment income	81	90
Federal funds sold	147	23

Total Interest Income	9,960	8,562

INTEREST EXPENSE
Deposits	4,156	3,235
Federal funds purchased	--	38
Other borrowed funds	1,065	808

Total Interest Expense	5,221	4,081

Net Interest Income	4,739	4,481

Provision for Loan Losses	190	256

Net Interest Income after Provision for Loan Losses	4,549	4,225

NON-INTEREST INCOME
Securities gains (losses), net	--	23
Service charges on deposit accounts	567	734
Other service charges, commissions and fees	292	255
Other operating income	193	141

Total Non-Interest Income	1,052	1,153

NON-INTEREST EXPENSE
Salaries and employee benefits	2,387	2,140
Occupancy expense of bank premises	248	223
Furniture and equipment expense	385	408
Other operating expense	1,119	1,016

Total Non-Interest Expense	4,139	3,787

Income Before Income Taxes	1,462	1,591

Income Tax Expense	229	300

Net Income	$ 1,233	$ 1,291

Basic Earnings Per Common Share	$ 0.24	$ 0.25

Earnings Per Common Share – Assuming Dilution	$ 0.23	$ 0.24

Dividends Per Share	$ 0.20	$ 0.15

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,233	$ 1,291
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	190	256
Provision for deferred income taxes	-	--
Depreciation and amortization	311	296
Net realized gains on available-for-sale securities	--	(23)
Net amortization on securities	102	132
Amortization of capital issue costs	7	6
(Increase) decrease in interest receivable	(3)	173
(Increase) decrease in other assets	101	(177)
Increase in interest, taxes and other liabilities	1,780	1,583

Net cash provided by operating activities	3,721	3,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	--	7,352
Proceeds from maturities of debt and equity securities	5,288	5,487
Purchase of debt and equity securities	(7,317)	(14,341)
(Purchase) redemption of other investments, net	59	(63)
Net increase in loans	(600)	(1,282)
Premises and equipment expenditures	(2,648)	(965)

Net cash used in investing activities	(5,218)	(3,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	12,462	3,270
Net increase (decrease) in demand and savings deposits	170	(1,080)
Net (decrease) in Federal Funds Purchased	--	(2,810)
Net increase in short-term borrowings	13,496	5,001
Net (decrease) in long-term debt	(13,521)	(5,026)
Cash dividends paid	(1,032)	(787)
Proceeds from exercise of common stock options	44	44
Repurchase of common stock	(535)	(638)

Net cash provided by (used in) financing activities	11,084	(2,026)

Net increase (decrease) in cash and cash equivalents	9,587	(2,301)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,979	16,741

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 27,566	$ 14,440

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 4,652	$ 3,658
Income taxes	$ 40	$ --

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2005	5,281	$ 3,300	$ 6,788	$ 33,771	$ (1,727)	$ 42,132

Comprehensive income:
Net income	-	-	-	1,291	-	1,291
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $121	-	-	-		234	234
Less: reclassification adjustment net of deferred tax expense of $8	-	-	-		(15)	(15)
Total comprehensive income	-	-	-	-	-	1,510

Common stock issued for stock options exercised, net	8	5	39	-	-	44
Common stock repurchased	(41)	(25)	-	(613)	-	(638)
Cash dividend	-	-	-	(787)	-	(787)

Balance, March 31, 2006	5,248	$ 3,280	$ 6,827	$ 33,662	$ (1,508)	$ 42,261

Balance, December 31, 2006	5,187	$ 3,242	$ 7,026	$ 36,267	$ (828)	$ 45,707

Comprehensive income:
Net income	-	-	-	1,233	-	1,233
Change in unrealized gain on securities available for sale, net of deferred income tax expense of $145	-	-	-		283	283
Less: reclassification adjustment net of deferred tax expense of $-	-	-	-		-	-
Total comprehensive income	-	-	-	-	-	1,516

Common stock issued for stock options exercised, net	5	3	41	-	-	44
Common stock repurchased	(31)	(19)	-	(516)	-	(535)
Cash dividend	-	-	-	(1,032)	-	(1,032)

Balance, March 31, 2007	5,161	$ 3,226	$ 7,067	$ 35,952	$ (545)	$ 45,700

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2006 Form 10-K. The results of operations for the three-month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 is as follows:

	2007	2006

Balance, January 1	$ 4,565	$ 4,359
Provision	190	256
Recoveries	39	64
Charge-offs	(230)	(307)

Balance, March 31	$ 4,564	$ 4,372

Note 3 - Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows:

	2007	2006

Tax expense at statutory rate	$ 497	$ 541
Reduction in taxes from:
Tax-exempt interest	(253)	(234)
Other, net	(15)	(7)

Provision for income taxes	$ 229	$ 300

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4 - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at March 31, 2007.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	11.55%	12.57%	8.05%

Highlands Union Bank	10.73%	11.76%	7.45%

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

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2007 and 2006.

	Basic EPS	Weighted Average Number of Shares	Diluted EPS	Weighted Average Number of Shares
Quarter Ended:
March 31, 2007	$ 0.24	5,170,291	$ 0.23	5,250,451
March 31, 2006	$ 0.25	5,259,748	$ 0.24	5,359,010

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2007, these commitments included: standby letters of credit of $3.98 million; equity lines of credit of $10.22 million; credit card lines of credit of $4.44 million; commercial real estate, construction and land development commitments of $12.91 million; and other unused commitments to fund interest earning assets of $28.37 million.

During the first quarter of 2007, the Company entered into a contract for the construction of a branch bank in South Knoxville, Tennessee. The branch bank is expected to be completed and opened in the fall of this year. The estimated cost of this contract is $730 thousand.

Note 8 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of income. The effective date of SFAS No. 123R as amended by the Securities and Exchange Commission (the “SEC”) is for annual periods beginning after June 15, 2005. The Company adopted the standard effective January 1, 2006 using the modified prospective method. The provisions of SFAS No. 123R do not have an impact on the Company's results of operations at the present time. The Company did not grant any options in 2006. Any options issued in 2007 or in subsequent periods, however, would increase compensation expense.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect SFAS 157 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FASB 158 is not expected to have a material effect on its financial statements.

In October 2006, the SEC issued Staff Accounting Bulletin (‘SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance to registrants in evaluating and quantifying financial statement misstatement. SAB 108 is effective for the Company for fiscal years ending after November 15, 2006, either by restating previously issued financial statements or by adjusting retained earnings as of the beginning of fiscal 2006. The Company does not believe the implementation of the guidance in SAB 108 will have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 will allow entities the “option” to carry certain assets and liabilities at fair value. The new statement is effective for fiscal years beginning after November 15, 2007. An early adoption is possible within 120 days of the beginning of the fiscal year of adoption assuming the entity has not yet issued interim financial statements. The Company did not adopt early after reviewing the information related to the two statements. The fair value option will enable some entities an opportunity to reduce the volatility in reported earnings caused by classifying related assets and liabilities differently. The Company is currently reviewing the effect SFAS 159 will have on its financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations that is not otherwise apparent from the Consolidated Financial Statements and the notes thereto or included in this report. Reference should be made to those statements and the notes thereto for an understanding of the following discussion and analysis.

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

Presented below is a discussion of the accounting policy that management believes is important to the portrayal and understanding of the Company’s financial condition and results of operations. This critical accounting policy requires management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood. See also Note 1 of the Notes to Consolidated Financial Statements in the 2006 Form 10-K.

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

Results of Operations

Results of operations for the three-month periods ended March 31, 2007 and March 31, 2006 reflected net income of $1.23 million and $1.29 million, respectively, a decrease of 4.49%. This decrease was in part due to the slight decline in the Company’s net interest margin compared to the corresponding 2006 period. Over the past 24 months, as the Federal Reserve has increased short-term interest rates, the Company has had a significant portion of its interest earning assets re-price due to the fact that they were adjustable rate instruments. This has helped to offset the increase in interest expense as the Company’s interest bearing liabilities have also been re-pricing at higher rates.

Net interest income for the three months ended March 31, 2007 was approximately $258 thousand, or 5.76%, greater than the comparable 2006 period. The Company’s total interest income increased over the same periods by $1.40 million due to new loans and securities being originated and purchased, as the case may be, at higher rates and existing loans and securities resetting at higher rates as they adjusted or were renewed. The Company’s total interest expense increased by $1.14 million over the same periods in 2006 due to new interest-bearing deposits being recorded at higher rates and existing interest-bearing deposits re-pricing at higher rates as they matured. During the first three months of 2007, the Company’s non-interest income decreased by $101 thousand over the corresponding period for 2006. Service charges on deposit accounts decreased by $167 thousand primarily due to the implementation of a new overdraft privilege program that was launched in the fourth quarter of 2005. The new program resulted in fewer fees being assessed and collected in the first quarter of 2007 as compared to 2006. Non-interest expense for the three-month period ended March 31, 2007 increased $352 thousand over the comparable period in 2006. The majority of this increase was related to salaries and employees benefits which increased $247 thousand over the prior period. Additional branch staffing was added in the Company’s North Carolina and Tennessee markets.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity from 12.15% for the three-month period ended March 31, 2006 to 10.76% for the corresponding period in 2007. The decrease in ROE was primarily due to both net income being $60 housand less compared to the first quarter of 2006 but also average stockholders’ equity increasing by $3.34 million over the corresponding period in 2006. Average stockholders’ equity increased by not only the addition of earnings accumulated in the previous 12 months but also the increase in the market value of the Company’s available for sale securities. At March 31, 2007, the Company’s accumulated other comprehensive income, which is a component of stockholders’ equity, increased by $963 thousand over March 31, 2006. This increase was primarily due to the increase in the market values of the Company’s Fannie Mae and Freddie Mac agency preferred stocks. Return on average assets of 0.77% for the three months ended March 31, 2007 was slightly lower than 0.86% for the same period in 2006. Average interest-earning assets increased $33.41 million from the period ended March 31, 2006 to the current period, while average interest-bearing liabilities increased $37.27 million over the prior period. The tax-equivalent yield on average interest-earning assets increased 58 basis points to 6.94% in the first quarter of 2007 as compared to 6.36% in the same period in 2006. The yield on average interest-bearing liabilities increased 64 basis points to 4.08% in the first quarter of 2007 as compared to 3.44% in the first quarter of 2006.

The provision for loan losses for the three-month period ended March 31, 2007 totaled $190 thousand. This represents a decrease of $66 thousand over the comparable period in 2006. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge- offs for the first three months of 2007 were $191 thousand compared with $243 thousand for the corresponding period in 2006. Year–to–date net charge-offs were 0.04% and 0.06% of total loans for the periods ended March 31, 2007 and March 31, 2006, respectively. Loan loss reserves increased $192 thousand or 4.39% to $4.56 million at March 31, 2007 from the same date in 2006.

Financial Position

Total loans increased from $412.67 million at March 31, 2006 to $438.01 million at March 31, 2007. For the three-month period ended March 31, 2007, total loans increased $408 thousand. Loan demand continues at a moderate pace even during a period of economic uncertainty and within a competitive market area. The majority of the Company’s recent loan growth has been from its North Carolina and Tennessee markets. The Company has seen over the last couple of years greater loan demand for commercial real estate and construction lending as opposed to consumer and single family residential lending. The loan to deposit ratio increased from 84.37% at March 31, 2006 to 85.43% at March 31, 2007. The loan to deposit ratio at December 31, 2006 was 87.50%. The increase in the loan to deposit ratio over the last twelve months is due to a larger increase in loans over deposits primarily due to the increased competition for deposits in the Company’s market areas. Deposits at March 31, 2007 increased $12.63 million since December 31, 2006 and $23.64 million since March 31, 2006.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $4.51 million or 1.03% of total loans at March 31, 2007 compared with $5.37 million or 1.23% of total loans at December 31, 2006 and $5.41 million or 1.31% of total loans at March 31, 2006.

Investment securities and other investments totaled $145.25 million (market value) at March 31, 2007, which reflects an increase of $2.30 million or 1.61% from the December 31, 2006 total of $142.95 million. The majority of the Company’s investment purchases during the three-month period were fixed rate tax-exempt municipals and fixed rate agencies. Investment securities available for sale and other investments at March 31, 2007 were comprised of mortgage backed securities (31.70% of the total securities portfolio), municipal issues (43.45%), collateralized mortgage obligations (CMO’s) (0.33%), corporate bonds (8.73%), Small Business Administration backed securities (0.08%), U. S. government agencies (8.53%), and equity securities (3.80%). The Company’s entire securities portfolio was classified as available for sale at both March 31, 2007 and 2006.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers Bank stock. These investments (carrying value of $4.91 million and 3.38% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In 2002, the Bank purchased $7.4 million of Bank-Owned Life Insurance covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies are being used to offset future employee benefit costs. The Bank also purchased another $2.5 million of Bank-Owned Life Insurance on April 2, 2007.

In 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will continue to generate on-going non-interest income for the Bank.

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

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $45.70 million at March 31, 2007, representing an increase of $3.44 million or 8.14% over March 31, 2006. Total stockholders’ equity at December 31, 2006 was $45.71 million.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($27.57 million) and investment securities available for sale ($140.34 million) at March 31, 2007. Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

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

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2006 Form 10-K. There have been no material changes from such disclosure.

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

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that were disclosed in the 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jan. 1, 2007 – Jan. 31, 2007	18,822	$16.50	18,822	132,693
Feb. 1, 2007 – Feb. 28, 2007	2,225	$ 16.50	2,225	130,468
Mar. 1, 2007 – Mar. 31, 2007	11,412	$16.50	11,412	119,056
Total	32,459	$16.50	32,459

(1) On December 13, 2006, the Company’s board of directors approved a stock repurchase program to purchase over the next 12 months up to 151,515 shares of its outstanding common stock (the “Program”). The Company has allocated $2.5 million to the Program and anticipates funding for the Program to come from available corporate funds. The Program replaces a prior authorization to repurchase shares of common stock that expired on December 13, 2006. The Company currently has 5,162,603 shares of common stock outstanding.

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

HIGHLANDS BANKSHARES, INC.

(Registrant)

Date: May 11, 2007	/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

Chief Executive Officer

Date: May 11, 2007	/s/ James T. Riffe

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