Form 10-Q
period 2007-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2007-08-14
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

5,164,372 shares of common stock, par value $0.625 per share,

outstanding as of August 14, 2007

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2007

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2007 (Unaudited) and December 31, 2006 (Note 1)	3

Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended 30, 2007 and 2006	4

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2007 and 2006	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2007 and 2006	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16-17

Item 4. Controls and Procedures	17-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19-20

Item 5. Other Information	20

Item 6. Exhibits	20

SIGNATURES	21

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) June 30, 2007	(Note 1) December 31, 2006

Cash and due from banks	$ 16,826	$ 15,147
Federal funds sold	818	2,832

Total Cash and Cash Equivalents	17,644	17,979

Investment securities available for sale (amortized cost $144,488 at June 30, 2007, $139,238 at December 31, 2006)	141,468	137,984
Other investments, at cost	5,060	4,969
Loans, net of allowance for loan losses of $4,563 at June 30, 2007, $4,565 at December 31, 2006	435,022	433,034
Premises and equipment, net	21,687	19,316
Interest receivable	4,298	4,079
Other assets	18,317	15,288

Total Assets	$ 643,496	$ 632,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 84,676	$ 79,681
Interest bearing	422,382	420,428

Total Deposits	507,058	500,109

Federal funds purchased	3,786	--
Interest, taxes and other liabilities	4,327	4,058
Other short-term borrowings	44,055	35,601
Long-term debt	32,369	40,874
Capital securities	6,300	6,300

Total Other Liabilities	90,837	86,833

Total Liabilities	597,895	586,942

STOCKHOLDERS’ EQUITY

Common stock (5,171 and 5,187 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively)	3,232	3,242
Additional paid-in capital	7,273	7,026
Retained earnings	37,089	36,267
Accumulated other comprehensive loss	(1,993)	(828)

Total Stockholders’ Equity	45,601	45,707

Total Liabilities and Stockholders’ Equity	$ 643,496	$ 632,649

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
INTEREST INCOME
Loans receivable and fees on loans	$ 8,251	$ 7,427	$ 16,327	$ 14,409
Securities available for sale:
Taxable	917	843	1,829	1,621
Exempt from taxable income	769	710	1,513	1,399
Other investment income	63	68	144	158
Federal funds sold	81	33	228	56

Total Interest Income	10,081	9,081	20,041	17,643

INTEREST EXPENSE
Deposits	4,219	3,445	8,375	6,680
Federal funds purchased	5	45	5	83
Other borrowed funds	1,055	952	2,121	1,760

Total Interest Expense	5,279	4,442	10,501	8,523

Net Interest Income	4,802	4,639	9,540	9,120

Provision for Loan Losses	143	328	333	584

Net Interest Income after Provision for Loan Losses	4,659	4,311	9,207	8,536

NON-INTEREST INCOME
Securities gains, net	-	-	-	23
Service charges on deposit accounts	582	752	1,149	1,486
Other service charges, commissions and fees	367	290	659	545
Other operating income	198	146	391	287

Total Non-Interest Income	1,147	1,188	2,199	2,341

NON-INTEREST EXPENSE
Salaries and employee benefits	2,428	2,236	4,815	4,376
Occupancy expense of bank premises	249	212	497	435
Furniture and equipment expense	399	384	784	792
Other operating expense	1,161	1,086	2,280	2,102

Total Non-Interest Expense	4,237	3,918	8,376	7,705

Income Before Income Taxes	1,569	1,581	3,030	3,172

Income Tax Expense	248	289	477	589

Net Income	$ 1,321	$ 1,292	$ 2,553	$ 2,583

Basic Earnings Per Common Share – Weighted Average	$ 0.26	$ 0.25	$ 0.49	$ 0.49

Earnings Per Common Share – Assuming Dilution	$ 0.25	$ 0.24	$ 0.49	$ 0.48

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,553	$ 2,583
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	333	584
Provision for deferred income taxes	-	-
Depreciation and amortization	632	577
Net realized gains on available-for-sale securities	-	(23)
Net amortization on securities	220	261
Amortization of capital issue costs	14	13
(Increase) in interest receivable	(219)	(45)
(Increase) in other assets	(2,539)	(537)
Increase in interest, taxes and other liabilities	269	526

Net cash provided by operating activities	1,263	3,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	-	7,352
Proceeds from maturities of debt and equity securities	12,572	11,059
Purchase of debt and equity securities	(18,042)	(23,666)
Purchase of other investments	(91)	(711)
Net increase in loans	(2,321)	(12,258)
Premises and equipment expenditures	(2,906)	(1,543)

Net cash used in investing activities	(10,788)	(19,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	4,544	8,252
Net increase (decrease) in demand, savings and time deposits	2,405	(4,645)
Net increase (decrease) in federal funds purchased	3,786	(4,610)
Net increase in short-term borrowings	8,454	17,501
Net increase (decrease) in long-term debt	(8,505)	2,450
Cash dividends paid	(1,032)	(787)
Proceeds from exercise of common stock options	264	57
Repurchase of common stock	(726)	(1,018)

Net cash provided by financing activities	9,190	17,200
Net (decrease) increase in cash and cash equivalents	(335)	1,372

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,979	16,741

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 17,644	$ 18,113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 9,850	$ 7,401
Income taxes	$ 790	$ 766

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2006	5,248	$ 3,280	$ 6,827	$ 33,662	$ (1,508)	$ 42,261

Comprehensive income:
Net income	-	-	-	1,292	-	1,292
Change in unrealized (loss) on securities available for sale, net of deferred income tax expense of $376	-	-	-	-	(729)	(729)
Less: reclassification adjustment net of deferred tax expense of $0	-	-	-	-	-	-
Total comprehensive income	-	-	-	-	-	563

Common stock issued for stock options exercised, net	2	1	12	-	-	13
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(23)	(14)	-	(367)	-	(381)
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2006	5,227	$ 3,267	$ 6,839	$ 34,587	$ (2,237)	$ 42,456

Balance, March 31, 2007	5,161	$ 3,226	$ 7,067	$ 35,952	$ (545)	$ 45,700

Comprehensive income:
Net income	-	-	-	1,321	-	1,321
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $746	-	-	-	-	(1,448)	(1,448)
Less: reclassification adjustment net of deferred tax expense of $0	-	-	-	-	-	-
Total comprehensive (loss)	-	-	-	-	-	(127)

Common stock issued for stock options exercised, net	22	13	206	-	-	219
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(12)	(7)	-	(184)	-	(191)
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2007	5,171	$ 3,232	$ 7,273	$ 37,089	$ (1,993)	$ 45,601

See The Notes to Consolidated Financial Statements.

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2005	5,281	$ 3,300	$ 6,788	$ 33,771	$ (1,727)	$ 42,132

Comprehensive income:
Net income	-	-	-	2,583	-	2,583
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $255	-	-	-	-	(495)	(495)
Less: reclassification adjustment net of deferred tax expense of $8	-	-	-	-	(15)	(15)
Total comprehensive income	-	-	-	-	-	2,073

Common stock issued for stock options exercised, net	9	6	51	-	-	57
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(63)	(39)	-	(980)	-	(1,019)
Cash dividend	-	-	-	(787)	-	(787)

Balance, June 30, 2006	5,227	$ 3,267	$ 6,839	$ 34,587	$ (2,237)	$ 42,456

Balance, December 31, 2006	5,187	$ 3,242	$ 7,026	$ 36,267	$ (828)	$ 45,707

Comprehensive income:
Net income	-	-	-	2,553	-	2,553
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $600	-	-	-	-	(1,165)	(1,165)
Less: reclassification adjustment net of deferred tax expense of $0	-	-	-	-	-	-
Total comprehensive income	-	-	-	-	-	1,388

Common stock issued for stock options exercised, net	28	17	247	-	-	264
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(44)	(27)	-	(699)	-	(726)
Cash dividend	-	-	-	(1,032)	-	(1,032)

Balance, June 30, 2007	5,171	$ 3,232	$ 7,273	$ 37,089	$ (1,993)	$ 45,601

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2006 Form 10-K. The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 is as follows (in thousands):

	2007	2006

Balance, January 1	$ 4,565	$ 4,359
Provision	333	584
Recoveries	89	94
Charge-offs	(424)	(572)

Balance, June 30	$ 4,563	$ 4,465

Note 3 - Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows (in thousands):

	2007	2006

Tax expense at statutory rate	$ 1,030	$ 1,078
Reduction in taxes from:
Tax-exempt interest	(514)	(476)
Other, net	(39)	(13)

Provision for income taxes	$ 477	$ 589

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes total equity reduced by goodwill and certain other intangibles. Tier 2 capital (combined capital) includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at June 30, 2007.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	10.71%	11.73%	7.48%

Highlands Bankshares, Inc.	11.73%	12.74%	8.21%

Note 5 – Capital Securities

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

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six and three months ended June 30, 2007 and 2006.

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Basic Earnings Per Share	$ 0.49	$ 0.49	$ 0.26	$ 0.25

Basic Number of Shares	5,166,311	5,246,519	5,162,375	5,233,436

Diluted Earnings Per Share	$ 0.49	$ 0.48	$ 0.25	$ 0.24

Diluted Number of Shares	5,235,250	5,343,248	5,231,3114	5,330,165

Notes to Consolidated Financial Statements

(Unaudited)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2007, these commitments included: standby letters of credit of $3.85 million; equity lines of credit of $10.00 million; credit card lines of credit of $4.59 million; commercial real estate, construction and land development commitments of $8.01 million; and other unused commitments to fund interest earning assets of $41.07 million.

During the first half of 2007, the Company entered into a contract for the construction of a branch bank in South Knoxville, Tennessee. The branch bank is expected to be completed and opened in the fall of 2007. The estimated cost of this contract is $730 thousand.

Also, during the first half of 2007, the Company signed a contract to purchase a lot in Boone, North Carolina for future branch expansion. The closing on the lot is scheduled for July 2007. The purchase price of the lot is $785,000.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FASB 158 is not expected to have a material effect on the Company’s financial statements.

In October 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance to registrants in evaluating and quantifying financial statement misstatement. SAB 108 is effective for the Company for fiscal years ending after November 15, 2006, either by restating previously issued financial statements or by adjusting retained earnings as of the beginning of fiscal 2006. The implementation of the guidance in SAB 108 has not had a material impact on the Company’s financial statements.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Highlands Union Insurance Services and Highlands Union Financial Services, which are subsidiaries of the Bank, generate fee income by providing insurance and financial service products to its clients.

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

Results of Operations

Results of operations for the three-month and six-month periods ended June 30, 2007 reflected net income of $1.32 million and $2.55 million, respectively. The second quarter of 2007 resulted in an increase in earnings of 2.24% over the second quarter of 2006. For the six month period ending June 30, 2007, the Company earned $30 thousand less than the corresponding period in 2006. Over the past 24 months, as the Federal Reserve has increased short-term rates, the Company has had a significant portion of its interest earning assets re-price due to the fact that they were adjustable rate instruments. The repricing of the Bank’s interest earning assets has helped to offset the increase in interest expense as the Company’s interest bearing liabilities have also been re-pricing at higher rates. Total interest income for the three and six months ended June 30, 2007 was $1.00 million and $2.40 million, respectively, more than the comparable 2006 periods due to new loan and investment securities volume being booked at higher rates and existing adjustable rate loans and investment securities re-pricing at higher rates. The Company’s total interest expense increased by $837 thousand for the three months and $1.98 million for the six months over the same periods due to new interest-bearing deposits being recorded at higher rates and existing interest-bearing deposits re-pricing higher as they mature or re-price. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits and loans.

During the first three and six months of 2007, the Company’s non-interest income decreased by $41 thousand and $142 thousand, respectively, over the corresponding periods for 2006. Service charges on deposit accounts decreased by $170 thousand for the three-month period and $337 thousand for the six-month period primarily due to the implementation of a new overdraft privilege program that was launched in the fourth quarter of 2005. The new program resulted in fewer fees being assessed and collected in the first half of 2007 as compared to 2006. Non-interest expense for the three and six-month periods ended June 30, 2007 increased $319 thousand and $671 thousand, respectively, over the comparable periods in 2006. The majority of this increase was related to salaries and employees benefits which increased $192 thousand for the three month period and $439 thousand for the six month period over the comparable periods in 2006. Additional branch staffing was added in the Company’s North Carolina and Tennessee markets.

Operating results of the Company when measured as a percentage of average equity reveals a slight decrease in return on average equity to 11.14% for the six-month period ended June 30, 2007 from 12.19% for the corresponding period in 2006. Return on average assets for the six months ended June 30, 2007 was 0.80% compared to 0.85% for the six months ended June 30, 2006. Net interest income for the three-month and six-month periods ended June 30, 2007 increased 3.51% and 4.61%, respectively, or $163 thousand and $420 thousand as compared to the corresponding 2006 periods. Average interest-earning assets increased $23.02 million from the six-month period ended June 30, 2006 to the current six-month period while average interest-bearing liabilities increased $33.65 million over the same period. The tax-equivalent yield on average interest-earning assets was 7.03% for the six-month period ended June 30, 2007 representing an increase of 58 basis points over the yield of 6.45% for the same period in 2006. The yield on average interest-bearing liabilities increased 53 basis points to 4.10% for the six month period ended June 30, 2007 as compared to 3.57% for the same period in 2006.

The provision for loan losses for the three-month and six-month periods ended June 30, 2007 totaled $143 thousand and $333 thousand, respectively, a $185 thousand and $251 thousand decrease over the corresponding periods in 2006. These decreases in the provision for loan losses are primarily due to minimal loan growth and net charge-offs being significantly less than in 2006. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first half of 2007 were $336 thousand compared with $478 thousand for the first half of 2006. Year–to–date net charge-offs were 0.08% and 0.11% of total loans for the periods ended June 30, 2007 and June 30, 2006, respectively. Loan loss reserves increased 2.19% to $4.56 million at June 30, 2007 from the amount at June 30, 2006. The Company’s allowance for loan loss reserves at June 30, 2007 decreased to 1.04% of total loans versus 1.05% at June 30, 2006. At December 31, 2006, the allowance for loan loss reserve as a percentage of total loans was also 1.04%.

Financial Position

Total loans increased from $423.41 million at June 30, 2006 to $439.59 million at June 30, 2007. The majority of the Company’s loan growth for the first six months of 2007 has primarily been in real estate secured loans. The majority of the Company’s recent loan growth has been from its North Carolina and Tennessee markets due to increased commercial activity. During this same time period, loan volumes have slightly decreased in the Company’s Virginia market areas due to increased competition from banks, credit unions and other lending sources. The Company has seen over the last couple of years greater loan demand for commercial real estate and construction lending as opposed to consumer and single family residential lending. During the six-month period ended June 30, 2007, total loans increased $1.99 million. The loan to deposit ratio increased from 86.32% at June 30, 2006 to 86.69% at June 30, 2007. The loan to deposit ratio at December 31, 2006 was 87.50%. The increase in the loan to deposit ratio over the last twelve months is due to the increased competition for deposits in the Company’s market areas. Deposits at June 30, 2007 have increased $6.95 million since December 31, 2006 and $16.54 million since June 30, 2006. Consumers have only gradually started investing again in the CD market as rates have risen over the past year.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $7.82 million or 1.78% of total loans at June 30, 2007 compared with $5.37 million or 1.23% of total loans at December 31, 2006 and $5.10 million or 1.21% of total loans at June 30, 2006.

Investment securities and other investments totaled $146.53 million (market value) at June 30, 2007, which reflects an increase of $3.58 million or 2.50% from the December 31, 2006 total of $142.95 million. The majority of the Company’s investment purchases during the six-month period were tax-exempt municipals and callable agency securities. Investment securities available for sale and other investments at June 30, 2007 are comprised of mortgage backed securities (28.15% of the total securities portfolio), municipal issues (44.12%), collateralized mortgage obligations (CMO’s) (0.28%), corporate bonds (9.11%), SBA backed securities (0.08%), U. S. government agencies (11.12%), and equity securities (3.69%). The Company’s entire securities portfolio is classified as available for sale at both June 30, 2007 and 2006. Other investments (carrying value of $5.06 million and 3.45% of the total securities portfolio) include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Bankers’ Bank and Community Bankers’ Bank stock. These investments are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In 2002, the Bank purchased $7.4 million of Bank- Owned Life Insurance covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies are being used to offset future employee benefit costs. The Bank also purchased another $2.5 million of Bank-Owned Life Insurance on April 2, 2007.

In 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will continue to generate on-going non-interest income for the Bank.

In 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. The Bank’s equity investment was $250,000 for two units of ownership. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. At the time of the Bank’s investment there were 32 owner banks.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $45.60 million at June 30, 2007, representing an increase of $3.15 million or 7.41% over June 30, 2006. Total stockholders’ equity at December 31, 2006 was $45.71 million. The decrease in stockholders’ equity from December 31, 2006 to June 30, 2007 is due to the decrease in market value of the Bank’s available for sale securities portfolio during this period that is reflected in Accumulated Other Comprehensive Income (Loss).

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($17.64 million at June 30, 2007) and unrestricted investment securities available for sale ($126.87 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.   Risk Factors

There have been no material changes to the risk factors that were disclosed in the 2006 Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
Apr. 1, 2007 – Apr. 30, 2007	2,800	$16.50	2,800	116,256
May 1, 2007 – May 31, 2007	5,901	$ 16.50	5,901	110,355
June 1, 2007 – June 30, 2007	2,865	$16.50	2,865	107,490
Total	11,566	$16.50	11,566

(1) On December 13, 2006, the Company’s board of directors approved a stock repurchase program to purchase over the next 12 months up to 151,515 shares of its outstanding common stock (the “Program”). The Company has allocated $2.5 million to the Program and anticipates funding for the Program to come from available corporate funds. The Program replaces a prior authorization to repurchase shares of common stock that expired on December 13, 2006. The Company currently has 5,164,372 shares of common stock outstanding.

Item 3.    Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders was held on May 9, 2007.

(b)	N/A

(c)	The agenda for the 2007 Annual Meeting of Shareholders of Highlands Bankshares, Inc. included one item, the election of nine directors to serve a one-year term.

The following directors were elected to serve a one-year term from the date of the

2007 Annual Meeting of Shareholders:

Director’s Name	Votes For	Votes Withheld

James D. Morefield	3,163,812	0
James D. Moore, Jr.	3,163,812	0
J. Carter Lambert	3,162,718	1,095
Clydes B. Kiser	3,163,812	0
William E. Chaffin	3,163,812	0
William J. Singleton	3,163,812	0
E. Craig Kendrick	3,163,812	0

Charles P. Olinger	3,163,812	0
H. Ramsey White, Jr.	3,163,812	0

(d)	N/A

Item 5.     Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Executive Vice President and Cashier
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
31.4	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.4	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

(Registrant)

Date: August 14, 2007	/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

Chief Executive Officer

Date: August 14, 2007	/s/ James T. Riffe

James T. Riffe

Executive Vice President and Cashier

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Executive Vice President and Cashier
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
31.4	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.4	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.