Form 10-Q
period 2007-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2007-11-14
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

5,124,656 shares of common stock, par value $0.625 per share,

outstanding as of November 14, 2007

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2007

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2007 (Unaudited) and December 31, 2006 (Note 1)	3

Consolidated Statements of Income (Unaudited)
for the Three Months and Nine Months Ended
September 30, 2007 and 2006	4

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended September 30, 2007 and 2006	5

Consolidated Statements of Changes in
Stockholders’ Equity (Unaudited) for the Three Months and
Nine Months Ended September 30, 2007 and 2006	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-11

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	11-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16-17

Item 4. Controls and Procedures	17 -18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of
Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits.	20

SIGNATURES	21

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) September 30, 2007	(Note 1) December 31, 2006

Cash and due from banks	$ 15,609	$ 15,147
Federal funds sold	13,793	2,832

Total Cash and Cash Equivalents	29,402	17,979

Investment securities available for sale (amortized cost $141,231 at September 30, 2007, $139,238 at December 31, 2006)	138,779	137,984
Other investments, at cost	5,735	4,969
Loans, net of allowance for loan losses of $4,604 at September 30, 2007, $4,565 at December 31, 2006	442,360	433,034
Premises and equipment, net	23,217	19,316
Interest receivable	4,516	4,079
Other assets	17,910	15,288

Total Assets	$ 661,919	$ 632,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 86,474	$ 79,681
Interest bearing	427,255	420,428

Total Deposits	513,729	500,109

Interest, taxes and other liabilities	3,690	4,058
Other short-term borrowings	44,104	35,601
Long-term debt	47,295	40,874
Capital securities	6,300	6,300

Total Other Liabilities	101,389	86,833

Total Liabilities	615,118	586,942

STOCKHOLDERS’ EQUITY

Common stock (5,148 and 5,187 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	3,217	3,242
Additional paid-in capital	7,319	7,026
Retained earnings	37,884	36,267
Accumulated other comprehensive income	(1,619)	(828)

Total Stockholders’ Equity	46,801	45,707

Total Liabilities and Stockholders’ Equity	$ 661,919	$ 632,649

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
INTEREST INCOME
Loans receivable and fees on loans	$ 8,199	$ 7,844	$ 24,526	$ 22,253
Securities available for sale:
Taxable	952	804	2,782	2,425
Exempt from taxable income	774	740	2,287	2,139
Other investment income	77	111	220	269
Federal funds sold	29	28	257	84

Total Interest Income	10,031	9,527	30,072	27,170

INTEREST EXPENSE
Deposits	4,238	3,733	12,614	10,413
Federal funds purchased	87	35	92	118
Other borrowed funds	1,133	1,082	3,253	2,842

Total Interest Expense	5,458	4,850	15,959	13,373

Net Interest Income	4,573	4,677	14,113	13,797

Provision for Loan Losses	93	317	426	901

Net Interest Income after Provision for Loan Losses	4,480	4,360	13,687	12,896

NON-INTEREST INCOME
Securities gains, net	35	--	35	23
Service charges on deposit accounts	591	676	1,740	2,162
Other service charges, commissions and fees	360	314	1,020	859
Other operating income	215	255	605	542

Total Non-Interest Income	1,201	1,245	3,400	3,586

NON-INTEREST EXPENSE
Salaries and employee benefits	2,466	2,297	7,281	6,673
Occupancy expense of bank premises	234	235	730	670
Furniture and equipment expense	350	365	1,134	1,157
Other operating expense	1,235	1,099	3,516	3,201

Total Non-Interest Expense	4,285	3,996	12,661	11,701

Income Before Income Taxes	1,396	1,609	4,426	4,781

Income Tax Expense	180	278	657	867

Net Income	$ 1,216	$ 1,331	$ 3,769	$ 3,914

Basic Earnings Per Common Share – Weighted Average	$ 0.24	$ 0.26	$ 0.73	$ 0.75

Earnings Per Common Share – Assuming Dilution	$ 0.23	$ 0.25	$ 0.72	$ 0.73

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,769	$ 3,914
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	426	901
Depreciation and amortization	938	868
Net realized gains on available-for-sale securities	(35)	(23)
Net amortization on securities	314	398
Amortization of capital issue costs	20	20
Increase in interest receivable	(437)	(429)
Increase in other assets	(2,341)	(1,213)
Increase (decrease) in interest, taxes and other liabilities	(368)	713

Net cash provided by operating activities	2,286	5,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	1,725	7,352
Proceeds from maturities of debt and equity securities	18,869	17,034
Purchase of debt and equity securities	(22,865)	(28,852)
Purchase of other investments	(766)	(411)
Net increase in loans	(9,753)	(22,361)
Premises and equipment expenditures	(4,733)	(2,843)

Net cash used in investing activities	(17,523)	(30,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	10,597	21,711
Net increase (decrease) in demand, savings and time deposits	3,023	(10,692)
Net decrease in federal funds purchased	-	(4,069)
Net increase in short-term borrowings	8,503	17,497
Net increase in long-term debt	6,421	2,429
Cash dividends paid	(1,032)	(787)
Proceeds from exercise of common stock options	312	222
Repurchase of common stock	(1,164)	(1,445)

Net cash provided by financing activities	26,660	24,866

Net increase (decrease) in cash and cash equivalents	11,423	(66)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	17,979	16,741

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 29,402	$ 16,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$ 15,859	$ 12,443
Income taxes	$ 1,165	$ 1,149

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2006	5,227	$ 3,267	$ 6,839	$ 34,587	$ (2,237)	$ 42,456

Comprehensive income (loss):
Net income	-	-	-	1,331	-	1,331
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $586	-	-	-	-	1,138	1,138

Total comprehensive income (loss)	-	-	-	-	-	2,469

Common stock issued for stock options exercised, net	12	8	157	-	-	165
Common stock repurchased	(25)	(15)	-	(411)	-	(426)

Balance, September 30, 2006	5,214	$ 3,260	$ 6,996	$ 35,507	$ (1,099)	$ 44,664

Balance, June 30, 2007	5,171	$ 3,232	$ 7,273	$ 37,089	$ (1,993)	$ 45,601

Comprehensive income (loss):
Net income	-	-	-	1,216	-	1,216
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $205	-	-	-	-	397	397
Less: reclassification adjustment, net of deferred income tax expense of $12	-	-	-	-	(23)	(23)

Total comprehensive income (loss)	-	-	-	-	-	1,590

Common stock issued for stock options exercised, net	3	2	46	-	-	48
Common stock repurchased	(26)	(17)	-	(421)	-	(438)

Balance, September 30, 2007	5,148	$ 3,217	$ 7,319	$ 37,884	$ (1,619)	$ 46,801

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2005	5,281	$ 3,300	$ 6,788	$ 33,771	$ (1,727)	$ 42,132

Comprehensive income (loss):
Net income	-	-	-	3,914	-	3,914
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $331	-	-	-	-	643	643
Less: reclassification adjustment, net of deferred income tax expense of $8	-	-	-	-	(15)	(15)

Total comprehensive income (loss)	-	-	-	-	-	4,542

Common stock issued for stock options exercised, net	21	14	208	-	-	222
Cash dividend	-	-	-	(787)	-	(787)
Common stock repurchased	(88)	(54)	-	(1,391)	-	(1,445)

Balance, September 30, 2006	5,214	$ 3,260	$ 6,996	$ 35,507	$ (1,099)	$ 44,664

Balance, December 31, 2006	5,187	$ 3,242	$ 7,026	$ 36,267	$ (828)	$ 45,707

Comprehensive income (loss):
Net income	-	-	-	3,769	-	3,769
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $395	-	-	-	-	(768)	(768)
Less: reclassification adjustment, net of deferred income tax expense of $12	-	-	-	-	(23)	(23)

Total comprehensive income (loss)	-	-	-	-	-	(791)

Common stock issued for stock options exercised, net	31	19	293	-	-	312
Cash dividend	-	-	-	(1,032)	-	(1,032)
Common stock repurchased	(70)	(44)	-	(1,120)	-	(1,164)

Balance, September 30, 2007	5,148	$ 3,217	$ 7,319	$ 37,884	$ (1,619)	$ 46,801

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2006 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2006 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 is as follows (in thousands):

	2007	2006

Balance, January 1	$ 4,565	$ 4,359
Provision	426	901
Recoveries	175	121
Charge-offs	(562)	(835)

Balance, September 30	$ 4,604	$ 4,546

Note 3 - Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows (in thousands):

	2007	2006

Tax expense at statutory rate	$ 1,505	$ 1,626
Increase (reduction) in taxes from:
Tax-exempt interest	(777)	(727)
Other, net	(71)	(32)

Provision for income taxes	$ 657	$ 867

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of specified minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at September 30, 2007.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	10.74%	11.75%	7.60%

Highlands Bankshares, Inc.	11.62%	12.62%	8.25%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of trust preferred debt securities on January 23, 1998. These trust preferred debt securities were issued by Highlands Capital Trust, a wholly owned subsidiary of the Company at a price per share of $25.00. These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company’s discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these securities. The shares were repurchased in April 2003 at a price of $26.15 per share, which is equal to the 2008 call price. For future regulatory capital purposes, this $1.2 million par value of trust preferred securities will not be eligible to be included in Tier 1 or Tier 2 capital of the Company. As a result, $6.3 million par value of trust preferred securities are outstanding and remain eligible to be included in Tier 1 or Tier 2 capital of the Company.

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the nine and three months ended September 30, 2007 and 2006.

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2007	2006	2007	2006

Basic Earnings Per Share	$ 0.73	$ 0.75	$ 0.24	$ 0.26

Basic Average Number of Shares	5,164,612	5,236,158	5,161,268	5,215,775

Diluted Earnings Per Share	$ 0.72	$ 0.73	$ 0.23	$ 0.25

Diluted Average Number of Shares	5,233,687	5,332,256	5,230,343	5,311,872

Note 7– Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2007, these commitments included: standby letters of credit of $3.86 million; equity lines of credit of $9.74 million; credit card lines of credit of $4.55 million; commercial real estate, construction and land development commitments of $5.86 million; and other unused commitments to fund interest earning assets of $42.46 million.

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

Nationally, industry concerns over asset quality have increased due in large part to issues related to subprime mortgage lending, declining real estate activity and general economic concerns. The Company has not been negatively affected to date by the deterioration of credit quality in the sub-prime mortgage sector, has virtually no sub-prime exposure and has not detected any spillover effects of the sub-prime crisis into other credit sectors. The Company continues to monitor real estate and commercial exposures on a monthly basis in order to address any problems in the earliest stages. While the Company has experienced reduced consumer real estate activity, the markets in which the Company operates remain stable and there has been no significant deterioration in the quality of the Company’s loan portfolio. Management will continue to monitor delinquencies, risk rating changes, charge-offs and other indicators of risk in the Company’s portfolio.

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

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2007 reflected net income of $1.22 million and $3.77 million, respectively. The third quarter of 2007 resulted in a decrease in earnings of 8.64% over the third quarter of 2006. For the nine month period ended September 30, 2007, the Company earned $145 thousand less than the corresponding period in 2006. Over the past 24 months, as the Federal Reserve has increased short-term rates, the Company has had a significant portion of its interest earning assets re-price due to the fact that they were adjustable rate instruments. The re-pricing of the Bank’s interest earning assets has helped to offset the increase in interest expense as the Company’s interest bearing liabilities have also been re-pricing at higher rates. On September 18, 2007, the Federal Open Market Committee decreased the federal funds rate by 50 basis points which resulted in a 50 basis point decline in the prime rate. This was the first rate decrease approved since June of 2003.This decrease in the prime rate will have a negative impact to the Company’s net interest margin as adjustable rate loans tied to the prime rate will reprice downwards immediately and new adjustable rate loans closed that are tied to prime rate will be booked at lower interest rates. The Company’s primary source of funding, certificates of deposit, will reprice at a slower rate based on their maturity date.

In order to help relieve the pressure of higher cost certificate of deposit funding, the Company borrowed $15 million from the Federal Home Loan Bank during the third quarter of 2007 to support its loan funding. Total interest income for the three and nine months ended September 30, 2007 was $504 thousand and $2.90 million, respectively, more than the comparable 2006 periods due to new loan and investment securities volume being booked at higher rates and existing adjustable rate loans and investment securities re-pricing at higher rates. The Company’s total interest expense increased by $608 thousand for the three months and $2.59 million for the nine months over the same periods due to new interest-bearing deposits being recorded at higher rates and existing interest-bearing deposits re-pricing higher as they mature or re-price. Net interest income for the three-month period ended September 30, 2007 decreased 2.22% or $104 thousand compared to the three month period ended September 30, 2006. Net interest income for the nine month period ended September 30, 2007 increased 2.29% or $316 thousand compared to the nine month period ended September 30, 2006. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits and loans.

During the three and nine months ended September 30, 2007, the Company’s non-interest income decreased by $44 thousand and $186 thousand, respectively, from the corresponding periods for 2006. Service charges on deposit accounts decreased by $85 thousand for the three-month period and $422 thousand for the nine-month period primarily due to the implementation of a new overdraft privilege program that was launched in the fourth quarter of 2005. The new program resulted in fewer fees being assessed and collected in the first three quarters of 2007 as compared to 2006. Non-interest expense for the three and nine-month periods ended September 30, 2007 increased $289 thousand and $960 thousand, respectively, from the comparable periods in 2006. The majority of this increase was related to salaries and employees benefits which increased $169 thousand for the three month period and $608 thousand for the nine month period from the comparable periods in 2006. Additional branch staffing was added in the Company’s North Carolina and Tennessee markets.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 10.93% for the nine-month period ended September 30, 2007 from 12.19% for the corresponding period in 2006. Return on average assets for the nine months ended September 30, 2007 was 0.78% compared to 0.85% for the nine months ended September 30, 2006. Average interest-earning assets increased $23.78 million from the nine month period ended September 30, 2006 to the current nine-month period while average interest-bearing liabilities increased $28.97 million from the same period. The tax-equivalent yield on average interest-earning assets was 7.02% for the nine-month period ended September 30, 2007 representing an increase of 67 basis points from the yield of 6.35% for the same period in 2006. The yield on average interest-bearing liabilities also increased 67 basis points to

4.15% for the nine month period ended September 30, 2007 as compared to 3.48% for the same period in 2006.

The provision for loan losses for the three-month and nine-month periods ended September 30, 2007 totaled $93 thousand and $426 thousand, respectively, a $224 thousand and $475 thousand decrease from the corresponding periods in 2006. These decreases in the provision for loan losses are primarily due to minimal loan growth and net charge-offs being significantly less than in 2006. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the nine months ended September 30, 2007 were $387 thousand compared with $714 thousand for the same period in 2006. Year–to–date net charge-offs were 0.09% and 0.16% of total loans for the periods ended September 30, 2007 and September 30, 2006, respectively. Loan loss reserves increased 1.28% to $4.60 million at September 30, 2007 from the amount at September 30, 2006. The Company’s allowance for loan loss reserves at September 30, 2007 decreased to 1.03% of total loans versus 1.05% at September 30, 2006. At December 31, 2006, the allowance for loan loss reserve as a percentage of total loans was 1.04%.

Financial Position

Total loans increased from $433.28 million at September 30, 2006 to $446.96 million at September 30, 2007. The majority of the Company’s loan growth for the first nine months of 2007 has primarily been in real estate secured loans. The majority of the Company’s recent loan growth has been from its North Carolina and Tennessee markets due to increased commercial and residential activity. During this same time period, loan volumes have slightly decreased in the Company’s Virginia market areas due to increased competition from banks, credit unions and other lending sources. Over the last couple of years the Company has seen greater loan demand for commercial real estate and construction lending as opposed to consumer and single family residential lending. During the nine-month period ended September 30, 2007, total loans increased $9.37 million. The loan to deposit ratio slightly decreased from 87.02% at September 30, 2006 to 87.00% at September 30, 2007. The loan to deposit ratio at December 31, 2006 was 87.50%. Deposits at September 30, 2007 have increased $13.62 million since December 31, 2006 and $15.80 million since September 30, 2006. Core deposit growth continues to be a challenge to financial institutions nationally. The Company currently has $91.5 million of outstanding FHLB borrowings. Due to the highly competitive deposit environment, management is continually looking at alternative funding sources in an effort to lower the Company’s cost of funding.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $9.23 million or 2.06% of total loans at September 30, 2007 compared with $5.37 million or 1.23% of total loans at December 31, 2006 and $5.68 million or 1.31% of total loans at September 30, 2006. The majority of the increase in non-performing assets from the prior year and nine-month period was related to a $4.07 million commercial real estate loan that was placed in non-accrual status during the third quarter of 2007. This customer is currently being processed for collections on real estate and other collateral. Management believes that the underlying value of the collateral is sufficient to cover the balance of this loan. However, in the event the collateral value is underestimated or deteriorates, a sufficient amount of loan loss reserve has been allocated to this loan to cover any potential future losses. The following table shows the composition of non-performing assets for the referenced dates.

	September 30, 2007	December 31, 2006	September 30, 2006

Non-accrual loans	$6,222	$2,696	$3,515
Loans past due > 90 days	1,655	705	526
Other real estate owned	856	1,924	1,608
Repossessions	498	46	58

Investment securities and other investments totaled $144.51 million (market value) at September 30, 2007, which reflects an increase of $1.56 million or 1.09% from the December 31, 2006 total of $142.95 million. The majority of the Company’s investment purchases during the nine-month period were tax-exempt municipals and callable agency securities. Investment securities available for sale and other investments at September 30, 2007 are comprised of mortgage backed securities (26.12% of the total securities portfolio), municipal issues (43.57%), collateralized mortgage obligations (CMO’s) (0.25%), corporate bonds (8.91%), SBA backed securities (0.08%), U. S. government agencies (13.47%), and equity securities (3.63%). The Company’s entire securities portfolio is classified as available for sale at both September 30, 2007 and 2006. Other investments (carrying value of $5.73 million and 3.97% of the total securities portfolio) include the Bank’s holdings of Federal Reserve stock, Federal Home Loan Bank stock, Bankers’ Bank stock and Community Bankers’ Bank stock. These investments are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

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

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $46.80 million at September 30, 2007, representing an increase of $2.14 million or 4.78% from September 30, 2006. Total stockholders’ equity at December 31, 2006 was $45.71 million.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($29.40 million at September 30, 2007) and unrestricted investment securities available for sale ($70.78 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk (IRR) and Asset Liability Management

The Company's profitability is dependent to a large extent upon its net interest income (NII), which is the difference between its interest income on interest-bearing assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets re-price differently than its interest-bearing liabilities. The Company manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies for management of interest rate risk (IRR) on the lending side of the balance sheet have included the use of ballooning fixed rate loans and maintaining a significant level of 1, 3 and 5-year adjustable rate mortgages. On the investment side, the Company maintains a significant portion of its portfolio in adjustable rate securities. These strategies help to reduce the average maturity of the Company's interest-earning assets.

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

The Company increased its amount of long term borrowings with the Federal Home Loan Bank during 2007. Conversely, the Company began offering a special 7-month CD product as a result of increased competition and to provide an option to those customers who prefer a shorter term maturity.

The Company has seen significant increases in its commercial real estate lending. The increase in this loan category has been primarily in adjustable rate mortgages and fixed rate balloon instruments. Management also maintains a favorable fixed versus variable asset mix by the blend of securities purchased. Over the last several months, these purchases have provided the Bank with both an acceptable level of return and a satisfactory interest rate risk position.

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2007 – July 31, 2007	7,011	$16.50	7,011	100,479
Aug. 1, 2007 – Aug. 31, 2007	7,218	$16.50	7,218	93,261
Sept. 1, 2007 – Sept. 30, 2007	12,406	$16.50	12,406	80,855
Total	26,635	$16.50	26,635

(1) On December 13, 2006, the Company’s board of directors approved a stock repurchase program to purchase over the next 12 months up to 151,515 shares of its outstanding common stock (the “Program”). The Company has allocated $2.5 million to the Program and anticipates funding for the Program to come from available corporate funds. The Program replaces a prior authorization to repurchase shares of common stock that expired on December 13, 2006. The Company currently has 5,124,656 shares of common stock outstanding.

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

HIGHLANDS BANKSHARES, INC.

(Registrant)

Date: November 14, 2007

/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and

Chief Executive Officer

Date: November 14, 2007	/s/ James T. Riffe
James T. Riffe
Executive Vice President and Cashier

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Executive Vice President and Cashier
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
31.4	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.4	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.