Form 10-K
period 2007-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2008-03-31
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $0.625 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $65,309,389.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 12, 2008, there were 5,053,482 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Financial Statements – Part II

Proxy Statement for the 2008 Annual Meeting of Shareholders—Part III

Part I.

Item I. Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Bank Holding Company Act (BHCA). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2007: the Bank, which was formed in 1985, and Highlands Capital Trust I (HCTI), a statutory business trust (the “Trust”) which was formed in 1998.

Highlands Union Bank

The Bank is a Virginia state chartered bank that was incorporated in 1985. The Bank operates a full-service banking business from its headquarters in Abingdon, Virginia, and its twelve area full service branch offices. The Bank offers general retail and commercial banking services to individuals, businesses and local government unit customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer, credit card and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks and savings bond sales; and providing other miscellaneous services normally offered by commercial banks. The Bank makes loans in all major loan categories, including commercial, commercial and residential real estate, construction and consumer loans. The Bank has two wholly owned subsidiaries, Highlands Union Insurance Services, Inc. (HUIS), which was formed in 1999, and Highlands Union Financial Services, Inc. (HUFS), which was formed in 2001. At December 31, 2007, the Bank had total assets of $657.79 million. Total deposits at this date were $517.59 million. The Bank’s net income for 2007 was $5.38 million which produced a return on average assets of 0.83% and a return on average stockholders' equity of 11.35%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2007, had purchased eight full service insurance agencies across the state of Virginia. HUIS is used to sell insurance services through Bankers’ Insurance, LLC. The number of owner banks involved with Bankers’ Insurance, LLC was forty-two as of December 31, 2007.

Highlands Union Financial Services, Inc.

The Bank operated a financial services department for the purpose of brokering various investment vehicles until January 2, 2001. At that time, Highlands Union Financial Services, Inc., a wholly-owned subsidiary of the Bank, was created to convert that department into a separate legal entity in order to transact financial services in all of the Bank’s market areas. HUFS was formed in order for the Bank to continue to offer third-party mutual funds, annuities and other financial services to its customers in all market areas served. During 2004, changes to the NASD rules required financial services to be operated underneath the bank structure once again. This change occurred August 1, 2004. The only activity running through Highlands Union Financial Services now relates to commissions from the sale of life insurance

In February 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. The Bank’s equity investment was $250,000 for two units of ownership. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. As of December 31, 2007, Bankers’ Investments, LLC was in partnership with 35 owner banks.

Lending Activities

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

Residential Real Estate Loans

Loans secured by residential real estate are originated and held by the Bank. Residential real estate loans carry risks associated with the continued credit–worthiness of the borrower and changes in the value of collateral. The Bank also offers secondary market fixed rate mortgages through multiple sources. These loans and servicing rights are generally sold immediately into the secondary market and fees received are booked into income. These loans must meet certain criteria generally set by the secondary market.

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

Consumer Loans

The Bank routinely makes consumer loans, both secured and unsecured. The credit history, cash flow and character of individual borrowers is evaluated as a part of the credit decision. Loans used to purchase vehicles or other specific personal property and loans associated with real estate are usually secured with a lien on the subject vehicle or property. Negative changes in a customer's financial circumstances due to a large number of factors, such as illness or loss of employment, can place the repayment of a consumer loan at risk. In addition, deterioration in collateral value adds risk to consumer loans.

Sales and Purchases of Loans

The Bank will occasionally buy or sell all or a portion of a loan. The Bank will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan to a single borrower will exceed the Bank's legal lending limit, which is 15 percent of the unimpaired capital and unimpaired surplus of the bank; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the Bank's legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with the Bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by Bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location or in one particular type of loan. The Bank will consider purchasing a participation in a loan from another financial institution if the loan meets all applicable credit quality standards and (i) the Bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

The following table sets forth, for the three fiscal years ended December 31, 2007, 2006 and 2005, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2007	Interest and Fees on Loans	73.03%
December 31, 2006	Interest and Fees on Loans	72.46%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of:

•	all of Washington County, Virginia
•	portions of Smyth County, Virginia
•	the City of Bristol, Virginia
•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee

•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee
•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee,
•	the City of Knoxville, Tennessee and adjacent portions of Knox County, Tennessee
•	the Town of Banner Elk and adjacent portions of Avery County, North Carolina
•	the Town of Boone and adjacent portions of Watauga County, North Carolina
•	the Town of West Jefferson, North Carolina and adjacent portions of Ashe County, North Carolina

The local economy is diverse and is oriented toward retail and service, light manufacturing, higher education and agriculture.

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, manufacturing, trade, and services sectors are the largest industries, in terms of total number of jobs in 2006. The services sector provides the most jobs and contributes 34.9 percent of the total city/county employment. This totals 11,591 employees. The manufacturing and trade industries total 19.3% and 19.1% of all employment. The latest unemployment figures as of September 2007 reflect an unemployment rate of 4.25% for the Bristol/Washington County, Virginia area. Per capita income reported in 2005 was $27,127.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia. The latest unemployment figures reflect an unemployment rate of 4.24% reported as of September 30, 2007. In Smyth County, manufacturing, services, and government are the largest employment industries. Manufacturing is the largest employment industry and makes up 34.2% of all jobs throughout the county, totaling 4,737 individuals. The services and government sectors account for 24.7% and 20.9% of the total jobs, respectively. In Smyth County, Virginia, the entire number of jobs in all industries overall has decreased by 65 total jobs from January 2006.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 3.9% for November 2007.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County. Rogersville’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 4.2% for November 2007. In Hawkins County, manufacturing, and retail trade are the largest sectors, in terms of total employment. Manufacturing is the major employer in the county making up 65.5% percent of all jobs throughout the county, totaling 4,203 employees.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the county include tourism, retail, and service related industries. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures reflect an unemployment rate of 4.3% for November 2007. Sevier County, Tennessee had a population that was estimated at 81,382 for the year 2006. The total population has increased sharply, since its 2000 population of 71,709. This growth represents an increase of 14.3%. The city of Sevierville is currently involved in a $182 million dollar development project that will include both private and public capital improvements. The primary improvement will be a 200,000 square foot Events Center.

Knoxville, Tennessee is located in Knox County, Tennessee. Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee. Knoxville serves as the county seat and is the third largest city in the state of Tennessee. Major employers for the county include manufacturing, retail, entertainment industries, and warehousing and distribution industries. Knox County had a population that was estimated at 404,972 for the year 2006 and Knoxville had an estimated population of 173,890 for the year 2006. Knoxville’s central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina. Watauga County, North Carolina has an estimated population of 43,406 as of July 2006. Watauga County’s three largest employment sectors are private industry, education services and retail trade. The latest unemployment figures reflect an unemployment rate of 4.0% as of June 2007. Watauga County, North Carolina’s largest employer is Appalachian State University. Appalachian State is the sixth largest university in the University of North Carolina system. Employment at Appalachian State University has remained relatively stable over the past three years. Per capita income personal income as of 2005 was $28,323.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina. Avery County, North Carolina had an estimated population of 18,174 as of July 2006. In Avery County, health care and social assistance, retail trade, and the accommodation and food services sectors are the largest industries, in terms of total number of jobs in 2006. The latest unemployment figures reflect an unemployment rate of 5.1% as of June 2007. Per capita income personal income as of 2005 was $25,115.

West Jefferson, North Carolina is located in Ashe County in the northwestern mountains of North Carolina. Ashe County, North Carolina had a population that was estimated at 25,778 as of July 2006. In Ashe County, manufacturing, education and health services, and public administration are the largest employment industries. The latest unemployment figures reflect an unemployment rate of 5.4% as of June 2007. Per capita income personal income as of 2005 was $25,899.

Competition

The banking and financial service business in Virginia, generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete, the Bank relies upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations and extended hours of operation. In addition, the Bank is generally competitive with other financial institutions in its market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts. Deposit market share for each of the Bank’s market areas can be found on the FDIC’s website at www.fdic.gov under the Industry Analysis/Summary of Deposits section.

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

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA) permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by Bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Company Act, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the GLBA permits financial holding companies to directly engage in a broad range of securities and merchant banking activities. The Company has not elected to become a financial holding company.

The Gramm-Leach-Bliley Act has led to important changes in the manner in which financial services are delivered in the United States. Bank holding companies and their subsidiary banks are able to offer a much broader array of financial services; however, there is greater competition in all sectors of the financial services market.

The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the “Commission”) under the Virginia Banking Act. A registered bank holding company must provide the Commission with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The Commission also may require such other information as is necessary to keep itself informed about whether the provisions of Virginia law and the regulations and orders issued under Virginia law by the Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries. The Virginia Banking Act allows bank holding companies located in any state to acquire a Virginia bank or bank holding company if the Virginia bank or bank holding company could acquire a bank holding company in their state and the Virginia bank or bank holding company to be acquired has been in existence and continuously operated for more than two years. The Virginia Banking Act permits bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) implements legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer’s audit committee members and the SOX Act also restricts certain services that the audit firm may perform. In addition, the audit partners must be rotated. The SOX Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the SOX Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (the “CRA”), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch locations. The regulations require banks, including the Bank to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. Management expects that the Bank’s compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase. The Bank received "Satisfactory" CRA ratings in the last examination by bank regulators.

Federal Deposit Insurance Corporation Improvement Act of 1991. The difficulties encountered nationwide by financial institutions from the 1980s through 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) bolsters the deposit insurance fund, tightened bank and thrift regulation and trimmed the scope of federal deposit insurance as summarized below.

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

Prompt corrective action measures adopted in FDICIA impose significant restrictions and requirements on depository institutions that fail to meet their minimum capital requirements. Under Section 38 of the Federal Deposit Insurance Act (the FDI Act), the federal banking regulatory agencies have developed a classification system pursuant to which all depository institutions are placed into one of five categories based on their capital levels and other supervisory criteria: well capitalized, adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized.

The Bank met the requirements at December 31, 2007 to be classified as “well capitalized.” This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

Section 36 of FDICIA significantly affects financial institutions with more than $500 million in total assets. The Bank came under the provisions beginning in January 2004. Effective December 28, 2005, the FDIC lessened the requirements of Part 363 by raising the asset size threshold from $500 million to $1 billion for internal control assessments by management and external auditors. For institutions under $1 billion, management is no longer required to assess and report on the effectiveness of internal control over financial reporting, the external auditors are no longer required to examine and attest to management’s internal control assertions, and only a majority of the outside directors on the audit committee must be independent of management. Section 36 of FDICIA requires insured depository institutions with at least $500 million but less than $1 billion in total assets to file annual reports that must include the following:

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

These amendments provide relief for covered institutions of less than $1 billion in assets only for purposes of this section of Part 363. These covered institutions must continue to fully comply with the remaining provisions of Part 363 including the annual financial statement audit requirement. These amendments do not relieve public companies of their obligations to comply with the SOX Act and the SEC’s rules on internal control reporting and audit committee independence.

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

Deposit Insurance. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. The DIF was created by the merger of the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF) provided for in the Federal Deposit Insurance Reform Act of 2005 (FDIRA), as enacted in February 2006. This legislation also increased coverage for retirement accounts to $250,000 and indexed the insurance levels for inflation, among other changes. In addition, as a result of the FDIRA, the FDIC has adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2007 range from $0.05 to $0.43 per $100 of insured deposits. The FDIRA also provided for a one-time assessment credit, to be allocated among member institutions. The FDIC one-time assessment credit may be used to offset future deposit insurance assessments beginning in 2007.

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

Registrant's Organization and Employment

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2007, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers was paid by the subsidiary bank, including fees paid to its directors. In previous years, stock based compensation, through the form of stock options, is paid/granted through the Company. During 2007, compensation paid to HUFS officers and employees was paid through the Bank. At December 31, 2007, the Bank employed 239 full time equivalent employees at its main office, operations center and branch offices. The Company, HCTI, HUFS and HUIS had no employees at this time.

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

Our businesses are subject to stringent regulation by federal and state governmental and regulatory agencies and self-regulatory organizations. In addition, our customers have a number of complex confidentiality and fiduciary requirements. We have established policies, procedures and systems that are designed to comply with these regulatory and operational risk requirements. However, as a financial services institution, we face complexity and costs related to our compliance efforts. We also face the potential for loss resulting from failed or inadequate internal processes and from external events, which could have a material impact on our results of operations. Adverse publicity and damage to our reputation from the failure or perceived failure to comply with legal, regulatory or capital requirements could affect our ability to attract or maintain customers or maintain access to capital markets, or could result in enforcement actions, fines, penalties and lawsuits. If there is a significant economic downturn in our region, our credit risk could be adversely affected and result in loss.

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

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry

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

The Bank’s ability to pay dividends to the Company is limited by various statutes and regulations. In the event the Bank was unable to pay dividends to the Company, dividends on our common stock which we pay to shareholders could be adversely affected. Failure to pay dividends or a reduction in the dividend rate could have a material adverse effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company’s and the Bank’s headquarters are located at 340 W. Main Street, Abingdon, Virginia. In addition to the Bank's Main Office location, the Bank owns twelve branch offices: one in the Town of Abingdon, Virginia; one in Washington County, Virginia; two in the City of Bristol, Virginia; one in the Town of Glade Spring, Virginia; one in the Town of Marion, Virginia; one in the City of Bristol, Tennessee; one in the Town of Rogersville, Tennessee; one in the Town of Boone, North Carolina; one in the Town of Banner Elk, North Carolina; one in the City of Sevierville, Tennessee; and one in the City of Knoxville, Tennessee. The Bank owns the land and buildings of all of these branch offices as well as the main office for the Company and Bank.

The Bank also owns the land and building used for its Collections, Human Resources, Customer Call Center and IRA Operations in Abingdon, Virginia. The Bank owns a vacant piece of land in Bristol, Tennessee that is being held for a potential future branch site. The Bank leases office space in Abingdon, Virginia for operational purposes, leases office space in West Jefferson, North Carolina for a loan production office and leases office space in Sevierville, Tennessee that was previously used as a loan production office. The Bank now subleases this space.

The Company owns the land and buildings used as the Bank’s Operations Center and Technology House in Abingdon, Virginia. The Company owns the land and vacant building on property adjacent to the Company’s Operations Center in Abingdon, Virginia. The Company owns vacant land adjacent to its Main Branch Office in Abingdon, Virginia. The Company owns approximately 14 acres of vacant land in Abingdon, Virginia for future possible development of a corporate headquarters. The Company also owns an additional lot in Sevierville, Tennessee and an additional lot in Boone, North Carolina (both approximately 1 acre) to for future branching.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividend

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The stock transfer agent of the Company attempts to keep a record of stock sales by asking the parties about the trade price per share. Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2007 and 2006.

Common Stock Performance – December 31, 2007

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$16.50	$15.35	$16.41	$ -

Second Quarter	$16.50	$15.10	$16.29	$ 0.20

Third Quarter	$17.00	$14.50	$16.32	$ -

Fourth Quarter	$17.00	$13.10	$16.74	$ -

Common Stock Performance – December 31, 2006

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$16.84	$15.85	$15.99	$ -

Second Quarter	$16.50	$15.85	$16.38	$ 0.15

Third Quarter	$16.75	$14.75	$16.36	$ -

Fourth Quarter	$20.00	$15.75	$16.51	$ -

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

As of March 12, 2008, the Company had approximately 1,457 shareholders of record.

Issuer Repurchases of Equity Securities

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (in thousands)

Oct. 1, 2007 – Oct. 31, 2007	20,999	$16.75	20,999	59,856
Nov. 1, 2007 – Nov 30, 2007	9,918	$17.00	9,918	49,938
Dec. 1, 2007 – Dec. 31, 2007	16,784	$17.00	16,784	33,154

Total	47,701	$16.89	47,701	33,154

(1)           On December 13, 2006, the Company’s board of directors approved a stock repurchase program to purchase over the next 12 months up to 151,515 shares of its outstanding common stock (the Program). The Company has allocated $2.5 million to the Program and anticipates funding for the Program to come from available corporate funds.

Item 6. Selected Financial Data

The Company and Subsidiaries Selected Consolidated Financial Data: (Refer to the Annual Report of Shareholders for the complete set of the Company’s financial statements)

(Amounts in thousands, except per share data)

		Years Ended December 31,
		2007	2006	2005	2004	2003

	Interest income	$ 40,345	$ 37,012	$ 32,189	$ 29,460	$ 29,463
	Interest expense	21,441	18,491	14,490	12,162	12,877
	Net interest income	18,904	18,521	17,699	17,298	16,586
Selected Income Statement Data	Provision for loan losses	685	1,147	1,155	1,300	2,053
	Non-interest income	4,613	4,828	4,850	4,572	4,652
	Non-interest expense	17,120	15,886	14,998	14,871	13,470
	Income taxes	811	1,108	1,363	1,042	1,195
	Net income	4,901	5,208	5,033	4,657	4,520

	Basic net income	$ 0.95	$ 1.00	$ 0.95	$ 0.88	$ 0.85
	Diluted net income	0.94	0.98	0.94	0.87	0.85
*Per share data	Cash dividends declared	.20	.15	0.075	0.06	0.05
	Book value per share	9.14	8.81	7.98	7.37	6.67

Selected Balance Sheet Data at End of Year	Loans, net	$446,661	$433,034	$407,274	$387,133	$373,534
	Total securities	136,867	142,953	140,284	133,203	124,964
	Total assets	660,794	632,649	599,341	567,060	543,416
	Total deposits	512,747	500,109	486,908	468,657	450,009
	Stockholders’ equity	46,711	45,707	42,132	39,299	35,434

Selected Balance Sheet Daily Averages	Loans, net	$436,758	$418,100	$396,530	$381,178	$355,593
	Total securities	143,989	143,034	130,367	129,611	115,313
	Total assets	647,936	615,354	584,500	556,995	517,497
	Total deposits	507,862	490,288	479,808	459,749	439,330
	Stockholders’ equity	46,213	43,358	40,290	38,895	36,886

	Return on average assets	0.76%	0.85%	0.86%	0.83%	0.87%
Selected Ratios	Return on average equity	10.61%	12.01%	12.43%	12.55%	13.27%
	Dividend payout ratio	21.06%	15.11%	7.94%	6.87%	5.86%
	Average equity to average assets	7.13%	7.05%	6.89%	6.64%	6.59%

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	The ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	The ability to continue to attract low cost core deposits to fund asset growth;
•	Maintaining capital levels adequate to support the Company’s growth;
•	Maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Changes in general economic and business conditions in the Company’s market area;
•	Further deterioration in the housing market;
•	Continued problems related to the national credit crisis;
•	Changes in interest rates and interest rate policies;

•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

Overview

The Company is a bank holding company located in southwest Virginia. It conducts commercial banking operations primarily through its full service banking subsidiary, Highlands Union Bank (the “Bank”). The Bank has two wholly-owned subsidiaries, Highlands Union Financial Services, Inc. and Highlands Union Insurance Services, Inc. These two subsidiaries offer investment and insurance products. Revenues and net income derived from these two sources are not significant at this time. Management characterizes the Bank as a "community bank".

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

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2007 and 2006:

	12/31/07	12/31/06

Return on Average Assets	0.76%	0.85%
Return on Average Equity	10.61%	12.01%
Basic Earnings Per Share	$0.95	$1.00
Fully Diluted Earnings Per Share	$0.94	$0.98
Net Interest Margin (1)	3.43%	3.50%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets.

Growth

The following table shows the Company’s key growth indicators for the years ended December 31, 2007 and 2006:

(dollar amounts in thousands)

	12/31/07	12/31/06

Securities	$131,132	$137,984
Loans, net	$446,661	$433,034
Deposits	$512,747	$500,109
Assets	$660,794	$632,649

Asset Quality

The following table shows the Company’s key asset quality indicators for the years ended December 31, 2007 and 2006:

(dollar amounts in thousands)
	12/31/07	12/31/06

Non- accrual loans	$7,849	$2,696
Loans past due over 90 days	268	704
Other real estate owned	617	1,924
Allowance for loan losses to total loans	1.03%	1.04%
Net charge-off ratio	0.14%	0.22%

For further information see the discussion under "Provision and Allowances for Loan Losses".

Results of Operations

Net Interest Income

(dollar amounts in thousands)

2007 versus 2006

Net interest income for 2007 was $18,904 or an increase of $383 over 2006. During 2007 interest income increased $3,333. This was a result of both existing interest earning assets re-pricing at higher rates and new loans made and securities purchased at higher rates. Interest-bearing liabilities also re-priced upward, causing an increase in interest expense of $2,950. During the latter part of 2007, the Federal Reserve Board began lowering interest rates due to recessionary fears and the current economic weaknesses. The net result of these events was a slight decrease in the Company’s net interest margin to 3.43% in 2007 from 3.50% in 2006. The Company has also made a concerted effort to lock in longer term funding by increasing its long term funding from the Federal Home Loan Bank. During 2007, the Company increased its net funding from the FHLB by $15,000. The continued competition for deposits in the Company’s market areas has not only slowed deposit growth but has also significantly increased the weighted yields paid for such deposits. The current trend is the result of short-term interest rates rising after an unusually long period of low interest rates. The flat and/or slightly inverted yield curve during the majority of 2007 has also impacted the Company’s ability to attract longer term deposits. The tax equivalent yield on earning assets for 2007 was 7.03%, increasing 30 basis points during the year. During the same period, the yield on interest bearing liabilities was 4.16%, which was an increase of increase of 37 basis points. The Company will continue to look for alternative funding sources in an effort to reduce its cost of funds.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2007			2006
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount )(1)	$441,308	$ 32,832	7.44%	$422,505	$ 30,319	7.18%
Securities (2)(3)	148,500	7,175	5.89	146,390	6,540	5.48
Federal funds sold	6,521	338	5.18	3,049	153	5.02
Total interest-earning assets	$596,329	$ 40,345	7.03%	$571,945	$ 37,012	6.73%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$426,116	$ 16,886	3.96%	$410,749	$ 14,429	3.51%
Other interest bearing liabilities	88,694	4,555	5.14	77,771	4,062	5.22
Total interest-bearing liabilities	$514,810	$ 21,441	4.16%	$488,520	$ 18,491	3.79%
Net interest income		$ 18,904			$ 18,521
Net margin on interest earning assets on a tax equivalent basis			3.43%			3.50%
Average interest spread			2.87%			2.94%

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

Increase/(Decrease) Due to Volume and Rate

	2007 Compared to 2006
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$ 125	$ 510	$ 635
Federal funds sold	179	6	185
Loans	1,399	1,114	2,513
Total Income Change	$ 1,703	$ 1,630	$ 3,333
INTEREST EXPENSE Savings and time deposits	$ 609	$ 1,848	$ 2,457
Other interest-bearing liabilities	561	(68)	493
Total Expense Change	$ 1,170	$ 1,780	$ 2,950
Increase (Decrease) in Net Interest Income	$ 533	$ (151)	$ 383

Non-interest Income

(dollar amounts in thousands)

2007 versus 2006

Non-interest income for 2007 was $4,613. Service charges on deposit accounts (primarily NSF fees) decreased $436 as compared to 2006. The number of checks processed continues to decline as the number of electronic transactions increases. Merchant and debit card fee income increased by $139 over 2006 due to increases in merchant fees and visa check card interchange fees. The use of debit cards continued to increase significantly over the prior period.

Income received during 2007 from the Company’s investment in Virginia Title Company, LLC totaled $162. During 2007, the Bank purchased an additional $2.5 million in Bank Owned Life Insurance covering selected officers. Earnings related to its investment in Bank Owned Life Insurance totaled $483 or an increase of $112 as compared to 2006.

Net securities gains totaled $80 compared to $99 in 2006.

Non-interest Expense

(dollar amounts in thousands)

2007 versus 2006

Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses and other operating expenses. Non-interest expense for 2007 was $17,120, an increase of $1,234 over 2006. The increase is primarily attributable to the continued growth of the Company that was achieved during 2007. Salaries and employee benefits increased by 8.94% or $811 primarily due to the Company opening a new branch in Knoxville, TN during 2007 as well as a full year of personnel cost for its new branch opened in Sevierville, TN in August of 2006. Recent technology enhancements however have allowed the bank to leverage its existing personnel base to help minimize overall increases in personnel costs.

Income Taxes

(dollar amounts in thousands)

2007 vs. 2006

Income tax expense for 2007 decreased $297 when compared to 2006 primarily due to the decrease in pretax income and the increase in tax exempt income. Interest income from tax exempt municipal bonds and earnings related to the Company’s investment in BOLI are the primary assets with tax exempt income.

Provision and Allowance for Loan Losses

(dollar amounts in thousands)

2007 vs. 2006

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

The internal credit review department as well as management has determined that the Company's allowance for loan losses is sufficient. Loans past due ninety days or more and still accruing were $268 at December 31, 2007, compared to $704 at December 31, 2006. Net charge-offs to total loans decreased from 0.22% in 2006 to 0.14% in 2007. This was in large part due to the changes implemented in 2004 related to credit scoring, underwriting, analysis and review.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2007	2006	2005	2004	2003
Allowance for loan losses at beginning of year	$ 4,565	$ 4,359	$ 4,181	$ 4,274	$ 3,877
Loans charged off:
Commercial	47	206	131	219	299
Real Estate – mortgage	99	58	205	192	270
Consumer	444	539	791	1,089	1,211
Other	242	277	0	0	0
Total	$ 832	$ 1,080	$ 1,127	$ 1,500	$ 1,780
Recoveries of loans previously charged off:
Commercial	$ 36	$ 14	$ 17	$ 2	$ 8
Real Estate – mortgage	54	10	10	1	0
Consumer	121	115	123	104	116
Other	1	0	0	0	0
Total	$ 212	$ 139	$ 150	$ 107	$ 124

Net loans charged off	$ 620	$ 941	$ 977	$ 1,393	$ 1,656

Provision for loan losses	685	1,147	1,155	1,300	2,053
Allowance for loan losses end of year	$ 4,630	$ 4,565	$ 4,359	$ 4,181	$ 4,274
Average total loans (net of unearned income)	$ 441,308	$ 422,525	$ 400,759	$ 385,434	$ 359,187
Total loans (net of unearned income) at year-end	$ 451,291	$ 437,599	$ 411,633	$ 391,314	$ 377,808
Ratio of net charge-offs to average loans	0.140%	0.223%	0.244%	0.361%	0.461%
Ratio of provision for loan losses to average loan	0.155%	0.271%	0.288%	0.337%	0.572%
Ratio of provision for loan losses to net charge-off	110.484%	121.892%	118.219%	123.973%	123.973%
Allowance for loan losses to year-end loans	1.026%	1.043%	1.059%	1.068%	1.131%

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

The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/or principal payments. The following table presents non-performing assets at December 31.

	2007	2006	2005	2004	2003
(Amounts in thousands)

Non-performing loans	$ 8,117	$ 3,400	$ 4,201	$ 4,653	$ 4,521

Non-accrual loans	$ 7,849	$ 2,696	$ 2,920	$ 3,902	$ 3,723

Loans past-due 90 days and more and still accruing	$ 268	$ 704	$ 1,281	$ 661	$ 802

Interest income lost on non-accruing loans	$ 333	$ 234	$ 227	$ 237	$ 235

The majority of the increase in non-performing assets during 2007 from the prior year was related to a $4.07 million commercial real estate loan that was placed in non-accrual status during the third quarter of 2007. This customer is currently being processed for collections on real estate and other collateral. Management believes that the underlying value of the collateral is sufficient to cover the balance of this loan. However, in the event the collateral value is underestimated or deteriorates a sufficient amount of loan loss reserve has been allocated to this loan to cover any potential future losses.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2007, 2006, 2005, 2004 and 2003.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2007(1)			2006(1)			2005(1)
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Commercial	$ 1,005	21.71%	9.46%	$ 1,691	37.04%	9.76%	$ 710	16.29%	9.38%
Real Estate	2,187	47.22	81.94	593	12.99	80.77	1,255	28.79	79.42
Consumer	589	12.72	7.42	768	16.82	8.14	858	19.68	10.07
Other / Unallocated	849	18.35	1.18	1,513	33.15	1.33	1536	35.24	1.13
Total	$ 4,630	100.00%	100.00%	$ 4,565	100.00%	100.00%	$ 4,359	100.00%	100.00%

	2004(1)			2003
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Commercial	$ 705	16.86%	9.13%	$ 830	19.42%	10.37%
Real Estate	1,302	31.16	76.40	224	5.24	73.25
Consumer	953	22.79	13.25	3,220	75.34	15.08
Other / Unallocated	1,221	29.19	1.22	0	0.00	1.30
Total	$ 4,181	100.00%	100.00%	$ 4,274	100.00%	100.00%

1)

Percentages for 2007, 2006, 2005, and 2004 are categorized differently from 2003 due to the Company’s change in its methodology of the calculation of the Allowance for Loan Loss reserve. More enhanced pooling allocation factors are now being used, in addition to more detailed historical data being utilized. The allowance for loan loss reserve is computed quarterly by the Company’s internal credit review department and is reviewed by the Senior Financial Officers of the Company. Management believes its method, implemented in 2004, pertaining to the allocation of loan loss reserve is both adequate and more properly allocates the reserve among the various categories. The additional reserves allocated for Real Estate loans in 2007 is primarily due to the Company’s increase in commercial real estate lending .

Financial Condition

Balance Sheet

(dollar amounts in thousands)

2007 vs. 2006

Total assets for the Company increased by $28,145 or 4.45% in 2007. Average interest earning assets grew by $24,385 or 4.26% for the year. Average interest bearing liabilities increased by $26,294 or 5.38% in 2007. Asset growth was primarily attributable to the continued increased market share in both North Carolina and Tennessee.

Loans

(dollar amounts in thousands)

2007 vs. 2006

Loans net of unearned income and deferred fees increased by $13,692 or 3.13% in 2007. The majority of the increase was related to the Company’s continued growth in market share in North Carolina and Tennessee. Loans secured by real estate showed an increase of approximately $16,449, offset by a decline in loans secured by collateral other than real estate of approximately $2,757. The decline in loans secured by collateral other than real estate was primarily due to the Company’s decision to discontinue its dealer finance division in the first quarter of 2005. This decision was made due to the competitive nature of this program and the risks associated with these indirect loans. The Company also implemented a more stringent credit analysis and scoring system in 2004 which also contributed to a decline in the number of approved loans. Management also believes the decline in loans secured by collateral other than real estate was also due to the following:

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

Reversal of this trend may occur to some extent as economic conditions change and higher interest rates make mortgage refinancing less appealing. Likewise in the current mortgage environment, loans secured by residential real estate could be harder to obtain. Also, management believes that automotive related financing offers and competition from the credit card sector will remain. Since loans to individuals are generally higher yielding, this trend will not have a favorable effect on net interest income in the future but should have a favorable impact on future net charge-offs as the percentage of real estate secured loans to total loans increases.

The Company’s portfolio of commercial, construction and land development loans has also experienced significant growth over the past few years. During 2007, this segment of loans grew $7,303 or 4.79%. This is primarily attributable to the North Carolina and Tennessee markets the Company has entered and the amount of growth occurring in these particular areas. The Company continues to see more loan growth in commercial real estate as opposed to residential activity.

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2007		2006		2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$ 163,918	36.28%	$156,753	35.77%	$151,815	36.88%	$ 146,970	37.54%	$141,693	37.49%
Multi-family	9,420	2.08	10,520	2.40	4,148	1.01	3,379	0.86	2,651	0.70
Commercial, Construction and Land Development	159,795	35.35	152,491	34.80	140,178	34.05	122,997	31.42	113,146	29.93
Second Mortgages	17,964	3.97	15,305	3.49	10,962	2.66	7,419	1.89	6,976	1.85
Equity Line of Credit	9,782	2.16	9,493	2.17	9,800	2.38	8,981	2.29	7,430	1.96
Farmland	9,475	2.10	9,343	2.13	10,015	2.43	9,347	2.39	4,843	1.28
	$ 370,354	81.94%	$353,905	80.77%	$326,918	79.41%	$ 299,093	76.39%	$276,739	73.21%
Secured, Other:
Personal	$ 24,741	5.47%	$ 27,384	6.25%	$ 33,395	8.11%	$ 44,222	11.30%	$ 48,637	12.87%
Commercial	26,433	5.85	26,943	6.15	25,628	6.23	24,992	6.38	27,247	7. 21
Agricultural	4,232	0.94	5,093	1.16	3,653.89		4,024	1.03	4,506	1.19
	$ 55,406	12.26%	$ 59,420	13.56%	$ 62,676	15.23%	$ 73,238	18.71%	$ 80,390	21.27%

Unsecured:	$ 26,192	5.80%	$ 24,845	5.67%	$ 22,048	5.36%	$ 19,176	4.90%	$ 20,868	5.52%

Loans, gross	$ 451,952	100.00%	$438,170	100.00%	$411,642	100.00%	$ 391,507	100.00%	$ 377,997	100.00%

The following table shows the maturity of loans outstanding, inclusive of contractual amortization, at December 31, 2007:

	December 31, 2007 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$13,867	$3,542	$36,462	$6,965	$43,123	$59,959	$163,918
Multi-family	1,151	0	6,336	0	1,933	0	9,420
Commercial, Construction & Land Development	47,862	19,406	63,923	4,085	15,111	9,408	159,795
Second Mortgages	1,674	925	5,633	85	8,405	772	17,964
Equity Line of Credit	0	978	0	3,913	0	4,891	9,782
Farmland	1,674	1,494	5,490	30	616	171	9,475
Secured, Other:
Personal	9,099	5	15,089	3	499	46	24,741
Commercial	7,920	6,995	10,669	102	747	0	26,433
Agricultural	1,005	2,469	580	178	0	0	4,232
Unsecured	14,469	5,593	3,014	1,113	1,967	36	26,192

Loans, Gross	$ 99,191	$ 41,407	$147,196	$ 16,474	$ 72,401	$ 75,283	$451,952

Securities

(dollar amounts in thousands)

2007 vs. 2006

Investment securities available for sale decreased $6,852 (market value) from December 31, 2006 to December 31, 2007 as a result of maturities and prepayments. The Company made fewer purchases during 2007 primarily due to the flat yield curve. The Company maintained a large percentage of its excess funds in overnight funds during the year due to the higher yields obtained in fed funds versus longer term bond yields. Purchases during the year consisted primarily of fixed rate agency notes and fixed rate municipal bonds. During the year, management has continued its investment strategy to purchase securities that will not only blend in with the Company’s overall asset liability strategy but also maximize yield. The majority of the pay downs were contractual amortization and prepayments on variable rate securities as a result of prepayments occurring on the underlying mortgages

At December 31, 2007, net unrealized losses in the Company’s securities portfolio classified available for sale totaled $2,134. The majority of these unrealized losses were related to the Company’s holdings ($6,250 in book value) of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association agency preferred stock. As discussed in Footnote 2 in the Company’s Consolidated Financial Statements, management of the Company does not consider any of these losses to be other than temporary. It is management’s opinion that the unrealized losses are primarily related to interest rate changes. Management also feels that the market values of these particular instruments have also been negatively affected by the accounting related irregularities at both Fannie Mae and Freddie Mac. The Company has both the ability and intent to hold these instruments for a time necessary to recover its cost These instruments are stocks and do not have a stated maturity date. The Company continues to hold a “laddered” structure of these investments (a single 1- year floater, two 2- year floaters and a single 5- year floater). 70% of the quarterly dividends paid on these instruments are tax exempt. Therefore, as the coupon rates on these stocks increase, the “tax exempt benefit” increases as well which also supports management’s position that the values of these stocks are related to the interest rate cycle.

Investment Portfolio

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2007.

	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$ 3	$ 2,758	$ 1,680	$ 3,254	4.32%	$ 7,695	$ 7,744
Mtg.-backed Sec – variable rate	-	-	30	26,935	5.06	26,965	27,100
State & Municipal’s – tax exempt	-	-	684	60,978	6.03	61,662	62,043
State & Municipal’s – taxable	-	1,005	-	694	4.84	1,699	1,718
U.S. Agencies – fixed rate	750	-	3,318	11,300	5,89	15,368	15,272
Agency Preferred – variable rate	-	-	-	4,136	5.68	4,136	6,250
Corporate bonds – fixed rate	-	-	-	1,445	6.66	1,445	1,438
Corporate bonds – variable rate	-	-	394	11,370	6.50	11,764	12,405
SBA bonds – variable rate	-	-	-	83	5.12	83	83
CMO’s – fixed rate	-	-	-	298	5.31	298	297
CMO’s – variable rate	-	-	-	14	3.91	14	14
TOTAL	753	$ 3,762	$ 6,106	$120,507		$131,132	$134,365
Total fixed rate securities	$ 753	$ 3,762	$ 5,682	$ 77,969		$ 88,168	$ 88,513
Total variable rate securities	$ -	$ -	$ 424	$ 42,538		$ 42,964	$ 45,852

Deposits

(dollar amounts in thousands)

2007 vs. 2006

Total deposits grew by $12,638 or 2.53% in 2007. Non-interest bearing demand deposits increased by $4,305. Total time deposits increased by $11,633. Savings accounts declined $4,735 during the year as customers began placing more funds back into the equity markets or moving their funds to time deposits. The increase in time deposits is primarily a result of growth in the Company’s newer markets. The majority of the increase in time deposits was growth in shorter term CD’s due to the current interest rate environment and the current yield curve. The Company and banks nationwide are continuing to face the challenge of gathering deposits, especially non-interest bearing deposits. The Company has continued to use its alternative funding sources (primarily FHLB advances) to help facilitate growth. During 2007, the Company increased its borrowings from the FHLB by $15,000. The total amount of FHLB borrowings as of December 31, 2007 was $91,100. See Footnotes 9 and 10 in the Company’s Consolidated Financial Statements for a description of the Bank’s outstanding FHLB advances. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Amounts in Thousands)
	2007	2006

Non-interest bearing demand deposits	$ 83,986	$ 79,681
Interest bearing demand deposits	61,284	59,849
Savings deposits	46,931	51,666
Time deposits	320,546	308,913
Total Deposits	$ 512,747	$ 500,109

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2007		2006
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 81,746	0.00%	$ 79,667	0.00%
Interest-bearing demand deposits	59,468	1.92	57,689	1.89
Savings deposits	50,497	1.25	60,685	1.26
Time deposits	316,151	4.78	292,247	4.30
Total	$507,862		$490,288

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2007 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$ 21,448
Over 3 months through 6 months	29,583
Over 6 months through 12 months	26,732
Over 12 months	34,387
Total	$ 112,150

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

Off-Balance Sheet Arrangements

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

Interest rate risk refers to the exposure of the Company’s earnings and market value of equity (“MVE”) to changes in interest rates. The amount of change in net interest income and MVE resulting from shifts in interest rates is determined by contractual maturity of fixed rate instruments, the re-pricing date for variable rate instruments, competition and customer reactions.

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

There are several common components of interest rate risk that must be effectively managed to maintain minimal impact on the Company’s earnings and capital. Re-pricing risk comes largely from timing differences in the pricing of interest-earning assets and interest-bearing liabilities. Reinvestment risk refers to the reinvestment of cash flows from interest and principal payments and maturing assets at lower or higher rates. Basis risk arises when different yield curves or pricing indices do not change at precisely the same moment in time or magnitude so that earning assets and interest-bearing liabilities with the same maturity are not affected equally. Yield curve risk refers to unequal movements in short-term and long-term interest rates.

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

The following table provides the maturities or re-pricing of investment securities, loans, and deposits as of December 31, 2007, and measures the interest rate sensitivity gap for each range of maturity indicated. The table presents the carrying amount of assets and liabilities in the periods they are expected to re-price or mature. The amounts below also reflect various prepayment assumptions.

	December 31, 2007 (Dollars in Thousands) Maturing / Re-pricing
	Within One Year	After One But Within Five Years	After Five Years	Total
ASSETS
Interest-bearing Investment Securities	$ 36,712	$ 14,765	$ 85,389	$ 136,866
Fed Funds Sold	8,129	-	-	8,129
Loans	223,757	193,706	33,828	451,291
Non-interest bearing Other Assets	-	-	64,508	64,508

Total Assets	$ 268,598	$ 208,471	$ 183,725	$ 660,794

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing
(1) All Interest- bearing Deposits	$ 332,110	$ 94,900	$ 1,754	$ 428,764
Other Interest- bearing Liabilities	12,404	17,368	67,902	97,674
Non-interest-bearing
Demand Deposits	-	-	83,983	83,983
Other Liabilities	-	-	3,662	3,662
Shareholders’ Equity	-	-	46,711	46,711
Total Liabilities and Shareholders’ Equity	$ 344,514	$ 112,268	$ 204,012	$ 660,794

Interest Rate Sensitivity GAP	$(75,916)	$ 96,203	$ (20,287)	$ -

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

The following table shows the estimated cumulative impact on net interest income (NII) for the next 12 months as of December 31, 2007, subject to the specified interest rate changes. For purposes of this schedule the Company used a parallel rate shock on its interest earning assets and interest bearing liabilities. A parallel rate shock means that a 100 basis point increase in the rate index (prime rate) would result in an immediate 100 basis point increase on interest earning assets and interest bearing liabilities subject to the interest rate reset date. The Company uses a 50 basis point slope for its computation. The slope is the number of basis points per month that an index can increase or decrease until it reaches the target rate.

Rate change increment	% change in NII	$ change in NII

Up 100 basis points	-4.03%	-877,000
Up 200 basis points	-7.31%	-1,593,000
Down 100 basis points	3.83%	835,000
Down 200 basis points	4.98%	1,086,000

The above schedule assumes that 100% of the Company’s interest bearing checking accounts and 100% of its statement savings accounts would re-price according to the above increments. The above schedule also assumes an approximate growth in assets of 5% over the next 12 months.

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2007:

•	Report of Independent Registered Public Accounting Firm on the Financial Statements per the annual report
•	Consolidated Balance Sheets as of December 31, 2007 and 2006;
•	Consolidated Statements of Income for each of the years in the two year period ended December 31, 2007;
•	Consolidated Statements of Stockholders’ Equity for each of the years in the two year period ended December 31, 2007;
•	Consolidated Statements of Cash Flows for each of the years in the two year period ended December 31, 2007; and
•	Notes to Consolidated Financial Statements for December 31, 2007

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within Highlands Bankshares, Inc. to disclose material information otherwise required to be set forth in our periodic reports.

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B. Other Information

None

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees” and “Code of Ethics” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Executive Compensation in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2007, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	314,321	$ 12.86	--

Equity Compensation Plans Not Approved by Shareholders (b)		$ -	200,000

Total	314,321	$ 12.86	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(b)

On September 13, 2006, the Board of Directors of the Company approved the Highlands Bankshares, Inc. 2006 Equity Compensation Plan (the Plan). The Plan authorizes the Personnel and Compensation Committee (the Committee) of the Board of Directors to grant options, stock appreciation rights, stock awards and stock units to directors, officers, key employees, consultants and advisors to the Company and its subsidiaries who are designated by the Committee. The Company is authorized to issue under the Plan up to 200,000 shares of its Common Stock. Generally, if an award is forfeited, expires or terminates, the shares allocated to that award under the Plan may be reallocated to new awards under the Plan. Shares surrendered pursuant to the exercise of a stock option or other award or in satisfaction of tax withholding requirements under the Plan may also be reallocated to other awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2007 Consolidated Financial Statements.

(3)	Exhibits:

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

11

Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2007 Annual Report to Shareholders and incorporated herein by reference).

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

HIGHLANDS BANKSHARES, INC.

Date: March 26, 2008	BY: /s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 26, 2008.

Signature	Title	Date
/s/ James D. Morefield	Chairman of the Board, and Director	March 26, 2008
James D. Morefield
/s/ Dr. James D. Moore, Jr.	President	March 26, 2008
Dr. James D. Moore, Jr.
/s/ J. Carter Lambert	Vice Chairman	March 26, 2008
J. Carter Lambert
/s/ Samuel L. Neese	Executive Vice President, and Chief	March 26, 2008
Samuel L. Neese	Executive Officer (principal executive officer)
/s/ James T. Riffe	Executive Vice President and	March 26, 2008
James T. Riffe	Cashier (principal financial and accounting officer)
/s/ William E. Chaffin	Director	March 26, 2008
William E. Chaffin
/s/ E. Craig Kendrick	Director	March 26, 2008
E. Craig Kendrick

/s/ Clydes B. Kiser	Director	March 26, 2008
Clydes B. Kiser
/s/ Charles P. Olinger	Director	March 26, 2008
Charles P. Olinger
/s/ William J. Singleton	Director	March 26, 2008
William J. Singleton
/s/ Dr. H. Ramsey White, Jr.	Director	March 26, 2008
Dr. H. Ramsey White, Jr.

EXHIBIT INDEX

Exhibit No	Description

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

11

Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2007 Annual Report to Shareholders and incorporated herein by reference).

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

3