Form 10-K/A
period 2007-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2008-04-01
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Registrant’s telephone number, including area code:(276) 628-9181

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

DOCUMENTS INCORPORATED BY REFERENCE

Annual Financial Statements – Part II

Proxy Statement for the 2008 Annual Meeting of Shareholders—Part III

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Highlands Bankshares, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Filing”). It is being filed to attach as Exhibit 13.1 the Company’s Financial Statements. Except as discussed above, we have not modified or updated the disclosures presented in the Original Filing.

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

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia. The latest unemployment figures reflect an unemployment rate of 4.24% reported as of September 30, 2007. In Smyth County, manufacturing, services, and government are the largest employment industries. Manufacturing is the largest employment industry and makes up 34.2% of all jobs throughout the county, totaling 4,737 individuals. The services and government sectors account for 24.7% and 20.9% of the total jobs, respectively.In Smyth County, Virginia, the entire number of jobs in all industries overall has decreased by 65 total jobs from January 2006.

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

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the county include tourism, retail, and service related industries. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures reflect an unemployment rate of 4.3% for November 2007. Sevier County, Tennessee had a population that was estimated at 81,382 for the year 2006. The total population has increased sharply, since its 2000 population of 71,709. This growth represents an increase of 14.3%. The city of Sevierville is currently involved in a $182 million dollar development project that will include both private and public capital improvements.The primary improvement will be a 200,000 square foot Events Center.

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

HIGHLANDS BANKSHARES, INC.

Date: April 1, 2008	BY:/s/ Samuel L. Neese

Samuel L. Neese

Executive Vice President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on April 1, 2008.

Signature	Title	Date
/s/ James D. Morefield	Chairman of the Board, and Director	April 1, 2008
James D. Morefield
/s/ Dr. James D. Moore, Jr.	President	April 1, 2008
Dr. James D. Moore, Jr.
/s/ J. Carter Lambert	Vice Chairman	April 1, 2008
J. Carter Lambert
/s/ Samuel L. Neese	Executive Vice President, and Chief	April 1, 2008
Samuel L. Neese	Executive Officer (principal executive officer)
/s/ James T. Riffe	Executive Vice President and	April 1, 2008
James T. Riffe	Cashier (principal financial and accounting officer)
/s/ William E. Chaffin	Director	April 1, 2008
William E. Chaffin
/s/ E. Craig Kendrick	Director	April 1, 2008
E. Craig Kendrick

/s/ Clydes B. Kiser	Director	April 1, 2008
Clydes B. Kiser
/s/ Charles P. Olinger	Director	April 1, 2008
Charles P. Olinger
/s/ William J. Singleton	Director	April 1, 2008
William J. Singleton
/s/ Dr. H. Ramsey White, Jr.	Director	April 1, 2008
Dr. H. Ramsey White, Jr.

EXHIBIT INDEX

Exhibit No	Description

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