Form 10-Q
period 2008-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2008-05-15
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act).
Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,009,796 shares of common stock, par value $0.625 per share,

outstanding as of May 8, 2008

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2008

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007
3

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2008 and 2007	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2008 and 2007	6

Notes to Consolidated Financial Statements (Unaudited)	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 4(T). Controls and Procedures	16-17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

SIGNATURES AND CERTIFICATIONS	20

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) March 31, 2008	(Note 1) December 31, 2007

Cash and due from banks	$ 16,752	$ 23,998
Federal funds sold	1,641	8,129

Total Cash and Cash Equivalents	18,393	32,127

Investment securities available for sale (amortized cost $140,374 at March 31, 2008, $134,365 at December 31, 2007)	135,130	131,132
Other investments, at cost	6,148	5,735
Loans, net of allowance for loan losses of $4,696 at March 31, 2008, $4,630 at December 31, 2007	455,891	446,661
Premises and equipment, net	23,596	23,162
Interest receivable	4,186	4,079
Other assets	18,578	17,898

Total Assets	$ 661,922	$ 660,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 84,510	$ 83,986
Interest bearing	425,476	428,761

Total Deposits	509,986	512,747

Interest, taxes and other liabilities	5,017	3,662
Other short-term borrowings	38,941	44,105
Long-term debt	61,242	47,269
Capital securities	3,150	6,300

Total Other Liabilities	108,350	101,336

Total Liabilities	618,336	614,083

STOCKHOLDERS’ EQUITY

Common stock (5,018 and 5,108 shares issued and outstanding, respectively)	3,136	3,193
Additional paid-in capital	7,536	7,405
Retained earnings	36,375	38,247
Accumulated other comprehensive income	(3,461)	(2,134)

Total Stockholders’ Equity	43,586	46,711

Total Liabilities and Stockholders’ Equity	$ 661,922	$ 660,794

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
INTEREST INCOME
Loans receivable and fees on loans	$ 8,343	$ 8,076
Securities available for sale:
Taxable	840	912
Exempt from taxable income	760	744
Other investment income	118	81
Federal funds sold	53	147

Total Interest Income	0,114	9,960

INTEREST EXPENSE
Deposits	4,127	4,156
Other borrowed funds	1,180	1,065

Total Interest Expense	5,307	5,221

Net Interest Income	4,807	4,739

Provision for Loan Losses	410	190

Net Interest Income after Provision for Loan Losses	4,397	4,549

NON-INTEREST INCOME
Securities gains (losses), net	8	--
Service charges on deposit accounts	574	567
Other service charges, commissions and fees	342	292
Other operating income	145	193

Total Non-Interest Income	1,069	1,052

NON-INTEREST EXPENSE
Salaries and employee benefits	2,481	2,387
Occupancy expense of bank premises	261	248
Furniture and equipment expense	401	385
Other operating expense	1,327	1,119

Total Non-Interest Expense	4,470	4,139

Income Before Income Taxes	996	1,462

Income Tax Expense	47	229

Net Income	$ 949	$ 1,233

Basic Earnings Per Common Share	$ 0.19	$ 0.24

Earnings Per Common Share – Assuming Dilution	$ 0.18	$ 0.23

Dividends Per Share	$ 0.22	$ 0.20

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 949	$ 1,233
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	410	190
Depreciation and amortization	321	311
Net realized gains on available-for-sale securities	(8)	--
Net amortization on securities	125	102
Amortization of capital issue costs	112	7
Increase in interest receivable	(107)	(3)
(Increase) decrease in other assets	(114)	101
Increase in interest, taxes and other liabilities	1,355	1,780

Net cash provided by operating activities	3,043	3,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities of debt and equity securities	8,631	5,288
Purchase of debt and equity securities	(14,757)	(7,317)
(Purchase) redemption of other investments, net	(413)	59
Net increase in loans	(9,640)	(600)
Premises and equipment expenditures	(749)	(2,648)

Net cash used in investing activities	(16,928)	(5,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	(7,492)	12,462
Net increase (decrease) in demand, savings and other deposits	4,731	170
Net increase (decrease) in short-term borrowings	(5,164)	13,496
Net increase (decrease) in long-term debt	13,973	(13,521)
Redemption of Capital Securities	(3,150)	--
Cash dividends paid	(1,104)	(1,032)
Proceeds from exercise of stock options	140	44
Repurchase of stock	(1,783)	(535)

Net cash provided by financing activities	151	11,084

Net increase (decrease) in cash and cash equivalents	(13,734)	9,587

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,127	17,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 18,393	$ 27,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 5,302	$ 4,652
Income taxes	$ 0	$ 40

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2006	5,187	$ 3,242	$ 7,026	$ 36,267	$ (828)	$ 45,707

Comprehensive income:
Net income	-	-	-	1,233	-	1,233
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $145	-	-	-		283	283
Less: reclassification adjustment net of deferred tax expense of $0	-	-	-		-	-
Total comprehensive income	-	-	-	-	-	1,516

Common stock issued for stock options exercised	5	3	41	-	-	44
Common stock repurchased	(31)	(19)	-	(516)	-	(535)
Cash dividend	-	-	-	(1,032)	-	(1,032)

Balance, March 31, 2007	5,161	$ 3,226	$ 7,067	$ 35,952	$ (545)	$ 45,700

Balance, December 31, 2007	5,108	$ 3,193	$ 7,405	$ 38,247	$ (2,134)	$ 46,711

Comprehensive income:
Net income	-	-	-	949	-	949
Change in unrealized loss on securities available for sale, net of deferred income tax benefit of $684	-	-	-		(1,327)	(1,327)
Less: reclassification adjustment net of deferred tax expense of $0	-	-	-		-	-
Total comprehensive income	-	-	-	-	-	(378)

Common stock issued for stock options exercised	14	9	131	-	-	140
Common stock repurchased	(104)	(66)	-	(1,717)	-	(1,783)
Cash dividend	-	-	-	(1,104)	-	(1,104)

Balance, March 31, 2008	5,018	$ 3,136	$ 7,536	$ 36,375	$ (3,461)	$ 43,586

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2007 Form 10-K. The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 is as follows:

	2008	2007

Balance, January 1	$ 4,630	$ 4,565
Provision	410	190
Recoveries	47	39
Charge-offs	(391)	(230)

Balance, March 31	$ 4,696	$ 4,564

Note 3 - Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows:

	2008	2007

Tax expense at statutory rate	$ 339	$ 497
Reduction in taxes from:
Tax-exempt interest	(258)	(253)
Other, net	(34)	(15)

Provision for income taxes	$ 47	$ 229

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4 - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at March 31, 2008.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	10.25%	11.27%	7.13%

Highlands Union Bank	10.01%	11.04%	6.95%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of $2.3125 Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998. These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company, at a price per share of $25.00. These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company’s discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these Trust Preferred Securities. The shares were repurchased in April 2003 at a price of $26.15 per share, which is equal to the 2008 call price.

On January 15, 2008 (the “Redemption Date”), after receiving regulatory approval, the Company redeemed 50% in principal amount of its Junior Subordinated Debt Securities due January 15, 2028 (the “Debt Securities”). All of the Debt Securities are held by the Trust. Simultaneously, Wilmington Trust Company, the trustee of the Trust, used the proceeds received from the redemption of the Debt Securities to redeem a “like amount” of the Trust’s outstanding Common Securities and $2.3125 Preferred Securities (the “Preferred Securities”). The Trust redeemed $3,750,000 in principal amount of the Preferred Securities at a price equal to 104.625% of the $25.00 liquidation amount per redeemed Preferred Security, plus accumulated distributions thereon to but excluding the Redemption Date (the “Preferred Securities Redemption”). Prior to the Preferred Securities Redemption, the Company held $1,200,000 in liquidation amount of the Preferred Securities then outstanding. In connection with the Trust Preferred Securities Redemption, 50% or $600,000 in liquidation amount of the Trust Preferred Securities held by the Company were redeemed. The Trust also redeemed $112,500 in liquidation amount of its Common Securities, all of which were held by the Company. The redemption price paid for the Common Securities was 104.625% of the $25.00 liquidation amount per redeemed Common Security, plus accumulated distributions thereon to but excluding the Redemption Date. See Footnote 26 in the Company’s 2007 audited financial statements for additional information concerning the redemption.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2008 and 2007.

	Basic EPS	Weighted Average Number of Shares	Diluted EPS	Weighted Average Number of Shares
Quarter Ended:
March 31, 2008	$ 0.19	5,070,898	$ 0.18	5,140,832
March 31, 2007	$ 0.24	5,170,291	$ 0.23	5,250,451

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2008, these commitments included: standby letters of credit of $3.02 million; equity lines of credit of $9.57 million; credit card lines of credit of $4.76 million; commercial real estate, construction and land development commitmentsof $8.63 million; and other unused commitments to fund interest earning assets of $39.12 million.

During the first quarter of 2008, the Bank entered into agreements with its core processor to purchase a new mainframe system and corresponding software. The new system will include dual processing systems to be located in Abingdon and Bristol for adequate backup and recovery operating environments. The Company also entered into agreements to purchase new check imaging software and several other related operating modules. The total amount committed is approximately $1.7 million dollars. Installation of the new systems will begin in May 2008 and continue through the end of the year.

Note 8 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations” and SFAS No. 160 (“SFAS 160”), “Non-controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for us beginning in the first quarter of fiscal 2009. Early adoption is not permitted. Management does not anticipate these statements will have any impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 9 – Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard eliminates inconsistencies found in various prior pronouncements but does not require any new fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008 and did not impact the Company’s accounting measurements but is ultimately expected to result in additional disclosures.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2

Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3

Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The Company’s available for sale securities portfolio totaling $135,130,000 at March 31, 2008 are the only assets whose fair values are measured on a recurring basis using Level 2 inputs from independent pricing models.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. At March 31, 2008, the aggregate carrying amount of impaired loans was $5,850,878.

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed asset and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The aggregate carrying amount of foreclosed assets and repossessions at March 31, 2008 was $1,253,922.

General

The Company has no liabilities carried at fair value or measured at fair value on a nonrecurring basis. The Company has no assets or liabilities whose fair values are measured on Level 3 inputs. FASB Staff Position No. FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

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

Critical Accounting Policy

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. For a discussion of the Company’s critical accounting policy related to its allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Results of operations for the three-month periods ended March 31, 2008 and March 31, 2007 reflected net income of $949 thousand and $1.23 million, respectively, a decrease of $284 thousand or 23.03%. The decrease in earnings was due to the Company’s decision to redeem 50% of its trust preferred securities on January 15, 2008 and an increase in its provision for loan losses in the first quarter of 2008. As a result of the early redemption, the Company incurred a first quarter loss of approximately $168 thousand, net of tax. The charge includes the premium paid for the early redemption and the impairment of the unamortized debt issue cost related to the Trust Preferred Securities. The trust preferred securities have a fixed rate of 9.25%, therefore the decision to redeem 50% of the securities will have a favorable impact on net interest income in the future as the Company has been able to replace this debt with much lower cost funding. The Company has the option to call the remaining 50% on a quarterly basis subject to regulatory approval. The decrease in earnings was also due to an increase in the provision for loan losses of approximately $220 thousand before tax as compared to the first quarter of 2007. The additional provision was due to both increased loan growth and additional charge-offs during the first quarter of 2008 compared to the prior period.

Net interest income for the three months ended March 31, 2008 was approximately $68 thousand, or 1.43% greater than the comparable 2007 period. The Company’s total interest income increased over the prior period by $154 thousand due to the increased loan volume over March 31, 2007. The Company’s total interest expense increased by $86 thousand over the same period in 2007 due to the additional alternative funding sources needed to support the Company’s asset growth. During the first three months of 2008, the Company’s non-interest income increased by $17 thousand over the corresponding period for 2007. Service charges on deposit accounts remained relatively constant, increasing by $7 thousand over the first three months in 2007. Non-interest expense for the three-month period ended March 31, 2008 increased $331 thousand over the comparable period in 2007. $254 thousand of this increase was due to the early redemption of the Trust Preferred Securities. Salaries and benefit costs were also up 3.94% over the first three months in 2007 due to the additional branch staffing added in the Company’s Tennessee market.

Operating results of the Company when measured as a percentage of average equity reveal a decrease in return on average equity from 10.76% for the three-month period ended March 31, 2007 to 8.29% for the corresponding period in 2008. As mentioned previously, the decrease in return on average equity is primarily attributable to the partial redemption of the Trust Preferred Securities and the increased provision for loan losses. Return on average assets was 0.57% for the three months ended March 31, 2008 as compared to 0.77% for the same period in 2007.

Average interest-earning assets increased $15.33 million from the period ended March 31, 2007 to the current period, while average interest-bearing liabilities increased $14.95 million over the prior period. The tax-equivalent yield on average interest-earning assets decreased 5 basis points to 6.89% in the first quarter of 2008 as compared to 6.94% in the same period in 2007. The yield on average interest-bearing liabilities also decreased 5 basis points to 4.03% in the first quarter of 2008 as compared to 4.08% in the first quarter of 2007.

The provision for loan losses for the three-month period ended March 31, 2008 totaled $410 thousand. This represents an increase of $220 thousand over the comparable period in 2007. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge- offs for the first three months of 2008 were $344 thousand compared with $191 thousand for the corresponding period in 2007. Year–to–date net charge-offs were 0.07% and 0.04% of total loans for the periods ended March 31, 2008 and March 31, 2007, respectively. Loan loss reserves increased $132 thousand or 2.89% to $4.69 million at March 31, 2008 from the same date in 2007.

Financial Position

Total loans increased from $438.01 million at March 31, 2007 to $460.59 million at March 31, 2008. For the three-month period ended March 31, 2008, total loans increased $9.30 million. Loan demand continues at an above moderate pace even during a period of economic uncertainty, the housing market crisis and the competitive market areas that the Company serves. The majority of the Company’s recent loan growth has been from its North Carolina and Tennessee markets. Over the last couple of years, the Company has seen greater loan demand for commercial real estate and construction lending as opposed to consumer and single family residential lending. The loan to deposit ratio increased from 85.43% at March 31, 2007 to 90.32% at March 31, 2008. The loan to deposit ratio at December 31, 2007 was 88.01%. The increase in the loan to deposit ratio over the last twelve months is due to a larger increase in loans over deposits primarily due to the increased competition for deposits in the Company’s market areas. Deposits at March 31, 2008 decreased $2.77 million since December 31, 2007 and $2.76 million since March 31, 2007.

The Company continues to utilize the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company borrowed an additional $8 million dollars from the FHLB in March of 2008 at a rate of 2.61%. This rate is fixed for 3 years. The Company also refinanced a $6 million dollar borrowing during March of 2008. The new advance has a rate of rate of 2.66% and is fixed for 2 years. The rate on the previous advance that was paid off in March was 5.51%. The Company secures all of its existing and future advances from the FHLB with a selected group of in house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $9.03 million or 1.96% of total loans at March 31, 2008 compared with $8.12 million or 1.80% of total loans at December 31, 2007 and $4.51 million or 1.03% of total loans at March 31, 2007.

The majority of the increase in non-performing assets since March 31, 2007 was related to a $4.07 million commercial real estate loan that was placed in non-accrual status during the third quarter of 2007. This customer is currently being processed for collections on real estate and other collateral. Management believes that the underlying value of the collateral is sufficient to cover the balance of this loan. However, in the event the collateral value is underestimated or deteriorates a sufficient amount of loan loss reserve has been allocated to this loan to cover any potential future losses.

Investment securities and other investments totaled $141.28 million (market value) at March 31, 2008, which reflects an increase of $4.41 million or 3.22% from the December 31, 2007 total of $136.87 million. The majority of the Company’s investment purchases during the three-month period were fixed rate amortizing mortgage backed securities. Investment securities available for sale and other investments at March 31, 2008 were comprised of mortgage backed securities (31.62% of the total securities portfolio), municipal issues (44.17%), collateralized mortgage obligations (0.20%), corporate bonds (8.77%), Small Business Administration backed securities (0.08%), U. S. government agencies (8.38%), and equity securities (2.42%). The Company’s entire securities portfolio was classified as available for sale at both March 31, 2008 and 2007.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank and Community Bankers Bank stock and Bankers Bank stock. These investments (carrying value of $6.15 million and 4.36% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In 2002, the Bank purchased $7.4 million of Bank-Owned Life Insurance covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies are being used to offset future employee benefit costs. The Bank purchased another $2.5 million of Bank-Owned Life Insurance on April 2, 2007.

In 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will continue to generate on-going non-interest income for the Bank.

In February 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. The Bank’s equity investment was $250,000 for two units of ownership. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. During the second quarter of 2008, Bankers Investments, LLC is being acquired by Infinex Financial Group. The Bank will simultaneously become an Infinex Financial Group shareholder. It is expected that a broader array of investment products and support will be provided by the new entity. Management anticipates that this investment will continue to provide additional non-interest income in the future.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $43.59 million at March 31, 2008, representing a decrease of $2.11 million or 4.63% as compared to March 31, 2007. Total stockholders’ equity at December 31, 2007 was $46.71 million. The majority of the decrease in equity is due to the stock repurchases during the previous 12 months.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($18.39 million) and unencumbered investment securities available for sale ($80.24 million) at March 31, 2008. Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

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

Management also reviews its balance sheet GAP position on a monthly basis. Part of this review encompasses reviewing the amount of interest earning assets and interest bearing liabilities that could re-price in subsequent periods. This is done to help maintain a consistent interest rate position.

The Company increased its amount of long term borrowings with the Federal Home Loan Bank over the last few years. Conversely, the Company began offering an 8-month CD product as a result of increased competition and to provide an option to those customers who prefer a shorter term maturity.

The Company has seen significant increases in its mortgage lending. The increase in this loan category has been primarily in adjustable rate mortgages and fixed rate balloon instruments. Management also maintains a favorable fixed versus variable asset mix by the blend of securities purchased. Over the last several months, the majority of investments purchased have been fixed rate mortgage backed securities, callable agencies and variable rate trust preferred pooled securities. These purchases have provided the Bank with both an acceptable level of return and a satisfactory interest rate risk position.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured are currently within the Company's defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2007 Form 10-K. There have been no material changes from such disclosure.

ITEM 4(T). Controls and Procedures

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Cashier, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the

Exchange Act) as of the end ofthe period covered by this report. Based upon that evaluation, our Chief Executive Officer, Cashier, Chief Financial Officer and Vice President of Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer, Cashier, Chief Financial Officer and Vice President of Accounting, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that were disclosed in the 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
Jan. 1, 2008 – Jan. 31, 2008	39,332	$17.00	39,332	90,942
Feb. 1, 2008 – Feb. 29, 2008	13,667	$17.00	13,667	77,276
Mar. 1, 2008 – Mar. 31, 2008	51,869	$17.00	51,869	25,407
Total	104,868	$17.00	104,868

(1) On December 12, 2007, the Company’s board of directors approved a stock repurchase program to purchase over the next 12 months up to 147,059 shares of its outstanding common stock (the “Program”). The Company has allocated $2.5 million to the Program and anticipates funding for the Program to come from available corporate funds. The Program replaces a prior authorization to repurchase shares of common stock that expired on December 12, 2007. The Company currently has 5,009,796 shares of common stock outstanding.

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

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: May 14, 2008	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: May 14, 2008	/s/ James T. Riffe
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