Form 10-Q
period 2008-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2008-08-14
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,998,091 shares of common stock, par value $0.625 per share,

outstanding as of August 8, 2008

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2008

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2008 (Unaudited) and December 31, 2007 (Note 1)	3

Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2008 and 2007	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2008 and 2007	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17-18

Item 4(T). Controls and Procedures	18-19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	20

SIGNATURES AND CERTIFICATIONS	21

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) June 30, 2008	(Note 1) December 31, 2007

Cash and due from banks Federal funds sold	$ 21,130 481	$ 23,998 8,129

Total Cash and Cash Equivalents	21,611	32,127

Investment securities available for sale (amortized cost $129,454 at June 30, 2008, $134,365 at December 31, 2007)	122,564	131,132
Other investments, at cost	6,925	5,735
Loans, net of allowance for loan losses of $4,878 at June 30, 2008, $4,630 at December 31, 2007	474,716	446,661
Premises and equipment, net	23,475	23,162
Interest receivable	4,064	4,079
Other assets	22,572	17,898

Total Assets	$ 675,927	$ 660,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing Interest bearing	$ 89,555 417,714	$ 83,986 428,761

Total Deposits	507,269	512,747

Federal funds purchased	3,127	--
Interest, taxes and other liabilities	3,613	3,662
Other short-term borrowings	71,442	44,105
Long-term debt	43,715	47,269
Capital securities	3,150	6,300

Total Other Liabilities	125,047	101,336

Total Liabilities	632,316	614,083

STOCKHOLDERS’ EQUITY

Common stock (5,019 and 5,108 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively)	3,137	3,193
Additional paid-in capital	7,650	7,405
Retained earnings	37,372	38,247
Accumulated other comprehensive loss	(4,548)	(2,134)

Total Stockholders’ Equity	43,611	46,711

Total Liabilities and Stockholders’ Equity	$ 675,927	$ 660,794

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
INTEREST INCOME
Loans receivable and fees on loans	$ 8,198	$ 8,251	$ 16,541	$ 16,327
Securities available for sale:
Taxable	888	917	1,728	1,829
Exempt from taxable income	726	769	1,486	1,513
Other investment income	58	63	176	144
Federal funds sold	9	81	62	228

Total Interest Income	9,879	10,081	19,993	20,041

INTEREST EXPENSE
Deposits	3,655	4,219	7,782	8,375
Federal funds purchased	27	5	27	5
Other borrowed funds	1,225	1,055	2,406	2,121

Total Interest Expense	4,907	5,279	10,215	10,501

Net Interest Income	4,972	4,802	9,778	9,540

Provision for Loan Losses	432	143	842	333

Net Interest Income after Provision for Loan Losses	4,540	4,659	8,936	9,207

NON-INTEREST INCOME
Securities gains, net	111	-	119	-
Service charges on deposit accounts	637	582	1,211	1,149
Other service charges, commissions and fees	387	367	729	659
Other operating income	198	198	343	391

Total Non-Interest Income	1,333	1,147	2,402	2,199

NON-INTEREST EXPENSE
Salaries and employee benefits	2,583	2,428	5,064	4,815
Occupancy expense of bank premises	275	249	536	497
Furniture and equipment expense	441	399	842	784
Other operating expense	1,187	1,161	2,514	2,280

Total Non-Interest Expense	4,486	4,237	8,956	8,376

Income Before Income Taxes	1,387	1,569	2,382	3,030

Income Tax Expense	190	248	237	477

Net Income	$ 1,197	$ 1,321	$ 2,145	$ 2,553

Basic Earnings Per Common Share – Weighted Average	$ 0.24	$ 0.26	$ 0.43	$ 0.49

Earnings Per Common Share – Assuming Dilution	$ 0.24	$ 0.25	$ 0.42	$ 0.49

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,145	$ 2,553
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	842	333
Depreciation and amortization	661	632
Net realized gains on available-for-sale securities	(119)	-
Net amortization on securities	220	220
Amortization of capital issue costs	113	14
(Increase) decrease in interest receivable	15	(219)
Increase in other assets	(3,560)	(2,539)
Increase (decrease) in interest, taxes and other liabilities	(49)	269

Net cash provided by operating activities	268	1,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	10,467	-
Proceeds from maturities of debt and equity securities	13,745	12,572
Purchase of debt and equity securities	(19,402)	(18,042)
Purchase of other investments	(1,190)	(91)
Net increase in loans	(28,898)	(2,321)
Premises and equipment expenditures	(957)	(2,906)

Net cash used in investing activities	(26,235)	(10,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	(13,999)	4,544
Net increase in demand, savings and other deposits	8,521	2,405
Net increase in federal funds purchased	3,127	3,786
Net increase in short-term borrowings	27,337	8,454
Net decrease in long-term debt	(3,554)	(8,505)
Redemption of Capital Securities	(3,150)	-
Cash dividends paid	(1,104)	(1,032)
Proceeds from exercise of common stock options	262	264
Repurchase of common stock	(1,989)	(726)

Net cash provided by financing activities	15,451	9,190
Net (decrease) increase in cash and cash equivalents	(10,516)	(335)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,127	17,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 21,611	$ 17,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 10,517	$ 9,850
Income taxes	$ 0	$ 790

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2007	5,161	$ 3,226	$ 7,067	$ 35,952	$ (545)	$ 45,700

Comprehensive income:
Net income	-	-	-	1,321	-	1,321
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $746	-	-	-	-	(1,448)	(1,448)
Less: reclassification adjustment net of deferred tax expense of $0	-	-	-	-	-	-
Total comprehensive (loss)	-	-	-	-	(1,448)	(127)

Common stock issued for stock options exercised, net	22	13	206	-	-	219
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(12)	(7)	-	(184)	-	(191)
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2007	5,171	$ 3,232	$ 7,273	$ 37,089	$ (1,993)	$ 45,601

Balance, March 31, 2008	5,018	$ 3,136	$ 7,536	$ 36,375	$ (3,461)	$ 43,586

Comprehensive income:
Net income	-	-	-	1,197	-	1,197
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $519	-	-	-	-	(1,008)	(1,008)
Less: reclassification adjustment net of deferred tax expense of $41	-	-	-	-	(79)	(79)
Total comprehensive (loss)	-	-	-	-	(1,087)	(1,087)

Common stock issued for stock options exercised, net	13	8	114	-	-	122
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(12)	(7)	-	(200)	-	(207)
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2008	5,019	$ 3,137	$ 7,650	$ 37,372	$ (4,548)	$ 43,611

See The Notes to Consolidated Financial Statements.

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2006	5,187	$ 3,242	$ 7,026	$ 36,267	$ (828)	$ 45,707

Comprehensive income:
Net income	-	-	-	2,553	-	2,553
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $600	-	-	-	-	(1,165)	(1,165)
Less: reclassification adjustment net of deferred tax expense of $0	-	-	-	-	-	-
Total comprehensive income	-	-	-	-	(1,165)	1,388

Common stock issued for stock options exercised, net	28	17	247	-	-	264
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(44)	(27)	-	(699)	-	(726)
Cash dividend	-	-	-	(1,032)	-	(1,032)

Balance, June 30, 2007	5,171	$ 3,232	$ 7,273	$ 37,089	$ (1,993)	$ 45,601

Balance, December 31, 2007	5,109	$ 3,193	$ 7,405	$ 38,247	$ (2,134)	$ 46,711

Comprehensive income:
Net income	-	-	-	2,145	-	2,145
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $1,202	-	-	-	-	(2,335)	(2,335)
Less: reclassification adjustment net of deferred tax expense of $41	-	-	-	-	(79)	(79)
Total comprehensive income	-	-	-	-	(2,434)	(2,434)
Common stock issued for stock options exercised, net	27	17	245	-	-	262
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(117)	(73)	-	(1,916)	-	(1,989)
Cash dividend	-	-	-	(1,104)	-	(1,104)

Balance, June 30, 2008	5,019	$ 3,137	$ 7,650	$ 37,372	$ (4,548)	$ 43,611

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2007 Form 10-K. The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 is as follows (in thousands):

	2008	2007

Balance, January 1	$ 4,630	$ 4,565
Provision	842	333
Recoveries	79	89
Charge-offs	(673)	(424)

Balance, June 30	$ 4,878	$ 4,563

Note 3 - Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows (in thousands):

	2008	2007

Tax expense at statutory rate	$ 810	$ 1,030
Reduction in taxes from:
Tax-exempt interest	(513)	(514)
Other, net	(60)	(39)

Provision for income taxes	$ 237	$ 477

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4 – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes total equity reduced by goodwill and certain other intangibles. Tier 2 capital (combined capital) includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at June 30, 2008.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	9.56%	10.59%	6.78%

Highlands Bankshares, Inc.	10.06%	11.08%	7.15%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of $2.3125 Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998. These Trust Preferred Securities were issued by Highlands Capital Trust I (the “Trust”), a wholly owned subsidiary of the Company, at a price per share of $25.00. These securities were issued at a 9.25% fixed rate with a 30 year term and a 10 year call provision at the Company’s discretion. This capital was raised to meet current and future opportunities of the Company. During the first quarter of 2003, the Company received regulatory approval to re-purchase 48,000 shares or 16% of these Trust Preferred Securities. The shares were repurchased in April 2003 at a price of $26.15 per share, which is equal to the 2008 call price.

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

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six and three months ended June 30, 2008 and 2007.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Basic Earnings Per Share	$ 0.43	$ 0.49	$ 0.24	$ 0.26

Basic Number of Shares	5,041,875	5,166,311	5,012,851	5,162,375

Diluted Earnings Per Share	$ 0.42	$ 0.49	$ 0.24	$ 0.25

Diluted Number of Shares	5,104,832	5,235,250	5,075,808	5,231,314

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2008, these commitments included: standby letters of credit of $2.25 million; equity lines of credit of $9.81 million; credit card lines of credit of $4.87 million; commercial real estate, construction and land development commitmentsof $14.28 million; and other unused commitments to fund interest earning assets of $27.09 million.

During the first half of 2008, the Company entered into a contract for the construction of a branch bank in East Sevierville, Tennessee. The branch bank is expected to be completed and opened in the fall of 2008. The estimated cost of this contract is $730 thousand.

During the first half of 2008, the Bank entered into agreements with its core processor to purchase a new mainframe system and corresponding software. The new systems include dual processing systems to be located in Abingdon and Bristol for adequate backup and recovery operating environments. The Company also entered into agreements to purchase new check imaging software and several other related operating modules. The total amount committed is approximately $1.7 million dollars. Installation of the new systems began in May 2008 and will continue through the end of the year.

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

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The Company’s available for sale securities portfolio totaling $122,564,000 at June 30, 2008 is the only asset whose fair value is measured on a recurring basis using Level 2 inputs from independent pricing models.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. At June 30, 2008, the aggregate carrying amount of impaired loans was $3,945,215.

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed asset and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The aggregate carrying amount of foreclosed assets and repossessions at June 30, 2008 was $3,591,225.

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

Results of Operations

Results of operations for the three-month and six-month periods ended June 30, 2008 reflected net income of $1.20 million and $2.15 million, respectively. The second quarter of 2008 resulted in a decrease in earnings of 9.39% from the second quarter of 2007. For the six month period ending June 30, 2008, the Company earned $408 thousand less than the corresponding period in 2007. The decrease in earnings for the first half was due to the Company’s decision to redeem 50% of its trust preferred securities on January 15, 2008 and an increase in its provision for loan losses in the first half of 2008. As a result of the early redemption, the Company incurred a first quarter loss of approximately $168 thousand, net of tax. The charge includes the premium paid for the early redemption and the impairment of the unamortized debt issue costs related to the Trust Preferred Securities. The trust preferred securities have a fixed rate of 9.25%, therefore the decision to redeem 50% of the securities will have a favorable impact on net interest income in the future as the Company has been able to replace this debt with much lower cost funding. The Company has the option to call the remaining 50% on a quarterly basis subject to regulatory approval. The decrease in earnings was also due to an increase in the provision for loan losses of approximately $509 thousand before tax as compared to the first six months of 2007. The additional provision was due to both increased loan growth and additional charge-offs during the first half of 2008 compared to the prior period. Loan loss provision for the three months ended June 30, 2008 was $289 thousand more than the three months ended June 30, 2007.

Total interest income for the three and six months ended June 30, 2008 was $202 thousand and $48 thousand, respectively, less than the comparable 2007 periods due to new loan and investment securities volume being booked at lower rates and existing adjustable rate loans and investment securities re-pricing at lower rates. The Company’s total interest expense decreased by $372 thousand for the three months and $286 thousand for the six months over the same periods due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or re-price. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits and loans. The Company continues to use alternative funding sources, primarily the Federal Home Loan Bank, as a cheaper means to fund loans.

During the first three and six months of 2008, the Company’s non-interest income increased by $186 thousand and $203 thousand, respectively, over the corresponding periods for 2007. Service charges on deposit accounts increased by $55 thousand for the three-month period and $62 thousand for the six-months. Security gains for the three and six month periods ended June 30, 2008 increased $111 thousand and $119 thousand, respectively, over the corresponding periods for 2007. Non-interest expense for the three and six-month periods ended June 30, 2008 increased $249 thousand and $580 thousand, respectively, over the comparable periods in 2007. $254 thousand of this increase was due to the early redemption of the Trust Preferred Securities The increase in non-interest expense was also related to salary and employee benefits which increased $155 thousand for the three month period and $249 thousand for the six month period over the comparable periods in 2007. Additional branch staffing was added in the Company’s North Carolina and Tennessee markets during 2008.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 9.51% for the six-month period ended June 30, 2008 from 11.14% for the corresponding period in 2007. As mentioned previously, the decrease in return on average equity is primarily attributable to the partial redemption of the Trust Preferred Securities and the increased provision for loan losses. Return on average assets for the six months ended June 30, 2008 was 0.64% compared to 0.80% for the six months ended June 30, 2007. Net interest income for the three-month and six-month periods ended June 30, 2008 increased 3.54% and 2.49%, respectively, or $170 thousand and $238 thousand as compared to the corresponding 2007 periods. Average interest-earning assets increased $23.08 million from the six-month period ended June 30, 2007 to the current six-month period while average interest-bearing liabilities increased $20.05 million over the same period. The tax-equivalent yield on average interest-earning assets was 6.75% for the six-month period ended June 30, 2008 representing a decrease of 28 basis points from the yield of 7.03% for the same period in 2007. The yield on average interest-bearing liabilities decreased 26 basis points to 3.84% for the six month period ended June 30, 2008 as compared to 4.10% for the same period in 2007.

The provision for loan losses for the three-month and six-month periods ended June 30, 2008 totaled $432 thousand and $842 thousand, respectively, a $289 thousand and $509 thousand increase over the corresponding periods in 2007. These increases in the provision for loan losses are due to increased loan growth and additional charge-offs during 2008. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first half of 2008 were $594 thousand compared with $336 thousand for the first half of 2007. Year–to–date net charge-offs were 0.12% and 0.08% of total loans for the periods ended June 30, 2008 and June 30, 2007, respectively. Loan loss reserves increased 6.90% to $4.88 million at June 30, 2008 from the amount at June 30, 2007. The Company’s allowance for loan loss reserves at June 30, 2008 decreased to 1.02% of total loans versus 1.04% at June 30, 2007. At December 31, 2007, the allowance for loan loss reserve as a percentage of total loans was also 1.03%.

Financial Position Total loans increased from $439.59 million at June 30, 2007 to $479.60 million at June 30, 2008. The majority of the Company’s loan growth for the first six months of 2008 has primarily been in real estate secured loans. The majority of the Company’s recent loan growth has been from its North Carolina and Tennessee markets due to increased commercial activity. During this same time period, loan volumes have slightly decreased in the Company’s Virginia market areas due to increased competition from banks, credit unions and other lending sources. Over the last couple of years, the Company has seen greater loan demand for commercial real estate and construction lending as opposed to consumer and single family residential lending. During the six-month period ended June 30, 2008, total loans increased $28.30 million. The loan to deposit ratio increased from 86.69% at June 30, 2007 to 94.54% at June 30, 2008. The loan to deposit ratio at December 31, 2007 was 88.01%. The increase in the loan to deposit ratio over the last twelve months is due to the increased competition for deposits in the Company’s market areas as well as increased funding from other sources. Deposits at June 30, 2008 have decreased $5.48 million since December 31, 2007 and have increased only $211 thousand since June 30, 2007.

The Company continues to utilize the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company borrowed an additional $8 million dollars from the FHLB in March of 2008 at a rate of 2.61%. This rate is fixed for 3 years. The Company also refinanced a $6 million dollar borrowing during March of 2008. The new advance has a rate of 2.66% and is fixed for 2 years. The rate on the previous advance that was paid off in March was 5.51%. The Company also uses a daily rate credit advance from the FHLB as a source of overnight funds. As of June 30, 2008 this advance had a balance of 15 million. The rate on this loan adjusts daily. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $9.00 million or 1.88% of total loans at June 30, 2008 compared with $8.12 million or 1.80% of total loans at December 31, 2007 and $7.82 million or 1.78% of total loans at June 30, 2007.

The majority of the non-performing assets at June 30, 2008 and June 30, 2007 is related to one large commercial credit. The Company is currently acquiring the property through foreclosure and bankruptcy proceedings. Approximately $1.3 million of the balance was transferred to OREO in June of 2008. In the event the collateral value is over-estimated or deteriorates management believes a sufficient amount of loan loss reserve has been allocated to the remainder of the loan to cover any potential future losses.

Investment securities and other investments totaled $129.49 million (market value) at June 30, 2008, which reflects a decrease of $7.38 million or 5.39% from the December 31, 2007 total of $136.87 million. The majority of the Company’s investment purchases during the six-month period were fixed rate mortgage backed securities. Investment securities available for sale and other investments at June 30, 2008 are comprised of mortgage backed securities (31.82% of the total securities portfolio), municipal issues (39.99%), collateralized mortgage obligations (CMO’s) (0.19%), corporate bonds (8.59%), SBA backed securities (0.05%), U. S. government agencies (11.53%), and equity securities (2.48%). The Company’s entire securities portfolio is classified as available for sale at both June 30, 2008 and 2007. Other investments (carrying value of $6.92 million and 5.35% of the total securities portfolio) include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Bankers’ Bank and Community Bankers’ Bank stock. These investments are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. The Company sold approximately $10.36 million of municipal bonds during the first six months of the year to fund loan growth and to reduce its exposure to Alternative Minimum Tax rates.

At June 30, 2008, net unrealized losses in the Company’s securities portfolio classified available for sale totaled $4.55 million. The majority of these unrealized losses were related to the Company’s holdings ($6.25 million in book value) of Federal Home Loan Mortgage Corporation and Federal National Mortgage Association agency preferred stock. As discussed in Footnote 2 in the Company’s Consolidated Financial Statements, management of the Company currently does not consider any of these losses to be other than temporary. It is management’s opinion that the unrealized losses are primarily related to interest rate changes and the current instability in the markets and not necessarily the long term results of these investments. The Company has both the ability and intent to hold these instruments for a time necessary to recover its cost. These instruments are stocks and do not have a stated maturity date. The Company continues to hold a “laddered” structure of these investments (a single 1- year floater, two 2- year floaters and a single 5- year floater). 70% of the quarterly dividends paid on these instruments are tax exempt. Therefore, as the coupon rates on these stocks increase relative to their corresponding indices, the amount of tax exempt income increases as well which also supports management’s position that the values of these stocks are related to the interest rate cycle. The current housing legislation passed by Congress further strengthens the agencies ability to continue to grow and also empowers the government to buy equity in both companies. Management feels that the implied guarantee provided to the agencies is further enhanced by the actions of Congress. Management also feels that the decline in value is not only related to low coupon rates but a cyclical issue related to the current housing crisis. Management feels that the agencies over time will be able to handle the cyclical credit issues with subsequent additional capital and future earnings streams. Valuation of these securities will continue to be monitored for permanent changes that might warrant a write down of the value.

In 2002, the Bank purchased $7.4 million of Bank Owned Life Insurance covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies are being used to offset future employee benefit costs. The Bank also purchased another $2.5 million of Bank-Owned Life Insurance on April 2, 2007. In 2002, the Bank became an equity owner in the Virginia Title Center, LLC, headquartered in Roanoke, Virginia. Virginia Title Center, LLC was formed for the purpose of issuing title insurance and is owned by several Virginia banks. It is anticipated that this investment will continue to generate on-going non-interest income for the Bank.

In 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. The Bank’s initial equity investment was $250,000 for two units of ownership. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. At the time of the Bank’s investment there were 32 owner banks. During the second quarter of 2008, Bankers Investments, LLC was acquired by Infinex Financial Group. The Bank simultaneously became an Infinex Financial Group shareholder. It is expected that a broader array of investment products and support will be provided by the new entity. Management anticipates that this investment will continue to provide additional non-interest income in the future.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $43.61 million at June 30, 2008, representing a decrease of $1.99 million or 4.36% over June 30, 2007. Total stockholders’ equity at December 31, 2007 was $46.71 million. The decrease in stockholders’ equity from December 31, 2007 to June 30, 2008 is primarily due to the decrease in market value of the Bank’s available for sale securities portfolio during this period that is reflected in Accumulated Other Comprehensive Income (Loss) and the common stock repurchases that occurred during the first half of the year.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($21.61 million at June 30, 2008) and unrestricted investment securities available for sale ($63.95 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

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

The Company has increased its amount of long term borrowings with the Federal Home Loan Bank over the last few years in an effort to lock in some longer term and cheaper funding as many of the Company’s time deposits have renewed to shorter maturities.

The earnings sensitivity measurements completed on a monthly basis indicate that the performance criteria against which sensitivity is measured are currently within the Company’s defined policy limits. A more complete discussion of the overall interest rate risk is included in the 2007 Form 10-K. There have been no material changes from such disclosure.

ITEM 4(T). Controls and Procedures.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1,2)	Maximum Number of Shares that May Yet Be Purchased Under the Program
Apr. 1, 2008 – Apr. 30, 2008	10,861	$17.00	10,861	14,546
May 1, 2008 – May 31, 2008	--	--	--	117,647
June 1, 2008 – June 30, 2008	1,300	$17.00	1,300	116,347
Total	12,161	$17.00	12,161

(1) On December 12, 2007, the Company’s board of directors approved a stock repurchase program to purchase over the next 12 months up to 147,059 shares of its outstanding common stock (the “2007 Program”). The Company has allocated $2.5 million to the 2007 Program and anticipates funding for the 2007 Program to come from available corporate funds. The 2007 Program replaces a prior authorization to repurchase shares of common stock that expired on December 12, 2007.

(2) On May 14, 2008, the Company’s board of directors approved a stock repurchase program to purchase over the next 7 months up to 117,647 shares of its outstanding common stock (the “2008 Program”). The Company has allocated $2.0 million to the 2008 Program and anticipates funding for the 2008 Program to come from available corporate funds. The 2008 Program replaces the 2007 Program. The Company currently has 4,998,091 shares of common stock outstanding.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 14, 2008.

(a)	N/A

(c) The agenda for the 2008 Annual Meeting of Shareholders of Highlands Bankshares, Inc. included one item, the election of nine directors to serve a one-year term.

The following directors were elected to serve a one-year term from the date of the 2008 Annual Meeting of

Shareholders:

Director’s Name	Votes For	Votes Withheld

James D. Morefield	3,118,708	0
James D. Moore, Jr.	3,118,708	0
J. Carter Lambert	3,117,599	1,108
Clydes B. Kiser	3,118,708	0
William E. Chaffin	3,118,708	0
William J. Singleton	3,118,708	0
E. Craig Kendrick	3,118,708	0
Charles P. Olinger	3,118,708	0
H. Ramsey White, Jr.	3,118,457	250

(d)	N/A

Item 5. Other Information

None

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Executive Vice President and Cashier
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
31.4	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.4	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC. (Registrant)

Date: August 14, 2008	/s/Samuel L. Neese
Samuel L. Neese Executive Vice President and Chief Executive Officer

Date: August 14, 2008	/s/James T. Riffe
James T. Riffe Executive Vice President and Cashier

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Executive Vice President and Cashier
31.3	Rule 13a-14(a) Certification of Chief Financial Officer
31.4	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Executive Vice President and Cashier pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.4	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.