Form 10-Q
period 2008-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2008-11-14
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒         No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐         No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,001,130 shares of common stock, par value $0.625 per share,

outstanding as of November 14, 2008

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2008

INDEX

PART I. FINANCIAL INFORMATION	PAGE
Item 1.	Financial Statements

Consolidated Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007 (Note 1)	3

Consolidated Statements of Income (Unaudited)
for the Three Months and Nine Months Ended
September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended September 30, 2008 and 2007	5

Consolidated Statements of Changes in
Stockholders’ Equity (Unaudited) for the Three Months and
Nine Months Ended September 30, 2008 and 2007	6-7

Notes to Consolidated Financial Statements (Unaudited)/font>	8-14

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations	15-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22-23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of
Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES AND CERTIFICATIONS	25

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) September 30, 2008	(Note 1) December 31, 2007

Cash and due from banks	$ 19,063	$ 23,998
Federal funds sold	1,005	8,129

Total Cash and Cash Equivalents	20,068	32,127

Investment securities available for sale (amortized cost $118,696 at September 30, 2008, $134,365 at December 31, 2007)	108,281	131,132
Other investments, at cost	6,316	5,735
Loans, net of allowance for loan losses of $5,082 at September 30, 2008, $4,630 at December 31, 2007	484,084	446,661
Premises and equipment, net	23,895	23,162
Interest receivable	4,030	4,079
Other assets	25,934	17,898

Total Assets	$ 672,608	$ 660,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 83,965	$ 83,986
Interest bearing	443,319	428,761

Total Deposits	527,284	512,747

Interest, taxes and other liabilities	3,830	3,662
Other short-term borrowings	75,608	44,105
Long-term debt	24,687	47,269
Capital securities	3,150	6,300

Total Other Liabilities	107,275	101,336

Total Liabilities	634,559	614,083

STOCKHOLDERS’ EQUITY

Common stock (5,000 and 5,108 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	3,125	3,193
Additional paid-in capital	7,675	7,405
Retained earnings	34,122	38,247
Accumulated other comprehensive income	(6,873)	(2,134)

Total Stockholders’ Equity	38,049	46,711

Total Liabilities and Stockholders’ Equity	$ 672,608	$ 660,794

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

		Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
INTEREST INCOME
Loans receivable and fees on loans		$8,276	$8,199	$24,817	$24,526
Securities available for sale:
Taxable		796	952	2,524	2,782
Exempt from taxable income		658	774	2,144	2,287
Other investment income		49	77	225	220
Federal funds sold		11	29	73	257

Total Interest Income		9,790	10,031	29,783	30,072

INTEREST EXPENSE
Deposits		3,523	4,238	11,305	12,614
Federal funds purchased		19	87	46	92
Other borrowed funds		1,191	1,133	3,597	3,253

Total Interest Expense		4,733	5,458	14,948	15,959

Net Interest Income		5,057	4,573	14,835	14,113

Provision for Loan Losses		509	93	1,351	426

Net Interest Income after Provision for Loan Losses		4,548	4,480	13,484	13,687

NON-INTEREST INCOME
Securities gains, net		--	35	119	35
Other than temporary impairment charge		(5,989)	--	(5,989)	--
Service charges on deposit accounts		611	591	1,822	1,740
Other service charges, commissions and fees		361	360	1,090	1,020
Other operating income		187	215	530	605

Total Non-Interest Income		(4,830)	1,201	(2,428)	3,400

NON-INTEREST EXPENSE
Salaries and employee benefits		2,563	2,466	7,627	7,281
Occupancy expense of bank premises		268	234	804	730
Furniture and equipment expense		429	350	1,271	1,134
Other operating expense		1,210	1,235	3,724	3,516

Total Non-Interest Expense		4,470	4,285	13,426	12,661

Income (Loss) Before Income Taxes		(4,752)	1,396	(2,370)	4,426

Income Tax Expense (Benefit)		(1,850)	180	(1,613)	657

Net Income		$(2,902)	$1,216	$(757)	$3,769

Basic Earnings Per Common Share – Weighted Average		$(0.58)	$0.24	$(0.15)	$0.73

Earnings Per Common Share – Assuming Dilution	$	(0.58)	$0.23	$(0.15)	$0.72

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(757)	$3,769
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,351	426
Depreciation and amortization	998	938
Net realized gains on available-for-sale securities	(119)	(35)
Net amortization on securities	281	314
Amortization of capital issue costs	116	20
Other than temporary impairment charge	5,989	--
Increase (decrease) in interest receivable	49	(437)
Increase in other assets	(5,759)	(2,341)
Increase (decrease) in interest, taxes and other liabilities	168	(368)

Net cash provided by operating activities	2,317	2,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	10,467	1,725
Proceeds from maturities of debt and equity securities	18,453	18,869
Purchase of debt and equity securities	(19,402)	(22,865)
Purchase of other investments	(581)	(766)
Net increase in loans	(38,773)	(9,753)
Premises and equipment expenditures	(1,682)	(4,733)

Net cash used in investing activities	(31,518)	(17,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	7,955	10,597
Net increase in demand, savings and time deposits	6,582	3,023
Net increase in short-term borrowings	31,503	8,503
Net increase (decrease) in long-term debt	(22,582)	6,421
Redemption of Capital Securities	(3,150)
Cash dividends paid	(1,104)	(1,032)
Proceeds from exercise of common stock options	289	312
Repurchase of common stock	(2,351)	(1,164)

Net cash provided by financing activities	17,142	26,660

Net increase (decrease) in cash and cash equivalents	(12,059)	11,423

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32,127	17,979
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,068	$29,402

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$15,465	$15,859
Income taxes	$-	$1,165

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2007	5,171	$ 3,232	$ 7,273	$ 37,089	$ (1,993)	$ 45,601

Comprehensive income (loss):
Net income	-	-	-	1,216	-	1,216
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $205	-	-	-	-	397	397
Less: reclassification adjustment, net of deferred income tax expense of $12	-	-	-	-	(23)	(23)

Total comprehensive income (loss)	-	-	-	-	-	1,590

Common stock issued for stock options exercised, net	3	2	46	-	-	48
Common stock repurchased	(26)	(17)	-	(421)	-	(438)

Balance, September 30, 2007	5,148	$ 3,217	$ 7,319	$ 37,884	$ (1,619)	$ 46,801

Balance, June 30, 2008	5,019	$ 3,137	$ 7,650	$ 37,372	$ (4,548)	$ 43,611

Comprehensive income (loss):
Net income (loss)	-	-	-	(2,902)	-	(2,902)
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $1,198	-	-	-	-	(2,325)	(2,325)
Less: reclassification adjustment	-	-	-	-	-	-

Total comprehensive income (loss)	-	-	-	-	-	(5,227)

Common stock issued for stock options exercised, net	3	2	25	-	-	27
Common stock repurchased	(22)	(14)	-	(348)	-	(362)

Balance, September 30, 2008	5,000	$ 3,125	$ 7,675	$ 34,122	$ (6,873)	$ 38,049

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2006	5,187	$ 3,242	$ 7,026	$ 36,267	$ (828)	$ 45,707

Comprehensive income (loss):
Net income	-	-	-	3,769	-	3,769
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $395	-	-	-	-	(768)	(768)
Less: reclassification adjustment, net of deferred income tax expense of $12	-	-	-	-	(23)	(23)

Total comprehensive income (loss)	-	-	-	-	-	(791)

Common stock issued for stock options exercised, net	31	19	293	-	-	312
Cash dividend	-	-	-	(1,032)	-	(1,032)
Common stock repurchased	(70)	(44)	-	(1,120)	-	(1,164)

Balance, September 30, 2007	5,148	$ 3,217	$ 7,319	$ 37,884	$ (1,619)	$ 46,801

Balance, December 31, 2007	5,109	$ 3,193	$ 7,405	$ 38,247	$ (2,134)	$ 46,711

Comprehensive income (loss):
Net income (loss)	-	-	-	(757)	-	(757)
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $2,401	-	-	-	-	(4,660)	(4,660)
Less: reclassification adjustment, net of deferred income tax expense of $41	-	-	-	-	(79)	(79)

Total comprehensive income (loss)	-	-	-	-	-	(5,496)

Common stock issued for stock options exercised, net	30	19	270	-	-	289
Cash dividend	-	-	-	(1,104)	-	(1,104)
Common stock repurchased	(139)	(87)	-	(2,264)	-	(2,351)

Balance, September 30, 2007	5,000	$ 3,125	$ 7,675	$ 34,122	$ (6,873)	$ 38,049

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2007 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2007 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 is as follows (in thousands):

	2008	2007

Balance, January 1	$ 4,630	$ 4,565
Provision	1,351	426
Recoveries	113	175
Charge-offs	(1,012)	(562)

Balance, September 30	$ 5,082	$ 4,604

Note 3 - Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows (in thousands):

	2008	2007

Tax expense (benefit) at statutory rate	$ (806)	$ 1,505
Increase (reduction) in taxes from:
Tax-exempt interest	(729)	(777)
Other, net	(78)	(71)

Provision for income taxes	$ (1,613)	$ 657

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of specified minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at September 30, 2008.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	9.81%	10.88%	6.97%

Highlands Bankshares, Inc.	9.98%	11.04%	7.09%

Note 5 – Other than Temporary Impairment Charge

The net loss for the three months and nine months ended September 30, 2008 included a reduction in earnings to recognize an “other-than-temporary-impairment charge” in the amount of $3.95 million (net of the applicable tax benefit) on our investment in preferred stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Corporation (Fannie Mae”), both government sponsored enterprises (“GSE”). The decision to recognize the unrealized mark-to-market loss on these securities as an “other-than-temporary impairment (“OTTI”) is based on the significant decline in the market value of the securities caused by recent events. Prior to this charge, impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected as a reduction to equity through other comprehensive income.

On September 7, 2008 the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting both Fannie Mae and Freddie Mac under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock for an unspecified amount of time and giving management control to their regulator, the FHFA. Due to the actions of the United States government and the uncertainty surrounding the ongoing viability of these two Government Sponsored Enterprises, Highlands Bankshares, Inc. determined that the OTTI charge was necessary under generally accepted accounting principles. This OTTI charge is a one time, non-cash impairment charge.

These agency preferred stocks were widely held by banks, both large and small, and by insurance companies. The company and the bank have consistently reported their tier one leverage, tier one risk based, and total risk based regulatory capital ratios reflecting the market losses in these equity securities in compliance with regulatory standards. After considering the impact of this one time charge to earnings, both the company and the bank remain “well capitalized” under regulatory guidelines. Being a one time, non-cash impairment charge, it does not affect the Company’s cash flows.

Notes to Consolidated Financial Statements

(Unaudited)

Note 6 – Earnings (Loss) Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the nine and three months ended September 30, 2008 and 2007.

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2008	2007	2008	2007

Basic Earnings (Loss ) Per Share	($ 0.15)	$ 0.73	($ 0.58)	$ 0.24

Basic Average Number of Shares	5,029,764	5,164,612	5,005,805	5,161,268

Diluted Earnings (Loss) Per Share	($ 0.15)	$ 0.72	($ 0.58)	$ 0.23

Diluted Average Number of Shares	5,029,764	5,233,687	5,005,805	5,230,343

Note 7– Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2008, these commitments included: standby letters of credit of $2.49 million; equity lines of credit of $10.15 million; credit card lines of credit of $4.75 million; commercial real estate, construction and land development commitments of $10.37 million; and other unused commitments to fund interest earning assets of $26.43 million.

During the first half of 2008, the Company entered into a contract for the construction of a branch bank in East Sevierville, Tennessee. The branch bank is expected to be completed and opened in the fourth quarter of 2008. The estimated cost of this contract is $730 thousand.

Note 8 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (“SFAS 141(R)”) which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record a disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs, although no impact is expected.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited.

Notes to Consolidated Financial Statements

(Unaudited)

The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS N.. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FASB does not expect that this Statement will result in a change in current practice and the Company does not anticipate any impact on its financial position, results of operations and cash flow.

In September 2008, the FASB issued FASB Staff Position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement no. 161,” (FSP SFAS 133-1 and FIN 45-4”) effective for reporting periods (annual or interim) ending after November 15, 2008. FSB SFAS 133-1 and FIN 45-4 amends SFAS 133 to require the seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives. The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed. The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods. FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company’s financial position, results of operations or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting. The press release includes guidance on the use of management’s internal assumptions and the use of “market”

Notes to Consolidated Financial Statements

(Unaudited)

quotes. It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008 the FASB issued FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP SFAS 157-3”). This FSB clarifies the application of SFAS No. 157, “Fair Value Measurements” (see Note 7) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ending September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.

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

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The Company’s

Notes to Consolidated Financial Statements

(Unaudited)

available for sale securities portfolio totaling $108,281,000 at September 30, 2008 is the only asset group whose fair value is measured on a recurring basis using Level 2 inputs from independent pricing models.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. At September 30, 2008, the aggregate carrying amount of impaired loans was $4,770,318.

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The aggregate carrying amount of foreclosed assets and repossessions at September 30, 2008 was $4,081,674.

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

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2008 reflected a net loss of $2.90 million and $757 thousand, respectively. The net loss for the three months and nine months ended September 30, 2008 included a reduction in earnings to recognize an “other-than-temporary-impairment charge” in the amount of $5.99 million before the applicable tax benefit on our investment in preferred stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Corporation (Fannie Mae”), both government sponsored enterprises (“GSE”). The decision to recognize the unrealized mark-to-market loss on these securities as an “other-than-temporary impairment (“OTTI”) is based on the significant decline in the market value of the securities caused by recent events. Prior to this charge, impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected as a reduction to equity through other comprehensive income.

Since the time we purchased these instruments (which occurred during 2001-2003), we have continued to monitor the market value of our ownership in these instruments. Even as late as July 2008, these instruments were rated as an investment grade security by the various credit rating agencies. On September 7, 2008 the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting both Fannie Mae and Freddie Mac under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock for an unspecified amount of time and giving management control to their regulator, the FHFA. Due to the actions of the United States government and the uncertainty surrounding the ongoing viability of these two Government Sponsored Enterprises, Highlands Bankshares, Inc. determined that the OTTI charge was necessary under generally accepted accounting principles. This OTTI charge is a one time, non-cash impairment charge.

These agency preferred stocks were widely held by banks, both large and small, and by insurance companies. The company and the bank have consistently reported their tier one leverage, tier one risk based, and total risk based regulatory capital ratios reflecting the market losses in these equity securities in compliance with regulatory standards. After considering the impact of this one time charge to earnings, both the company and the bank remain “well capitalized” under regulatory guidelines. Being a one time, non-cash impairment charge, it does not affect the Company’s cash flows.

The third quarter of 2008 resulted in a decrease in earnings of $4.12 million as compared to the third quarter of 2007. Excluding the OTTI charge for the nine month period ended September 30, 2008, the Company earned $574 thousand less than the corresponding period in 2007.  We had operating earnings for the nine months ended September 30, 2008 of $3.20 million and $1.05 million for the three months ended September 30, 2008. Operating earnings decreased for the three months and nine months ended September 30, 2008 by 13.65% and 15.23% respectively as compared to the comparable periods in 2007.

The decrease in operating earnings was primarily due to an increase in the provision for loan losses of approximately $925 thousand before tax as compared to the first nine months of 2007. The additional provision was due to both increased loan growth and additional charge-offs during 2008 compared to the prior period. Loan loss provision for the three months ended September 30, 2008 was $416 thousand more than the three months ended September 30, 2007.

Over the past several months, as the Federal Reserve has decreased short-term rates, the Company has had a significant portion of its interest earning assets re-price due to the fact that they were adjustable rate instruments. The re-pricing of the Bank’s interest earning assets has been offset by the decrease in interest expense as the Company’s interest bearing liabilities have also been re-pricing at lower rates.

Total interest income for the three and nine months ended September 30, 2008 was $241 thousand and $289 thousand, respectively, less than the comparable 2007 periods due to new loan and investment securities volume being booked at lower rates and existing adjustable rate loans and investment securities re-pricing at lower rates. The Company’s total interest expense decreased by $725 thousand for the three months and $1.01 million for the nine months over the same periods due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or re-price. Net interest income for the three month period ended September 30, 2008 increased 10.58% or $484 thousand compared to the three month period ended September 30, 2007. Net interest income for the nine month period ended September 30, 2008 increased 5.12% or $722 thousand compared to the nine month period ended September 30, 2007. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits and loans.

Excluding the OTTI charge to non-interest income, during the three months ended September 30, 2008, the Company’s non-interest income decreased by $42 thousand. During the nine months ended September 30, 2008, the Company’s non-interest income increased by $161 thousand. Service charges on deposit accounts increased by $20 thousand for the three-month period and $82 thousand for the nine-month period ending September 30, 2008 as compared to the prior period. Security gains for the nine month period ended September 30, 2008 were $84 thousand more than the comparable 2007 period.

Non-interest expense for the three and nine month periods ended September 30, 2008 increased $185 thousand and $765 thousand, respectively, from the comparable periods in 2007. The majority of this increase was related to salaries and employees benefits which increased $97 thousand for the three month period and $346 thousand for the nine month period from the comparable periods in 2007. Additional branch staffing was added in the Company’s Tennessee markets as a result of the Company’s new branch in Knoxville, Tennessee.

Operating results of the Company when measured as a percentage of average equity excluding the one time OTTI charge reveal a decrease in return on average equity to 9.75% for the nine-month period ended September 30, 2008 from 10.93% for the corresponding period in 2007. Likewise, excluding the OTTI charge, return on average assets for the nine months ended September 30, 2008 was 0.64% compared to 0.78% for the nine months ended September 30, 2007. Average interest-earning assets increased $24.42 million from the nine month period ended September 30, 2007 to the current nine-month period while average interest-bearing liabilities increased $22.38 million from the same period. The tax-equivalent yield on average interest-earning assets was 6.67% for the nine-month period ended September 30, 2008 representing a decrease of 35 basis points from the yield of 7.02% for the same period in 2007. The yield on average interest-bearing liabilities decreased 42 basis points to 3.73% for the nine month period ended September 30, 2008 as compared to 4.15% for the same period in 2007.

Excluding the OTTI charge to earnings, earnings per share for the three and nine months ended September 30, 2008 was $0.21 and $0.64, respectively, as compared to $0.24 and $0.73 for the corresponding periods in 2007.

The provision for loan losses for the three-month and nine-month periods ended September 30, 2008 totaled $509 thousand and $1.35 million, respectively, a $416 thousand and $925 thousand increase as compared to the corresponding periods in 2007. These increases in the provision for loan losses are primarily due to loan growth and net charge-offs being higher in 2008. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the nine months ended September 30, 2008 were $898 thousand compared with $387 thousand for the same period in 2007. Year–to–date net charge-offs were 0.18% and 0.09% of total loans for the periods ended September 30, 2008 and September 30, 2007, respectively. Loan loss reserves increased 10.38% to $5.08 million at September 30, 2008 from September 30, 2007. The Company’s allowance for loan loss reserves at September 30, 2008 increased to 1.04% of total loans versus 1.03% at September 30, 2007. At December 31, 2007, the allowance for loan loss reserve as a percentage of total loans was also 1.03%.

Financial Position

Total loans increased from $446.96 million at September 30, 2007 to $489.17 million at September 30, 2008. The majority of the Company’s loan growth for the first nine months of 2008 has been in real estate secured loans. The majority of the Company’s loan growth over the last few years has been from its North Carolina and Tennessee markets due to increased commercial activity. During this same time period, loan volumes have slightly decreased in the Company’s Virginia market areas due to increased competition from banks, credit unions and other lending sources. In the past two years however, the Company has restricted its concentration in construction and development lending as the credit crisis has worsened. During the nine-month period ended September 30, 2008, total loans increased $37.88 million. The loan to deposit ratio has increased from 87% at September 30, 2007 to 92.77% at September 30, 2008. The loan to deposit ratio at December 31, 2007 was 88.01%. The increase in the loan to deposit ratio over the last twelve months is due to the increased competition for deposits in the Company’s market areas as well as increased funding from other sources. Deposits at September 30, 2008 have increased $14.54 million since December 31, 2007 and have increased $13.56 million since September 30, 2007.

The Company continues to utilize the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company borrowed an additional $8 million dollars from the FHLB in March of 2008 at a rate of 2.61%. This rate is fixed for 3 years. The Company also refinanced a $6 million dollar borrowing during March of 2008. The new advance has a rate of 2.66% and is fixed for 2 years. The rate on the previous advance that was paid off in March was 5.51%. The Company also uses a daily rate credit advance from the FHLB as a source of overnight funds. As of September 30, 2008 this daily rate advance was paid down to zero. The rate on this loan adjusts daily. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets were $10.22 million or 2.09% of total loans at September 30, 2008 compared with $8.12 million or 1.80% of total loans at December 31, 2007 and $9.23 million or 2.06% of total loans at September 30, 2007. Non-performing assets are comprised of loans on non-accrual status (approximately 4.7 million), loans contractually past due 90 days or more and still accruing interest (approximately 1.7 million), other real estate owned and repossessions (approximately 4.1 million).

The most significant component of non-performing assets at September 30, 2008 and September 30, 2007 is related to one large commercial credit –approximately $4.2 million. The Company is currently acquiring the property through foreclosure and bankruptcy proceedings. Approximately $1.3 million of the balance was transferred to OREO in June of 2008. In the event the collateral value is over-estimated or deteriorates management believes a sufficient amount of loan loss reserve has been allocated to the remainder of the loan to cover any potential future losses.

Investment securities and other investments totaled $114.60 million (market value) at September 30, 2008, which reflects a decrease of $22.27 million or 16.27% from the December 31, 2007 total of $136.87 million. The decrease in market value is reflected in Stockholders’ Equity as a component of Other Comprehensive Income. Management believes that the current loss in market value of the Bank’s available for sale securities portfolio is temporary and primarily related to the current credit crisis that has worsened in the last 6 months as the market for many investment securities has become very illiquid. The recent government legislation passed by Congress is first and foremost aimed at providing more liquidity into the credit markets.

The majority of the Company’s investment purchases during the nine-month period were fixed rate mortgage backed securities. Investment securities available for sale and other investments at September 30, 2008 are comprised of mortgage backed securities (34.29% of the total securities portfolio), municipal issues (43.66%), collateralized mortgage obligations (CMO’s) (0.18%), corporate bonds (5.68%), SBA backed securities (0.05%), U. S. government agencies (10.39%), and equity securities (.23%). The Company’s entire securities portfolio is classified as available for sale at both September 30, 2008 and 2007. Other investments (carrying value of $6.32 million and 5.51% of the total securities portfolio) include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Silverton Bank, Pacific Coast Bankers Bank and Community Bankers’ Bank stock. These investments are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. The Company sold approximately $10.36 million of municipal bonds during the first six months of the year to fund loan growth and to reduce its exposure to Alternative Minimum Tax rates.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $38.05 million at September 30, 2008, representing a decrease of $8.75 million or 18.7% from September 30, 2007. Total stockholders’ equity at December 31, 2007 was $46.71 million. The decrease in stockholders’ equity from December 31, 2007 to September 30, 2008 is primarily due to the decrease in market value of the Bank’s available for sale securities portfolio during this period that is reflected in Accumulated Other Comprehensive Income (Loss) and the common stock repurchases that occurred during the year. Management believes that the current loss in market value of the Bank’s available for sale securities portfolio is temporary and primarily related to the current credit crisis that has worsened in the last 6 months as the market for many investment securities has become very illiquid.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($20.07 million at September 30, 2008) and unrestricted investment securities available for sale ($46.0 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with the Federal Home Loan Bank, Federal Reserve Bank and several correspondent financial institutions. The Company is also a member of the Qwickrate and CDARS networks to provide additional funding from outside its market areas. Investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company is currently reviewing the recently passed federal legislation pertaining to the housing crisis as well as the new FDIC measures approved in October of 2008. Some of the programs include the following:

•	The Treasury buying preferred stock in financial institutions.
•	The Treasury buying up Troubled assets from the financial industry.
•	The Treasury providing insurance to financial institutions to guarantee the principal and interest payments on certain assets.
•	The FDIC insuring non-interest bearing transaction account balances above $250,000.
•	The FDIC guaranteeing newly issued unsecured debt by financial institutions.

The Company is currently reviewing and discussing the various programs to determine the advantages and disadvantages of each as well as the mechanics involved to participate.

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the “Risk Factors” previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K and the factors discussed under “Forward-Looking Statements” in Item 2 of this Form 10-Q, the following additional risks and uncertainties should be considered:

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of overnight borrowing or other relationships.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008 the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).

There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure to the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduce the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliable be determined at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to repurchases of common stock that the Company made during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2008 – July 31, 2008	15,005	$17.00	15,005	101,342
Aug. 1, 2008 – Aug. 31, 2008	1,136	$17.00	1,136	100,206
Sept. 1, 2008 – Sept. 30, 2008	5,705	$15.30	5,705	94,501
Total	21,846	$16.56	21,846

(1) On May 14, 2008, the Company’s board of directors approved a stock repurchase program to purchase over the next 7 months up to 117,647 shares of its outstanding common stock (the “2008 Program”). The Company has allocated $2.0 million to the 2008 Program and anticipates funding for the 2008 Program to come from available corporate funds. The 2008 Program replaces the 2007 Program. The Company currently has 5,001,130 shares of common stock outstanding.

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

HIGHLANDS BANKSHARES, INC.

(Registrant)

Date: November 14, 2008	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and

Chief Executive Officer

Date: November 14, 2008	/s/ James T. Riffe
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