Form 10-K
period 2008-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2009-03-31
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Common Stock, $0.625 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $64,917,492.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. As of March 11, 2009, there were 5,001,136 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Annual Financial Statements – Part II

Proxy Statement for the 2009 Annual Meeting of Shareholders—Part III

Part I.

Item I. Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Bank Holding Company Act (BHCA). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2008: the Bank, which was formed in 1985, and Highlands Capital Trust I (HCTI), a statutory business trust (the “Trust”) which was formed in 1998.

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

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2008, had purchased eight full service insurance agencies across the state of Virginia. HUIS is used to sell insurance services through Bankers’ Insurance, LLC. The number of owner banks involved with Bankers’ Insurance, LLC was forty-two as of December 31, 2008.

Highlands Union Financial Services, Inc.

The Bank operated a financial services department for the purpose of brokering various investment vehicles until January 2, 2001. At that time, Highlands Union Financial Services, Inc., a wholly-owned subsidiary of the Bank, was created to convert that department into a separate legal entity in order to offer third –party mutual funds and other financial services to its customers in all market areas served. During 2004, changes to the NASD rules required financial services to be operated underneath the bank structure once again. The only activity in Highlands Union Financial Services now relates to commissions from the sale of life insurance

In February 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. The Bank’s equity investment was $250,000 for two units of ownership. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. During 2007, Bankers Investments was acquired by Infinex, LLC, a full service provider of a wide array of investment sevices. Infinex, LLC is owned by member banks and banking associations.

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

Residential Real Estate Loans

Loans secured by residential real estate are originated and held by the Bank. Residential real estate loans carry risks associated with the continued credit–worthiness of the borrower and changes in the value of collateral. The Bank also offers secondary market fixed rate mortgages through multiple sources. These loans and servicing rights are generally sold immediately into the secondary market and fees received are recorded as income. These loans must meet certain criteria generally set by the secondary market.

Construction Loans

The Bank makes loans for the purpose of financing the construction of business and residential structures to financially responsible business entities and individuals. These loans are subject to the same credit criteria as commercial and residential real estate loans. In addition to the risks associated with all real estate loans, construction loans bear the risks that the project will not be finished according to schedule, the project will not be finished according to budget or the value of the collateral may at any point in time be less than the principal amount of the loan. Construction loans also bear the risk that the general contractor, who may or may not be the Bank's loan customer, is unable to finish the construction project as planned because of financial pressures unrelated to the project. Loans to customers that are made as permanent financing of construction loans may likewise under certain circumstances be affected by external financial pressures. During the current economic crisis, the Company has seen a decline in the area of construction lending.

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

Participation Loans

The Bank will occasionally buy or sell all or a portion of a loan. The Bank will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan to a single borrower will exceed the Bank's legal lending limit, which is 15 percent of the unimpaired capital and unimpaired surplus of the bank; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the Bank's legal lending limit to a single borrower; (iii) the Board of Directors or an internal Loan Committee believes that a particular borrower has a sufficient level of debt with the Bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by Bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location, one industry or in one particular type of loan. The Bank will consider purchasing a participation in a loan from another financial institution if the loan meets all applicable credit quality standards and (i) the Bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

The following table sets forth, for the two fiscal years ended December 31, 2008 and 2007, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2008	Interest and Fees on Loans	86.76%
December 31, 2007	Interest and Fees on Loans	73.03%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of:

•	all of Washington County, Virginia
•	portions of Smyth County, Virginia
•	the City of Bristol, Virginia
•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee
•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee
•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee,
•	the City of Knoxville, Tennessee and adjacent portions of Knox County, Tennessee
•	the Town of Banner Elk and adjacent portions of Avery County, North Carolina
•	the Town of Boone and adjacent portions of Watauga County, North Carolina
•	the Town of West Jefferson, North Carolina and adjacent portions of Ashe County, North Carolina

                The local economy is diverse and is oriented toward retail and service, light manufacturing, higher education and agriculture.

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, manufacturing, trade, and services sectors are the largest industries, in terms of total number of jobs in as of 2007. The educational , health and social services sector provides the most jobs and contributes 17.80% of the total city/county employment. The latest unemployment figures as of December 2008 reflect an unemployment rate of 8.3% and 6.9% for the Bristol, Virginia and Washington County, Virginia respectively.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia. The latest unemployment figures reflect an unemployment rate of 6.8% reported as of December 2008. In Smyth County, manufacturing is the largest employment industry and makes up 33.3% of all jobs throughout the County, totaling 4,958 individuals. The educational, health and social services sector accounts for 18.5% of the total jobs, totaling 2,756 individuals.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 5.8% as of December 2008.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County. Rogersville’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 7.6% as of December 2008. In Hawkins County, manufacturing, and retail trade are the largest sectors, in terms of total employment. Manufacturing is the major employer in the county making up 53.9% percent of all jobs throughout the County.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the county include tourism, retail, and service related industries. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures reflect an unemployment rate of 8.5% as of December 2008. The total population has increased sharply, since its 2000 population of 71,709.

Knoxville, Tennessee is located in Knox County, Tennessee. Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee. Knoxville serves as the county seat and is the third largest city in the state of Tennessee. Major employers for the county include manufacturing, retail, entertainment industries, and warehousing and distribution industries. The latest unemployment figures reflect an unemployment rate of 5.7% as of December 2008. Knox County had a population that was estimated at 411,967 for the year 2007 and Knoxville had an estimated population of 187,337 for the year 2007. Knoxville’s central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina. Watauga County, North Carolina has an estimated population of 42,700 as of December 2007. Watauga County’s three largest employment sectors are private industry, education services and retail trade. The latest unemployment figures reflect an unemployment rate of 5.7% as of December 2008. Watauga County, North Carolina’s largest employer is Appalachian State University. Appalachian State is the sixth largest university in the University of North Carolina system. Employment at Appalachian State University has remained relatively stable over the past four years.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina. Avery County, North Carolina had an estimated population of 17,674 as of December 2007. In Avery County, education, health and social services, retail trade, and the accommodation and food services sectors are the largest industries, in terms of total number of jobs in 2007. The latest unemployment figures reflect an unemployment rate of 7.6% as of December 2008.

West Jefferson, North Carolina is located in Ashe County in the northwestern mountains of North Carolina. Ashe County, North Carolina had a population that was estimated at 25,499 as of December 2007. In Ashe County, manufacturing, education and health services, and public administration are the largest employment industries. The latest unemployment figures reflect an unemployment rate of 10.1% as of December 2008.

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

Highlands Bankshares, Inc.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and Chapter 13 of the Virginia Banking Act, as amended (the Virginia Banking Act). The activities of the Company also are governed by the Gramm-Leach-Bliley Act of 1999.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer’s audit committee members and the SOX Act also restricts certain services that the audit firm may perform. In addition, the audit partners must be rotated. The SOX Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the SOX Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Troubled Asset Relief and Temporary Liquidity Guarantee Programs. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008 the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).

Under the TARP Capital Purchase Program, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock (from the $700 billion authorized by the EESA). In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions agreed to participate in the Capital Purchase Program. The standards include a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the Capital Purchase Program will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the Capital Purchase Program were enacted as part of ARRA.

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP Capital Purchase Program recipients, including the Company, until the institution has redeemed the preferred stock, which TARP Capital Purchase Program recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the TARP Capital Purchase Program, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury.

The ARRA amends Section 111 of the EESA to require the Secretary of the Treasury (the “Secretary”) to adopt additional standards with respect to executive compensation and corporate governance for TARP Capital Purchase Program recipients. The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP Capital Purchase Program remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP Capital Purchase Program participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP Capital Purchase Program participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act with the Secretary having authority to negotiate for reimbursement.

The ARRA also sets forth additional corporate governance obligations for TARP Capital Purchase Program recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP Capital Purchase Program recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. The Secretary is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

There can be no assurance, however, as to the actual impact that the EESA, ARRA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure to the EESA, ARRA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Additionally, if EESA fails to bring stability to the financial markets, additional burdensome regulation may be enacted.

In December of 2008, the Company applied for and received preliminary approval to issue up to $14.4 million of preferred stock to the U. S. Treasury. During the first quarter of 2009, the Company began the process of requesting shareholder approval to amend its Articles of Incorporation to issued preferred shares. The Company’s Board of Directors and management are currently reviewing the merits of the program.

The Company and Bank also elected to participate in the Temporary Liquidity Guarantee Program. As of December 31, 2008, neither entity however, had any senior unsecured debt. The second aspect of the program is related to all non-interest bearing transaction accounts and all deposit transaction accounts with a interest rate up to .50% are fully insured. Beginning in December of 2008, the Bank began taking full advantage of this additional insurance.

Highlands Union bank.

General. The Bank, as a state chartered member of the Federal Reserve, is subject to regulation and examination by the Virginia State Corporation Commission and the Federal Reserve Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $250,000 per depositor, subject to aggregation rules through December 31, 2009). The Federal Reserve Board and the Virginia Bureau of Financial Institutions regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates paid on deposits, interest rates or fees chargeed on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Federal Reserve Board requires the Bank to maintain certain capital ratios. The Bank is required by the Federal Reserve Board to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Federal Reserve Board. The Bank also is required by the Federal Reserve Board to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While appropriate for safety and soundness of banks, these requirements impact banking overhead costs.

The Bank is organized as a Virginia-chartered banking corporation and is regulated and supervised by the Bureau of Financial Institutions (BFI) of the Virginia State Corporation Commission. In addition, as a federally insured bank, the Bank is regulated and supervised by the Federal Reserve Board, which serves as its primary federal regulator, and is subject to certain regulations promulgated by the FDIC. Under the provisions of federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on extensions of credit to their affiliates, on investments in the stock or other securities of affiliates and on the taking of such stock or securities as collateral from any borrower. In addition, these banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (the “CRA”), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the bank, including low and moderate-income neighborhoods. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch locations. The regulations require banks to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. Management expects that the Bank’s compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase. The Bank received "Satisfactory" CRA ratings in the last examination by bank regulators.

Federal Deposit Insurance Corporation Improvement Act of 1991. The difficulties encountered nationwide by financial institutions from the 1980s through 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) bolstered the deposit insurance fund, tightened bank and thrift regulation and trimmed the scope of federal deposit insurance as summarized below.

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

The Bank met the requirements at December 31, 2008 to be classified as “well capitalized.” This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

During 2008, the FDIC increased the “base” amount of FDIC insurance from $100,000 to $250,000. This additional coverage is extended until December 31, 2009. The FDIC has also issued revisions to its premium scale which will approximately double the amount of FDIC premium that the Bank is currently paying. The new FDIC rates are effective in 2009. Currrently the Bank is categorized in the highest or most beneficial classification in terms of deposit insurance premiums. On February 27th, 2009, the FDIC also approved a special assessment to all banks payable on September 30th, 2009 to replenish the fund to an acceptable level during this time of economic crisis and numerous bank failures. It is estimated that this special assessment will be approximately $500 thousand dollars.

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

Registrant's Organization and Employment

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2008, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers was paid by the subsidiary bank, including fees paid to its directors. In previous years, stock based compensation, through the form of stock options, is paid/granted through the Company. During 2007, compensation paid to HUFS officers and employees was paid through the Bank. At December 31, 2008, the Bank employed 249 full time equivalent employees at its main office, operations center and branch offices. The Company, HCTI, HUFS and HUIS had no employees at this time.

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

Item 1A. Risk Factors

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of the Company’s loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•

The processes the Company uses to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•

The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge-offs.

•

The Company expects to face increased regulation of its industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

As these conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition.

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

Uncertainty in the financial markets could adversely affect our investment portfolio values.

The upheaval in the financial markets over the past year has adversely impacted investor demand for all classes of securities and has resulted in volatility in the fair values of our investment securities. Significant prolonged reduction in investor demand could result in lower fair values for these securities and may result in recognition of an other-than-temporary impairment charge, which would have a direct adverse impact on results of operations.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company’s and the Bank’s headquarters are located at 340 W. Main Street, Abingdon, Virginia. In addition to the Bank's Main Office location, the Bank owns twelve branch offices: one in the Town of Abingdon, Virginia; one in Washington County, Virginia; two in the City of Bristol, Virginia; one in the Town of Glade Spring, Virginia; one in the Town of Marion, Virginia; one in the City of Bristol, Tennessee; one in the Town of Rogersville, Tennessee; one in the Town of Boone, North Carolina; one in the Town of Banner Elk, North Carolina; two in the City of Sevierville, Tennessee; and one in the City of Knoxville, Tennessee. The Bank owns the land and buildings of all of these branch offices as well as the main office for the Company and Bank.

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

The Company owns the land and buildings used as the Bank’s Operations Center and Technology House in Abingdon, Virginia. The Bank owns the land and vacant building on property adjacent to the Company’s Operations Center in Abingdon, Virginia. The Bank owns vacant land adjacent to its Main Branch Office in Abingdon, Virginia. The Bank owns approximately 14 acres of vacant land in Abingdon, Virginia for future possible development of a corporate headquarters. The Bank also owns an additional lot in Boone, North Carolina (approximately 1 acre) for future branching.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The stock transfer agent of the Company attempts to keep a record of stock sales by asking the parties about the trade price per share. Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2008 and 2007.

Common Stock Performance – December 31, 2008

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$17.00	$14.25	$16.94	$ -

Second Quarter	$18.00	$13.20	$16.77	$ 0.22

Third Quarter	$17.00	$ 8.50	$15.79	$ -

Fourth Quarter	$17.00	$ 8.16	$10.79	$ -

Common Stock Performance – December 31, 2007

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$16.50	$15.35	$16.41	$ -

Second Quarter	$16.50	$15.10	$16.29	$ 0.20

Third Quarter	$17.00	$14.50	$16.32	$ -

Fourth Quarter	$17.00	$13.10	$16.74	$ -

The Company historically has paid cash dividends on an annual basis. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1. “Business – Certain Regulatory Considerations,” above. The Board will be further considering the current economic downturn and its effect on the earnings stream of the Company.

As of March 11, 2009, the Company had approximately 1,472 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the three months ended December 31, 2008. The Company does not anticipate any significant repurchases during 2009 in an effort to retain regulatory capital during the economic downturn.

The Company currently has 5,001,136 shares of common stock outstanding.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Difficult market conditions in our industry;
•	Unprecedented levels of market volatility;
•	Effects of soundness of other financial institutions;
•	Uncertain outcome of recently enacted legislation to stabilize the U.S. financial system;
•	Potential impact on us of recently enacted legislation;
•	Further deterioration in the housing market;
•	Continued problems related to the national credit crisis and deepening recession;
•	Unemployment continuing to rise;
•	The ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	The ability to continue to attract low cost core deposits to fund asset growth;
•	The ability to attract and maintain capital levels adequate to support the Company’s growth;

•	Maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

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

At December 31, 2008, the Bank had total assets of $667.43 million. Total deposits at this date were $523.25 million. The Bank’s net income for 2008 was $620 thousand which produced a return on average assets of 0.09% and a return on average stockholders' equity of 1.44%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

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

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2008 and 2007:

	12/31/08	12/31/07

Return on Average Assets	0.02%	0.76%
Return on Average Equity	0.27%	10.61%
Basic Earnings Per Share	$ 0.02	$ 0.95

Fully Diluted Earnings Per Share	$ 0.02	$ 0.94
Dividend Payout Ratio	960.00%	21.06%
Average Equity to Average Assets	6.30%	7.13%
Net Interest Margin (1)	3.41%	3.43%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to- date average earning assets.

Growth

The following table shows the Company’s key growth indicators for the years ended December 31, 2008 and 2007:

(dollar amounts in thousands)

	12/31/08	12/31/07

Securities	$106,647	$131,132
Loans, net	$485,254	$446,661
Deposits	$522,736	$512,747
Assets	$668,996	$660,794

Asset Quality

The following table shows the Company’s key asset quality indicators for the years ended December 31, 2008 and 2007:

(dollar amounts in thousands)

	12/31/08	12/31/07

Non- accrual loans	$ 6,278	$ 7,849
Loans past due over 90 days	656	268
Other real estate owned	3,792	617

Allowance for loan losses to total loans	1.05%	1.03%
Net charge-off ratio	0.21%	0.14%

For further information see the discussion under "Provision and Allowances for Loan Losses".

2008 Economic Environment

                During 2008, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets, especially in the consumer sector, as the U.S. economy experienced a recession. The National Bureau of Economic Research published a report in December indicating that the U.S. has been in a recession since December 2007 as indicated most prominently, in their view, by the declining labor market since that time. Since December 2007, in addition to deterioration in the labor market, the recession has caused rising unemployment, volatile equity markets, and declining home values, all of which are weighing negatively on consumer sentiment as evidenced by weak spending throughout the year, especially during the fourth quarter. During the year, financial markets experienced unprecedented events, and the market exhibited extreme volatility and evaporating liquidity as credit quality concerns, sharp fluctuations in commodity prices, volatility in rate indices such as Prime and LIBOR, and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected the capital and earnings levels of most financial institutions. In addition, certain financial institutions failed or merged with stronger institutions and two government sponsored enterprises entered into conservatorship with the U.S. government. Liquidity in the debt markets was extremely low despite the Treasury and Federal Reserve efforts to inject capital and liquidity into financial institutions, and as a result, asset values continued to be under pressure.

                  In October 2008, the United States government established the EESA in response to instability in the financial markets. The specific implications of the EESA include the authorization given to the Secretary of the Treasury to establish the Troubled Asset Relief Program to purchase troubled assets from financial institutions. The definition of troubled assets is broad but includes residential and commercial mortgages, as well as mortgage-related securities originated on or before March 14, 2008, if the Secretary determines the purchase promotes financial market stability. To date, the Treasury has not purchased troubled assets under its authority to do so under the EESA.

                Alternatively, the Treasury has focused on providing assistance through the associated TARP Capital Purchase Program, as described in “Certain Regulatory Considerations” in Item 1 to this report, and Targeted Investment Program by purchasing preferred equity interests in the country’s largest financial institutions. As mentioned above, we are currently evaluating whether to participate in the TARP Capital Purchase Program.

The degree of government intervention through the purchase of direct investments in private and public companies is unprecedented. As a result, the complete effect and impact from these actions is uncertain. In addition, several federal, state, and local legislative proposals are pending that may affect our business. It is unclear whether these will be enacted, and if so, the impact they will have on our industry. We remain active and vigilant in monitoring these developments and supporting the interests of our shareholders, while also supporting the broader economy.

Results of Operations

Net Interest Income

(dollar amounts in thousands)

2008 versus 2007

Net interest income for 2008 was $19,694 or an increase of $790 over 2007. During 2008 interest income decreased by $1,027. This was a result of both existing interest earning assets re-pricing at lower rates and new loans made and securities purchased at lower rates. Interest-bearing liabilities also re-priced downward, causing a decrease in interest expense of $1,818. During the latter part of 2007, the Federal Reserve Board began lowering interest rates due to recessionary fears and the current weaknesses in the economy. The Fed continued to lower rates during 2008 with the Fed Funds target rate falling to historic lows due the credit crisis / recession. The net result of these changes was a slight decrease in the Company’s net interest margin to 3.41% in 2008 from 3.43% in 2007. The Company has also made a concerted effort to lock in longer term funding by increasing its long term funding from the Federal Home Loan Bank. During 2008, the Company increased its net funding from the FHLB by $8,000. The Company’s new borrowings during 2008 had a weighted rate of 2.63%. The continued competition for deposits in the Company’s market areas has slowed deposit growth. The tax equivalent yield on earning assets for 2008 was 6.58%, decreasing 45 basis points during the year. During the same period, the yield on interest bearing liabilities was 3.65%, which was a decrease of 51 basis points. During the year, the Company also joined a program to be able to bid on the State of Virginia’s general fund public deposits. During the year, the Company received $14.2 million of the State’s funds at a lower rate than local CD rates. During 2008, the Bank also became a member of the CDARS network, both to provide alternative funding and to provide its customers with full FDIC insurance by “swapping” deposits with other FDIC insured banks”. See additional information on the CDARS network in the “Deposits” section below. The Bank continues to look for alternative funding sources in an effort to reduce its cost of funds.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2008			2007
	(Dollars in Thousands)
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (1)	$ 477,027	$ 32,937	6.90%	$ 441,308	$ 32,832	7.44%
Securities (2)(3)	137,664	6,296	5.60	148,500	7,175	5.89
Federal funds sold	4,163	85	2.04	6,521	338	5.18
Total interest-earning assets	$618,854	$ 39,318	6.58%	$ 596,329	$ 40,345	7.03%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$ 430,347	$ 14,823	3.44%	$ 426,116	$ 16,886	3.96%
Other interest bearing liabilities	107,876	4,800	4.45	88,694	4,555	5.14
Total interest-bearing liabilities	$ 538,223	$ 19,623	3.65%	$ 514,810	$ 21,441	4.16%
Net interest income		$ 19,964			$ 18,904
Net margin on interest earning assets on a tax equivalent basis			3.41%			3.43%
Average interest spread			2.93%			2.87%

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

Increase/(Decrease) Due to Volume and Rate

Increase (Decrease) in	Increase (decrease) due to change in volume	2008 Compared to 2007	Net increase (decrease)
		Increase (decrease) due to change in rate
	(Dollars in Thousands)
INTEREST INCOME Securities	$ (607)	$ (272)	$ (879)
Federal funds sold	(48)	(205)	(253)
Loans	2,466	(2,361)	105
Total Income Change	$ 1,811	$ (2,838)	$ (1,027)
INTEREST EXPENSE Savings and time deposits	$ 146	$ (2,209)	$ (2,063)
Other interest-bearing liabilities	853	(608)	245
Total Expense Change	$ 999	$ (2,817)	$ (1,818)
Increase (Decrease) in Net Interest Income	$ 812	$ (21)	$ 791

Non-interest Income

(dollar amounts in thousands)

2008 versus 2007

Non-interest income for 2008 included an “other-than-temporary-impairment charge” in the amount of $5.99 million on our investment in preferred stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Corporation (Fannie Mae”), both government sponsored enterprises (“GSE”). The decision to recognize the unrealized mark-to-market loss on these securities as an “other-than-temporary impairment” (“OTTI”) is based on the significant decline in the market value of the securities caused by recent events.

On September 7, 2008 the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting both Fannie Mae and Freddie Mac under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock for an unspecified amount of time and giving management control to their regulator, the FHFA. Due to these actions of the United States government and the uncertainty surrounding the ongoing viability of these two Government Sponsored Enterprises, the Company determined that the OTTI charge was necessary under generally accepted accounting principles. This OTTI charge is a one time, non-cash impairment charge and was recorded during the third quarter of 2008. Prior to this charge, impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected as a reduction to equity through other comprehensive income.

These agency preferred stocks were widely held by banks, both large and small, and by insurance companies. The company and the Bank have consistently reported their tier one leverage, tier one risk based, and total risk based regulatory capital ratios reflecting the market losses in these equity securities in compliance with regulatory standards. After considering the impact of this one time charge to earnings, both the company and the bank remain “well capitalized” under regulatory guidelines. The non-cash impairment charge does not affect the Company’s cash flows.

Before the “OTTI” charge, the Company’s non-interest income increased by $20. Service charges on deposit accounts (primarily NSF fees) increased $45 as compared to 2007. The number of checks processed continues to decline as the number of electronic transactions increases. Debit card fee income increased by $114 over 2007 due to increases in visa check card interchange fees. The use of debit cards continued to increase significantly over the prior period. The Company also introduced a rewards points program related to signature based debit card transactions during the latter part of 2008. This program is geared to increase the Company’s debit card fee income in future periods.

Financial Services income decreased by $107 during 2008 as the economy worsened and the stock market dramatically declined.

Earnings related to the Company’s holdings of Bank Owned Life Insurance totaled $499 in 2008 and $483 in 2007.

Net securities gains totaled $137 in 2008 compared to $80 in 2007.

Non-interest Expense

(dollar amounts in thousands)

2008 versus 2007

Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses and other operating expenses. Non-interest expense for 2008 was $18,177, an increase of $1,057 over 2007. The increase is primarily attributable to the continued growth of the Company that was achieved during 2008. Salaries and employee benefits increased by 3.85% or $380 primarily due to the Company opening a new branch in Knoxville, TN during 2007 and opening a second branch in Servierville, TN in the fourth quarter of 2008. Expenditures related to these branch expansions also increased occupancy expense and furniture and fixtures expense over 2007. Recent technology enhancements, however, have allowed the bank to leverage its existing personnel base to help minimize overall increases in personnel costs.

Income Taxes

(dollar amounts in thousands)

2008 vs. 2007

Income tax expense for 2008 decreased $2,354 when compared to 2007 primarily due to the decrease in pretax income resulting from the Company’s other than temporary impairment charge occurring in the third quarter of 2008 relating to our investment in Fannie Mae and Freddie Mac preferred stock. The income tax “benefit” related to this OTTI charge was $2,036. As a result of new legislation passed in 2008, losses on these securities can be counted as “ordinary” losses. Interest income from tax exempt municipal bonds and earnings related to the Company’s investment in BOLI are the primary elements of tax exempt income.

Provision and Allowance for Loan Losses

(dollar amounts in thousands)

2008 vs. 2007

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions. The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The internal credit review department also prepares regular analyses of the adequacy of the allowance for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses on specific loans and makes pool allocations for historical losses for various loan types. The Company uses a rolling three year history by loan category in determining pool allocation factors. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions and market area, unemployment trends, the effects of any changes in loan policies, and the effects of competition and regulatory factors on the loan portfolio.

The internal credit review department as well as management has determined that the Company's allowance for loan losses is sufficient.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2008	2007	2006	2005	2004
Allowance for loan losses at beginning of year	$ 4,630	$ 4,565	$ 4,359	$ 4,181	$ 4,274
Loans charged off:
Commercial	195	47	206	131	219
Real Estate – mortgage	283	99	58	205	192
Consumer	607	444	539	791	1,089
Other	231	242	277	0	0
Total	$ 1,316	$ 832	$ 1,080	$ 1,127	$ 1,500
Recoveries of loans previously charged off:
Commercial	$ 122	$ 36	$ 14	$ 17	$ 2
Real Estate – mortgage	1	54	10	10	1
Consumer	144	121	115	123	104
Other	0	1	0	0	0
Total	$ 267	$ 212	$ 139	$ 150	$ 107

Net loans charged off	$ 1,049	$ 620	$ 941	$ 977	$ 1,393

Provision for loan losses	1,590	685	1,147	1,155	1,300
Allowance for loan losses end of year	$ 5,171	$ 4,630	$ 4,565	$ 4,359	$ 4,181
Average total loans (net of unearned income)	$ 477,027	$ 441,308	$ 422,525	$ 400,759	$ 385,434
Total loans (net of unearned income) at year-end	$ 490,425	$ 451,291	$ 437,599	$ 411,633	$ 391,314
Ratio of net charge-offs to average loans	0.220%	0.140%	0.223%	0.244%	0.361%
Ratio of provision for loan losses to average loans	0.333%	0.155%	0.271%	0.288%	0.337%
Ratio of provision for loan losses to net charge-off	151.573%	110.484%	121.892%	118.219%	123.973%
Allowance for loan losses to year-end loans	1.054%	1.026%	1.043%	1.059%	1.068%

Non-performing loans

(dollar amounts in thousands)

The loan portfolio of the Bank is reviewed regularly by senior officers to monitor loan performance. The frequency of the review is based on the rating of credit worthiness of the borrower utilizing various factors such as net worth, credit history and customer relationship. The evaluations emphasize different factors depending upon the type of loan involved. Commercial and real estate loans are reviewed on the basis of projections of cash flow and estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.

Management’s review of commercial and other loans may result in a determination that a loan should be placed on non-accrual. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full repayment of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower, serve as more reliable indications of potential loss of principal.

The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/or principal payments. The following table presents non-performing assets at December 31.

	2008	2007	2006	2005	2004
(Amounts in thousands)

Non-performing loans	$ 6,934	$ 8,117	$ 3,400	$ 4,201	$ 4,653

Non-accrual loans	$ 6,278	$ 7,849	$ 2,696	$ 2,920	$ 3,902

Loans past-due 90 days and more and still accruing	$ 656	$ 268	$ 704	$ 1,281	$ 661

Interest income lost on non-accruing loans	$ 417	$ 333	$ 234	$ 227	$ 237

The most significant single component of the Bank’s non-performing assets at December 31, 2008 and December 31, 2007 is related to one large commercial credit - approximately $4.2 million. The Company is currently acquiring the property through foreclosure and bankruptcy proceedings. Approximately $1.3 million of the balance was transferred to OREO in June of 2008. In the event the collateral value is over-estimated or deteriorates management believes a sufficient amount of loan loss reserve has been allocated to the remainder of the loan to cover any potential future losses.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2008, 2007, 2006, 2005 and 2004.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2008			2007			2006
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Commercial	$ 262	5.07%	9.83%	$ 1,005	21.71%	9.46%	$ 1,691	37.04%	9.76%
Real Estate	3,401	65.78	82.79	2,187	47.22	81.94	593	12.99	80.77
Consumer	455	8.79	6.35	589	12.72	7.42	768	16.82	8.14
Other / Unallocated	1,053	20.36	1.03	849	18.35	1.18	1,513	33.15	1.33
Total	$ 5,171	100.00%	100.00%	$ 4,630	100.00%	100.00%	$ 4,565	100.00%	100.00%

	2005			2004
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Commercial	$ 710	16.29%	9.38%	$ 705	16.86%	9.13%
Real Estate	1,255	28.79	79.42	1,302	31.16	76.40
Consumer	858	19.68	10.07	953	22.79	13.25
Other / Unallocated	1536	35.24	1.13	1,221	29.19	1.22
Total	$ 4,359	100.00%	100.00%	$ 4,181	100.00%	100.00%

Financial Condition

Balance Sheet

(dollar amounts in thousands)

Total assets for the Company increased by $8,202 or 1.24% in 2008. Average interest earning assets grew by $22,524 or 3.78% for the year. Average interest bearing liabilities increased by $23,413 or 4.55% in 2008. Asset growth was primarily attributable to increased market share in both North Carolina and Tennessee.

Loans

(dollar amounts in thousands)

Loans net of unearned income and deferred fees increased by $39,134 or 8.67% in 2008. The majority of the increase was related to the Company’s continued growth in market share in North Carolina and Tennessee. Loans secured by real estate increased approximately $36,322, whereas loans secured by collateral other than real estate and unsecured loans increased approximately $3,492.

The Company’s portfolio of commercial, construction and land development loans has also experienced significant growth over the past few years. During 2008, this segment of loans grew $19,544 or 12.23%. This is primarily attributable to the North Carolina and Tennessee markets the Company has entered and the amount of growth occurring in these particular areas. The Company continues to see more loan growth in commercial real estate as opposed to residential activity.

During the year however, management made a concerted effort to curtail its lending on development lending and construction lending due to the current economic environment. As the sales of real estate has slowed significantly in the latter part of the year a diligent effort was made to concentrate on permanent financing for residential mortgages and owner occupied commercial real estate loans. The Company has also implemented a separate credit analysis department to review the larger loan requests, typically loan requests in excess of $250,000. This department operates separately from the loan origination arm of the Company and completes independent and unbiased reviews of each new loan request. The senior officer of this committee meets monthly with the Loan Committee of the Board of Directors.

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2008		2007		2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$ 176,239	35.89%	$163,918	36.28%	$ 156,753	35.77%	$151,815	36.88%	$ 146,970	37.54%
Multi-family	13,114	2.67	9,420	2.08	10,520	2.40	4,148	1.01	3,379	0.86
Commercial, Construction and Land Development	179,339	36.52	159,795	35.35	152,491	34.80	140,178	34.05	122,997	31.42
Second Mortgages	18,499	3.77	17,964	3.97	15,305	3.49	10,962	2.66	7,419	1.89
Equity Line of Credit	9,984	2.03	9,782	2.16	9,493	2.17	9,800	2.38	8,981	2.29
Farmland	9,501	1.93	9,475	2.10	9,343	2.13	10,015	2.43	9,347	2.39
	$ 406,676	82.81%	$ 370,354	81.94%	$ 353,905	80.77%	$ 326,918	79.41%	$ 299,093	76.39%
Secured, Other:
Personal	$ 21,854	4.45%	$ 24,741	5.47%	$ 27,384	6.25%	$ 33,395	8.11%	$ 44,222	11.30%
Commercial	32,725	6.66	26,433	5.85	26,943	6.15	25,628	6.23	24,992	6.38
Agricultural	4,319	0.88	4,232	0.94	5,093	1.16	3,653.89		4,024	1.03
	$ 58,898	11.99%	$ 55,406	12.26%	$ 59,420	13.56%	$ 62,676	15.23%	$ 73,238	18.71%

Unsecured:	$ 25,497	5.20%	$ 26,192	5.80%	$ 24,845	5.67%	$ 22,048	5.36%	$ 19,176	4.90%

Loans, gross	$ 491,071	100.00%	$ 451,952	100.00%	$ 438,170	100.00%	$ 411,642	100.00%	$ 391,507	100.00%

The following table shows the maturity of loans outstanding, inclusive of contractual amortization, at December 31, 2008:

	December 31, 2008 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$ 11,090	$ 5,204	$ 41,576	$ 6,960	$ 56,899	$ 54,510	$ 176,239
Multi-family	6,464	49	2,854	235	1,889	1,623	13,114
Commercial, Construction & Land Development	44,945	23,817	79,124	6,851	18,169	6,433	179,339
Second Mortgages	2,405	1,049	5,688	119	8,507	731	18,499
Equity Line of Credit	0	799	0	3,604	0	5,581	9,984
Farmland	1,464	2,146	5,264	34	434	159	9,501
Secured, Other:
Personal	9,387	4	12,000	4	415	44	21,854
Commercial	10,289	6,723	14,978	80	655	0	32,725
Agricultural	1,148	1,950	773	59	389	0	4,319
Unsecured	9,252	9,572	1,995	1,442	3,236	0	25,497

Loans, Gross	$ 96,444	$ 51,313	$ 164,252	$ 19,388	$ 90,593	$ 69,081	$ 491,071

Securities

(dollar amounts in thousands)

2008 vs. 2007

Investment securities available for sale decreased $24,485 (market value) from December 31, 2007 to December 31, 2008 as a result of maturities and prepayments. The Company made fewer purchases during 2008 primarily due to the Company being able to lend out its excess funds during the year. The Company also made a concerted effort to keep its excess funds in overnight investment due to the worsening credit crisis and the need for liquidity. Purchases during the year consisted primarily in fixed rate agency notes and fixed rate mortgage backed securities. During the year, management has continued its investment strategy to purchase securities that will not only blend in with the Company’s overall asset liability strategy but also maximize yield. The majority of the pay downs were contractual amortization and prepayments on variable rate securities as a result of prepayments occurring on the underlying mortgages.

During the third quarter of 2008 the Company made the decision to record a $5.99 million “other than temporary impairment” charge on its holdings of preferred stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Corporation (Fannie Mae”), both government sponsored enterprises (“GSE”). The decision to recognize the unrealized mark-to-market loss on these securities as an “other-than-temporary impairment (“OTTI”) was based on the significant decline in the market value of the securities caused by recent events.

Since the time we purchased these instruments (which occurred during 2001-2003), we have continued to monitor the market value of our ownership in these instruments. Even as late as July 2008, these instruments were rated as an investment grade security by the various credit rating agencies. On September 7, 2008 the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting both Fannie Mae and Freddie Mac under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock for an unspecified amount of time and giving management control to their regulator, the FHFA. Due to the actions of the United States government and the uncertainty surrounding the ongoing viability of these two Government Sponsored Enterprises, the Company determined that the OTTI charge was necessary under generally accepted accounting principles. This OTTI charge is a one time, non-cash impairment charge. Prior to this charge, impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected as a reduction to equity through other comprehensive income.

These agency preferred stocks were widely held by banks, both large and small, and by insurance companies. The company and the bank have consistently reported their tier one leverage, tier one risk based, and total risk based regulatory capital ratios reflecting the market losses in these equity securities in compliance with regulatory standards. After considering the impact of this one time charge to earnings, both the company and the bank remained “well capitalized” under regulatory guidelines. Being a one time, non-cash impairment charge, it does not affect the Company’s cash flows.

The Company also owns approximately $11.82 million (book value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at December 31, 2008 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the US Treasury) are very depressed relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus Treasuries at the end of November and remain near those levels today. Thus in today’s market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer. As of December 31, 2008, the unrealized loss in these securities totaled $8.538 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording an OTTI charge on these securities.

Investment Portfolio

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2008.

	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$ -	$ 3,050	$ 1,746	$ 14,295	5.32%	$ 19,091	$ 18,810
Mtg.-backed Sec – variable rate	-	-	198	19,422	4.62	19,620	19,912
State & Municipal’s – tax exempt	-	-	872	48,415	6.05	49,289	50,820
State & Municipal’s – taxable	706	318	204	475	4.84	1,703	1,716
U.S. Agencies – fixed rate		-	-	11,439	6.12	11,439	11,377
Agency Preferred – variable rate	-	-	-	51	0.00	51	262
Corporate bonds – fixed rate	-	-	-	1,121	6.87	1,121	1,434
Corporate bonds – variable rate	-	-	266	3,825	4.41	4,091	12,318
SBA bonds – variable rate	-	-	-	53	2.47	53	54
CMO’s – fixed rate	-	-	-	177	4.93	177	176
CMO’s – variable rate	-	-	-	12	3.93	12	12
TOTAL	706	$ 3,368	$ 3,286	$ 99,285		$ 106,647	$116,891
Total fixed rate securities	$ 706	$ 3,368	$ 2,822	$ 75,922		$ 82,818	$ 84,333
Total variable rate securities	$ -	$ -	$ 464	$ 23,363		$ 23,829	$ 32,558

Deposits

(dollar amounts in thousands)

2008 vs. 2007

Total deposits grew by $9,989 or 1.95% in 2008. Non-interest bearing demand deposits decreased by $3,817. Interest bearing demand deposits increased by $4,739. Total time deposits increased by $6,193. Savings accounts increased by $2.874 during the year. The increase in time deposits is primarily a result of customers placing their funds in FDIC accounts with the volatile stock market and the deepening recession. The majority of the increase in time deposits was growth in shorter term CD’s due to the current interest rate environment. The Company and banks nationwide are continuing to face the challenge of gathering deposits, especially non-interest bearing deposits. The Company has continued to use its alternative funding sources (primarily FHLB advances) to help facilitate growth. During 2008, the Company increased its net borrowings from the FHLB by $8,000. The total amount of FHLB borrowings as of December 31, 2008 was $99,097. See Footnotes 9 and 10 in the Company’s Consolidated Financial Statements for a description of the Bank’s outstanding FHLB advances. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale. During 2008, the Company also joined the “CDARS” network. This deposit placement service allows banks to swap funds with each other while still allowing their customers only one institution to deal with. All of the funds placed in the CDARS network are fully insured by the FDIC. The Company also participates in the FDIC’s Temporary Liquidity Guarantee program that was implemented in the fourth quarter of 2008. Under this program, non-interest bearing transaction accounts and transaction accounts earning a rate of up to 0.50% are fully insured above and beyond the existing FDIC insurance coverage amount.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Amounts in Thousands)
	2008	2007

Non-interest bearing demand deposits	$ 80,169	$ 83,986
Interest bearing demand deposits	66,023	61,284
Savings deposits	49,805	46,931
Time deposits	326,739	320,546
Total Deposits	$ 522,736	$ 512,747

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2008		2007
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 85,719	0.00%	$ 81,746	0.00%
Interest-bearing demand deposits	62,300	1.53	59,468	1.92
Savings deposits	50,389	0.98	50,497	1.25
Time deposits	317,656	4.21	316,151	4.78
Total	$ 516,064		$ 507,862

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2008 are as follows (Amount in thousands):

Maturity	Amount

3 months or less	$ 33,255
Over 3 months through 6 months	22,352
Over 6 months through 12 months	27,864
Over 12 months	36,152
Total	$ 119,623

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

Management of the Bank continuously monitors and plans the Bank’s liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank. Management believes that these sources of funds provide sufficient and timely liquidity for the foreseeable future. The Company has also implemented a contingency funding plan due to the current economic crisis as an additional measure of liquidity management.

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

The following table provides the maturities or re-pricing of investment securities, loans, and deposits as of December 31, 2008, and measures the interest rate sensitivity gap for each range of maturity indicated. The table presents the carrying amount of assets and liabilities in the periods they are expected to re-price or mature. The amounts below also reflect various prepayment assumptions.

	December 31, 2008 (Dollars in Thousands) Maturing / Re-pricing
	Within One Year	After One But Within Five Years	After Five Years	Total
ASSETS
Interest-bearing Investment Securities	$ 39,808	$ 10,636	$ 62,679	$ 113,123
Fed Funds Sold	3,736	-	-	3,736
Loans	231,853	216,443	42,130	490,426
Non-interest bearing Other Assets	-	-	61,711	61,711

Total Assets	$ 275,397	$ 227,079	$ 166,520	$ 668,996

LIABILITIES AND SHARE- HOLDERS’ EQUITY
Interest-bearing
(1) All Interest- bearing Deposits	$ 338,517	$ 103,367	$ 308	$ 442,192
Other Interest- bearing Liabilities	75,545	24,103	3,771	103,419
Non-interest-bearing
Demand Deposits	-	-	80,543	80,543
Other Liabilities	-	-	3,795	3,795
Shareholders’ Equity	-	-	39,047	39,047
Total Liabilities and Shareholders’ Equity	$ 414,062	$ 127,470	$ 127,464	$ 668,996

Interest Rate Sensitivity GAP	$(138,665)	$ 99,609	$ 39,056	$ -

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

The following table shows the estimated cumulative impact on net interest income (NII) for the next 12 months as of December 31, 2008, subject to the specified interest rate changes. For purposes of this schedule the Company used a parallel rate shock on its interest earning assets and interest bearing liabilities. A parallel rate shock means that a 100 basis point increase in the rate index (prime rate) would result in an immediate 100 basis point increase on interest earning assets and interest bearing liabilities subject to the interest rate reset date. The Company uses a 50 basis point slope for its computation. The slope is the number of basis points per month that an index can increase or decrease until it reaches the target rate.

Rate change increment	% change in NII	$ change in NII

Up 100 basis points	-2.79%	-708,000
Up 200 basis points	-5.08%	-1,287,000
Down 100 basis points	1.52%	385,000
Down 200 basis points	0.44%	113,000

The above schedule assumes that 100% of the Company’s interest bearing checking accounts and 100% of its statement savings accounts would re-price according to the above increments. The above schedule also assumes an approximate growth in assets of 5% over the next 12 months. The above changes are within the acceptable parameters established by management and approved by the Board of Directors.

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2008:

Report of Independent Registered Public Accounting Firm on the Financial Statements;

Consolidated Balance Sheets as of December 31, 2008 and 2007;

Consolidated Statements of Income for each of the years in the two year period ended December 31, 2008;

Consolidated Statements of Stockholders’ Equity for each of the years in the two year period ended December 31, 2008;

Consolidated Statements of Cash Flows for each of the years in the two year period ended December 31, 2008; and

Notes to Consolidated Financial Statements for December 31, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Executive Vice President and Chief Operations Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO, COO, CFO and VP Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO, CFO and VP Accounting, as appropriate to allow timely decisions regarding required disclosure.

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees” and “Code of Ethics” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Executive Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2008, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	280,585	$ 13.28	--

Equity Compensation Plans Not Approved by Shareholders (b)	_______	$ -	200,000

Total	280,585	$13.28	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2008 Consolidated Financial Statements.

(3)	Exhibits:

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

Statement regarding computation of per share earnings (included as Note 13 of the Notes to Consolidated Financial Statements in the 2008 Annual Report to Shareholders and incorporated herein by reference).

13.1	Annual Report to Shareholders – Financial Statements

21	Subsidiaries of the Corporation.

23.1	Consent of Brown, Edwards & Company, L.L.P.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer of the Corporation

31.3	Section 302 Certification of Vice President of Accounting

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350.

32.3	Statement of Vice President of Accounting Pursuant to 18 U.S.C. § 1350.

(b)	Exhibits.

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

Date: March 27, 2009	BY:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

BY:	/s/Robert M. Little, Jr.	BY:	/s/James R. Edmondson
	Robert M. Little, Jr.		James R. Edmondson
	Chief Financial Officer		Vice President of Accounting
	Principal Financial Officer		Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 27, 2009.

Signature	Title	Date
/s/ James D. Morefield James D. Morefield	Chairman of the Board, and Director	March 27, 2009
/s/ Dr. James D. Moore, Jr. Dr. James D. Moore, Jr.	President	March 27, 2009
/s/ J. Carter Lambert J. Carter Lambert	Vice Chairman	March 27, 2009
/s/ Samuel L. Neese Samuel L. Neese	Executive Vice President, and Chief Executive Officer (principal executive officer)	March 27, 2009

/s/ William E. Chaffin William E. Chaffin	Director	March 27, 2009
/s/ E. Craig Kendrick E. Craig Kendrick	Director	March 27, 2009
_______________ Clydes B. Kiser	Director
/s/ Charles P. Olinger Charles P. Olinger	Director	March 27, 2009
/s/ William J. Singleton William J. Singleton	Director	March 27, 2009
/s/ Dr. H. Ramsey White, Jr. Dr. H. Ramsey White, Jr.	Director	March 27, 2009

EXHIBIT INDEX

Exhibit No.	Description

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

Statement regarding computation of per share earnings (included as Note 1 of the Notes to Consolidated Financial Statements in the 2008 Annual Report to Shareholders and incorporated herein by reference).

13.1	Annual Report to Shareholders – Financial Statements

21	Subsidiaries of the Corporation.

23.1	Consent of Brown, Edwards & Company, L.L.P.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer of the Corporation

31.3	Section 302 Certification of Vice President of Accounting of the Bank.

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350.

32.3	Statement of Vice President of Accounting Pursuant to 18 U.S.C. § 1350.