Form 10-Q
period 2009-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2009-05-14
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act).

Large Accelerated Filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,003,237 shares of common stock, par value $0.625 per share,

outstanding as of May 11, 2009

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended March 31, 2008

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008
3

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2009 and 2008	4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2009 and 2008	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2009 and 2008	6

Notes to Consolidated Financial Statements (Unaudited)	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4(T). Controls and Procedures	20-21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	22

SIGNATURES	23

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) March 31, 2009	(Note 1) December 31, 2008

Cash and due from banks	$ 28,391	$ 12,846
Federal funds sold	1,063	3,736

Total Cash and Cash Equivalents	29,454	16,582

Investment securities available for sale (amortized cost $115,137 at March 31, 2009, $116,891 at December 31, 2008)	102,340	106,647
Other investments, at cost	6,493	6,476
Loans, net of allowance for loan losses of $5,311 at March 31, 2009, $5,171 at December 31, 2008	483,914	485,254
Premises and equipment, net	24,208	24,192
Interest receivable	3,835	3,698
Other assets	27,078	26,147

Total Assets	$ 677,322	$ 668,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 82,242	$ 80,169
Interest bearing	448,914	442,567

Total Deposits	531,156	522,736

Interest, taxes and other liabilities	4,168	3,794
Other short-term borrowings	86,613	75,608
Long-term debt	13,632	24,660
Capital securities	3,150	3,150

Total Other Liabilities	107,563	107,212

Total Liabilities	638,719	629,948

STOCKHOLDERS’ EQUITY

Common stock (5,003 and 5,108 shares issued and outstanding, respectively)	3,127	3,126
Additional paid-in capital	7,713	7,688
Retained earnings	36,209	34,994
Accumulated other comprehensive income	(8,446)	(6,760)

Total Stockholders’ Equity	38,603	39,048

Total Liabilities and Stockholders’ Equity	$ 677,322	$ 668,996

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
INTEREST INCOME
Loans receivable and fees on loans	$ 7,892	$ 8,343
Securities available for sale:
Taxable	710	840
Exempt from taxable income	605	760
Other investment income	6	118
Federal funds sold	1	53

Total Interest Income	9,214	10,114

INTEREST EXPENSE
Deposits	3,169	4,127
Federal funds purchased	1	--
Other borrowed funds	1,114	1,180

Total Interest Expense	4,284	5,307

Net Interest Income	4,930	4,807

Provision for Loan Losses	389	410

Net Interest Income after Provision for Loan Losses	4,541	4,397

NON-INTEREST INCOME
Securities gains (losses), net	101	8
Service charges on deposit accounts	500	574
Other service charges, commissions and fees	302	342
Life Insurance benefits	656	-
Other operating income	152	145

Total Non-Interest Income	1,711	1,069

NON-INTEREST EXPENSE
Salaries and employee benefits	2,725	2,481
Occupancy expense of bank premises	291	261
Furniture and equipment expense	426	401
Other operating expense	1,666	1,327

Total Non-Interest Expense	5,108	4,470

Income Before Income Taxes	1,144	996

Income Tax Expense	(71)	47

Net Income	$ 1,215	$ 949

Basic Earnings Per Common Share	$ 0.24	$ 0.19

Earnings Per Common Share – Assuming Dilution	$ 0.24	$ 0.18

Dividends Per Share	$ -	$ 0.22

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,215	$ 949
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	389	410
Depreciation and amortization	344	321
Net realized gains on available-for-sale securities	(101)	(8)
Net amortization on securities	91	125
Amortization of capital issue costs	1	112
Increase in interest receivable	(137)	(107)
(Increase) decrease in other assets	(93)	(114)
Increase in interest, taxes and other liabilities	374	1,355

Net cash provided by operating activities	2,083	3,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	9,456	--
Proceeds from maturities of debt and equity securities	3,108	8,631
Purchase of debt and equity securities	(10,799)	(14,757)
(Purchase) redemption of other investments, net	(17)	(413)
Net (increase) decrease in loans	952	(9,640)
Premises and equipment expenditures	(334)	(749)

Net cash used in investing activities	2,366	(16,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in time deposits	(1,307)	(7,492)
Net increase (decrease) in demand, savings and other deposits	9,727	4,731
Net increase (decrease) in short-term borrowings	11,005	(5,164)
Net increase (decrease) in long-term debt	(11,028)	13,973
Redemption of Capital Securities	--	(3,150)
Cash dividends paid	--	(1,104)
Proceeds from exercise of stock options	26	140
Repurchase of stock	--	(1,783)

Net cash provided by financing activities	8,423	151

Net increase (decrease) in cash and cash equivalents	12,872	(13,734)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,582	32,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 29,454	$ 18,393

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 4,226	$ 5,302
Income taxes	$ 0	$ 0

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid in		Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2007	$ 5,108	$ 3,193	$ 7,45	$ 38,247	$ (2,134)	$ 46,711

Comprehensive income:
Net income	-	-	-	949	-	949
Change in unrealized loss on securities available for sale, net of deferred income tax benefit of $684	-	-	-		(1,327)	(1,327)
Total comprehensive income	-	-	-	-	-	(378)

Common stock issued for stock options exercised	14	9	131	-	-	140
Common stock repurchased	(104)	(66)	-	(1,717)	-	(1,783)
Cash dividend	-	-	-	(1,104)	-	(1,104)

Balance, March 31, 2008	5,018	$ 3,136	$ 7,536	$ 36,375	$ (3,461)	$ 43,586

Balance, December 31, 2008	5,001	$ 3,126	$ 7,688	$ 34,994	$ (6,760)	$ 39,048

Comprehensive income:
Net income	-	-	-	1,215	-	1,215
Change in unrealized loss on securities available for sale, net of deferred income tax benefit of $835	-	-	-		(1,620)	(1,620)
Less: reclassification adjustment net of deferred tax expense of $35	-	-	-		(66)	(66)
Total comprehensive income	-	-	-	-	-	(471)

Common stock issued for stock options exercised	2	1	25	-	-	26
Common stock repurchased	-	-	-	-	-	-
Cash dividend	-	-	-	-	-	-

Balance, March 31, 2009	5,003	$ 3,127	$ 7,713	$ 36,209	$ (8,446)	$ 38,603

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2008 Form 10-K. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 is as follows:

	2009	2008

Balance, January 1	$5,171	$4,630
Provision	389	410
Recoveries	19	47
Charge-offs	(268)	(391)

Balance, March 31	$5,311	$4,696

Note 3 - Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows:

	2009	2008

Tax expense at statutory rate	$389	$339
Reduction in taxes from:
Tax-exempt interest	(206)	(258)
Life-Insurance proceeds	(223)
Other, net	(31)	(34)
Provision for income taxes	$(71)	$47

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4 - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles. Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at March 31, 2009.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	8.51%	9.48%	6.94%

Highlands Union Bank	9.21%	10.17%	7.51%

During the first quarter of 2009, the Company down-streamed cash and property qualifying as Tier 1 capital of approximately $2.53 million. This was in response to the Bank’s risk-weighted assets increasing by approximately $70 million. See Management’s Discussion and Analysis for further discussion on the increase in risk-weighted assets.

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

On January 15, 2008 (the “Redemption Date”), after receiving regulatory approval, the Company redeemed 50% in principal amount of its Junior Subordinated Debt Securities due January 15, 2028 (the “Debt Securities”). All of the Debt Securities are held by the Trust. Simultaneously, Wilmington Trust Company, the trustee of the Trust, used the proceeds received from the redemption of the Debt Securities to redeem a “like amount” of the Trust’s outstanding common securities and Trust Preferred Securities. The Trust redeemed $3,750,000 in principal amount of the Trust Preferred Securities at a price equal to 104.625% of the $25.00 liquidation amount per redeemed Trust Preferred Security, plus accumulated distributions thereon to but excluding the Redemption Date (the “Trust Preferred Securities Redemption”). Prior to the Trust Preferred Securities Redemption, the Company held $1,200,000 in liquidation amount of the Trust Preferred Securities then outstanding. In connection with the Trust Preferred Securities Redemption, 50% or $600,000 in liquidation amount of the Trust Preferred Securities held by the Company were redeemed. The Trust also redeemed $112,500 in liquidation amount of its common securities, all of which were held by the Company. The redemption price paid for the common securities was 104.625% of the $25.00 liquidation amount per redeemed common security, plus accumulated distributions thereon to but excluding the Redemption Date.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2009 and 2008.

	Basic EPS	Weighted Average Number of Shares	Diluted EPS	Weighted Average Number of Shares
Quarter Ended:
March 31, 2009	$ 0.24	5,001,680	$ 0.24	5,001,680
March 31, 2008	$ 0.19	5,070,898	$ 0.18	5,140,832

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2009, these commitments included: standby letters of credit of $2.34 million; equity lines of credit of $9.59 million; credit card lines of credit of $5.01 million; commercial real estate, construction and land development commitmentsof $7.60 million; and other unused commitments to fund interest earning assets of $27.88 million.

Note 8 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

SFAS No. 141, “Business Combinations (Revised 2007).”- SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to  recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141R will have a significant impact on the Bank’s accounting for any business combinations that are completed after January 1, 2009.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” - SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Bank on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” - SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Bank’s financial statements.

FSP No. 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.”- FSP 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP 132(R)-1 will be included in the Bank’s financial statements beginning with the financial statements for the year-ended December 31, 2009.

The FASB issued three final FASB Staff Positions in early April that addressed Other than Temporary Impairment (“OTTI”), Fair Market Value (“FMV”) and SFAS 107 related interim disclosures. All three rules must be adopted for interim periods ending after June 15, 2009 but can be adopted early for interim periods ending after March 15, 2009.

FSP FAS 115-2 and FAS 124- 2 makes significant changes to the OTTI approach for debt securities. The key points include:

•

The assertion management must make to avoid OTTI on underwater holdings where no ultimate credit loss is expected has been changed to a) there is no intent to sell the debt security, and b) it is more likely than not the security will not have to be sold before its anticipated recovery of the entire cost basis.

•

Additionally if a credit loss is expected, then OTTI must be taken only on the amount pertaining to the credit loss. The remaining portion of the difference between the amortized cost and the FMV is charged against Other Comprehensive Income.

•

To determine if a credit loss is expected, an approach similar to that applied under FAS 114 can be employed. The current expected cash flows on the bond are discounted at the bond’s accrual rate and the resulting figure is compared to the amortized cost of the investment.

Notes toConsolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

•	The rule also requires additional disclosures be made including 1) more detailed, risk oriented breakdowns of major security types, 2) annual required disclosures under FAS 115 must now be made for interim reporting and 3) new disclosures to help readers understand the significant inputs used in determining whether a credit loss exists and how it is measured.

FSP FAS 157-4 provides additional guidance determining fair value in inactive markets, but does not contain any significant departures from the methodology prescribed in FAS 157 or FSP FAS 157-3.

•	FASB reaffirms that FMV is based on exit price (excluding a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.
•

In situations where the activity in a certain sector or instrument has significantly decreased, however, actual transacted prices, such as if often reflected in broker quotes or by pricing services, may not be determinative of FMV.

•

In cases where activity is determined to not be orderly, a model that discounts the instrument’s expected cash flows may be used as one determinant of FMV. The discount rate must incorporate a risk premium reflecting the amount market participants would demand because of the risk in the cash flows.

•	The FSP requires that annual and interim disclosures state the inputs and valuation techniques used to measure FMV and disclose any changes in these techniques.

FSP FAS 107-1 and APB 28-1 amends FAS 107 by requiring that fair value disclosures be made on interim financial statements issued by public companies. It requires that the existing annual fair value disclosure requirements under FAS 107 be applied whenever a publicly traded company issues summarized financial information for interim reporting periods.

The above three FASB staff positions and other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

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

A description of valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Investment Securities Available-for-Sale

Securities classified as available-for-sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs. For Level 1 securities, the Company obtains fair value measurements from active exchanges. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

We own approximately $11.82 million in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at March 31, 2009 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which TRUP CDOs trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive as no new TRUP CDOs have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

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

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, we determined:

•	The few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2009.
•

An income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique used at prior measurement dates and

•	Our TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

Our TRUP CDO valuations were prepared by an independent third party. Their approach to determining fair value involved these steps:

•	The credit quality of the collateral is estimated using average probability of default values for each issuer (adjusted for rating levels)
•	The default probabilities also considered the potential for correlation among issuers within the same industry (e.g. banks with other banks).
•	The loss given default was assumed to be 95% (i.e. a 5% recovery).

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

•	the cash flows were forecast for the underlying collateral and applied to each CDO tranche to determine the resulting distribution among the securities.
•	The expected cash flows were discounted to calculate the present value of the security
•	The calculations were modeled in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes
•

The effective discount rates on an overall basis range from (4% to 36%) and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the CDO and the prepayment assumptions.

The remaining securities in the Company’s available for sale Securities portfolio are classified within the Level 2 heirarchy using inputs from independent pricing models.

The following table summarizes the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
TRUP CDO’s	--	--	$ 1,884	$ 1,884
State and Political Subdivisions		$ 50,348		$ 50,348
Mortgage Backed Securities	--	$ 38,217	--	$ 38,217
Other		$ 11,891		$ 11,891
Total AFS Securities	--	$ 100,456	$ 1,884	$ 102,340

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. At March 31, 2009, the aggregate carrying amount of impaired loans was $4,966,598.

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

collateral which the Company considers as nonrecurring Level 2. The aggregate carrying amount of foreclosed assets and repossessions at March 31, 2009 was $4,563,546.

General

The Company has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

Note 10 – Life Insurance Proceeds

During the first quarter of 2009, the Company received life insurance proceeds as a result of the death of one of the Company’s executive officers. Total death benefit proceeds received $1.26 million. Of this amount, $656 was tax free income and $604 represented the accumulated cash value of the various policies.

Note 11 – Subsequent Event

Prior to March 31, 2009, the Company had previously announced that it was considering participating in the U.S. Treasury Department’s TARP Capital Purchase Program (“CPP”). Since that time, the Company began looking for alternative sources of capital due to its concerns with the potential for additional regulatory burdens associated with the CPP and the possibility that Congress could further change the terms of the transaction or impose additional burdens at any time.

The Company announced on April 27, 2009 that it entered into a $7,500,000 Loan Commitment with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company a Revolving Line of Credit of up to $3,000,000 and a Closed-End Term Loan of up to $4,500,000 (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. The Loan proceeds may be down-streamed to the Bank and counted as Tier 1 capital at the Bank level. As a result, the Board of Directors of the Company determined that it was not in the best interests of the Company or its shareholders to participate in the CPP and declined the opportunity.

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

Critical Accounting Policy

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. For a discussion of the Company’s critical accounting policy related to its allowance for loan losses, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2008 - 2009 Economic Environment

During 2008, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets, especially in the consumer sector, as the U.S. economy experienced a recession. The National Bureau of Economic Research published a report in December indicating that the U.S. has been in a recession since December 2007 as indicated most prominently, in their view, by the declining labor market since that time. Since December 2007, in addition to deterioration in the labor market, the recession has caused rising unemployment, volatile equity markets, and declining home values, all of which are weighing negatively on consumer sentiment as evidenced by weak spending throughout the year, especially during the fourth quarter of 2008 and the first quarter of 2009. During the year, financial markets experienced unprecedented events, and the market exhibited extreme volatility and evaporating liquidity as credit quality concerns, sharp fluctuations in commodity prices, volatility in rate indices such as Prime and LIBOR, and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected the capital and earnings levels of most financial institutions. In addition, certain financial institutions failed or merged with stronger institutions and two government sponsored enterprises entered into conservatorship with the U.S. government. Liquidity in the debt markets was extremely low despite the Treasury and Federal Reserve efforts to inject capital and liquidity into financial institutions, and as a result, asset values continued to be under pressure.

In October 2008, the United States government established the Emergency Economic Stabilization Act of 2008 (“EESA”) in response to instability in the financial markets. The specific implications of the EESA include the authorization given to the Secretary of the Treasury to establish the Troubled Asset Relief Program (“TARP”) to purchase troubled assets from financial institutions. The definition of troubled assets is broad but includes residential and commercial mortgages, as well as mortgage-related securities originated on or before March 14, 2008, if the Secretary determines the purchase promotes financial market stability. To date, the Treasury has not purchased troubled assets under its authority to do so under the EESA.

Alternatively, the Treasury has focused on providing assistance through the associated TARP Capital Purchase Program, and Targeted Investment Program by purchasing preferred equity interests in the country’s largest financial institutions.

The American Recovery and Reinvestment act of 2009 (“AARA”) was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the AARA imposes certain new executive compensation and corporate governance obligations on all current and future TARP Capital Purchase Program recipients.

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

Also, on February 27, 2009, the FDIC approved a special assessment to all banks payable on September 30, 2009 to replenish the insurance fund to an acceptable level during this time of economic crisis and numerous bank failures. It is estimated that this special assessment will be approximately $300 to $500 thousand and will be additional expense incurred in 2009.

Results of Operations

Results of operations for the three-month periods ended March 31, 2009 and March 31, 2008 reflected net income of $1.22 million and $949 thousand, respectively, an increase of $266 thousand or 28.03%. The increase in earnings during the first quarter of 2009 was primarily due to an increase in net interest income and one-time life insurance proceeds received during the quarter. Earnings for the first quarter of 2008 was impacted by the Company’s decision to redeem 50% of its trust preferred securities on January 15, 2008 As a result of the early redemption, the Company incurred a first quarter loss of approximately $168 thousand, net of tax. The charge includes the premium paid for the early redemption and the impairment of the unamortized debt issue cost related to the Trust Preferred Securities. The trust preferred securities have a fixed rate of 9.25%, therefore the decision to redeem 50% of the securities will have a favorable impact on net interest income in the future as the Company has been able to replace this debt with much lower cost funding. The Company has the option to call the remaining 50% on a quarterly basis subject to regulatory approval.

Net interest income for the three months ended March 31, 2009 was approximately $123 thousand, or 2.56% greater than the comparable 2008 period. The Company’s total interest income decreased over the prior period by $900 thousand due to the decline in rates as well as the reduction in the Company’s available for sale securities portfolio. The Company’s total interest expense decreased by $1.02 million over the same period in 2008 due to the sharp decline in the interest rates paid over the prior year. During the first three months of 2009, the Company’s non-interest income increased by $642 thousand over the corresponding period for 2008. Tax exempt life insurance proceeds in the amount of $656 thousand were received in 2009. Non-interest expense for the three-month period ended March 31, 2009 increased $638 thousand over the comparable period in 2008. Of this increase, $244 thousand was due to increase in salaries and benefit costs due to the additional branch staffing added in the Company’s Tennessee market. FDIC insurance costs increased $360 thousand over the prior period due to the increased rates and special assessments charged by the FDIC as a result of the bank failures that have occurred and that are expected in the future. For the first three months of 2009, FDIC insurance costs totaled $420 thousand. Other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $175 thousand and bank franchise taxes totaling $135 thousand.

The Company also owns approximately $11.82 million (book value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at March 31, 2009 is not active and markets for similar securities are also not active.

As of March 31, 2009, the unrealized loss in these securities totaled $10.79 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. During the first quarter of 2009, the Company’s TRUP CDOs were downgraded to a below investment grade rating. This downgrade resulted in the Company’s risk-weighted asset total increasing by approximately $70 million from December 31, 2008. The Company reviews various stress tests for each pooled trust preferred issue as well as the overall strength of the underlying issuers. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording an OTTI charge on these securities.

Operating results of the Company when measured as a percentage of average equity reveal an increase in return on average equity from 8.29% for the three-month period ended March 31, 2008 to 12.40% for the corresponding period in 2009. Return on average assets was 0.72% for the three months ended March 31, 2009 as compared to 0.57% for the same period in 2008.

Average interest-earning assets increased $7.30 million from the period ended March 31, 2008 to the current period, while average interest-bearing liabilities increased $20.55 million over the same prior year period. The tax-equivalent yield on average interest-earning assets decreased 71 basis points to 6.18% in the first quarter of 2009 as compared to 6.89% in the same period in 2008. The yield on average interest-bearing liabilities decreased 90 basis points to 3.13% in the first quarter of 2009 as compared to 4.03% in the first quarter of 2008.

The provision for loan losses for the three-month period ended March 31, 2009 totaled $389 thousand. This represents a decrease of $21 thousand over the comparable period in 2008. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first three months of 2009 were $249 thousand compared with $344 thousand for the corresponding period in 2008. Year–to–date net charge-offs were 0.05% and 0.07% of total loans for the periods ended March 31, 2009 and March 31, 2008, respectively. Loan loss reserves increased $615 thousand or 13.10% to $5.31 million at March 31, 2009 from the same date in 2008.

Financial Position

Total loans increased from $460.59 million at March 31, 2008 to $489.23 million at March 31, 2009. For the three-month period ended March 31, 2009, total loans decreased $1.20 million. Loan demand has slowed considerably over the last 6 months during this period of economic uncertainty, the housing market crisis and the competitive market areas that the Company serves. The majority of the Company’s recent loan requests have been from its North Carolina and Tennessee markets. Over the last couple of years, the Company has significantly limited its construction lending due to the economic downturn and the current credit crisis. The Company initially curtailed its construction lending to limit the amount of this type of loan as a percentage of its entire loan portfolio. The loan to deposit ratio increased from 90.32% at March 31, 2008 to 92.11% at March 31, 2009. The loan to deposit ratio at December 31, 2008 was 93.82%. The increase in the loan to deposit ratio over the last twelve months is due to a larger increase in loans over deposits primarily due to the increased competition for deposits in the Company’s market areas. Deposits at March 31, 2009 increased $8.42 million since December 31, 2008 and $21.18 million since March 31, 2008.

The Company continues to utilize the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company secures all of its existing and future advances from the FHLB with a selected group of in house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $10.33 million or 2.11% of total loans at March 31, 2009 compared with $10.88 million or 2.22% of total loans at December 31, 2008 and $9.03 million or 1.96% of total loans at March 31, 2008.

The most significant component of non-performing assets at March 31, 2009 and December 31, 2008 is related to one large commercial credit –approximately $4.2 million. The Company is currently acquiring the property through foreclosure and bankruptcy proceedings. Approximately $1.3 million of the balance was transferred to OREO in June of 2008. In the event the collateral value is over-estimated or deteriorates, management believes a sufficient amount of loan loss reserve has been allocated to the remainder of the loan to cover any potential future losses.

Investment securities and other investments totaled $108.83 million (market value) at March 31, 2009, which reflects a decrease of $4.29 million or 3.79% from the December 31, 2008 total of $113.12 million. Investment securities available for sale and other investments at March 31, 2009 were comprised of mortgage backed securities (35.09% of the total securities portfolio), municipal issues (46.26%), collateralized mortgage obligations (0.12%), corporate bonds (2.85%), Small Business Administration backed securities (0.05%), U. S. government agencies (9.58%), and equity securities (0.08%). The Company’s entire securities portfolio was classified as available for sale at both March 31, 2009 and December 31, 2008.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Silverton Bank, Pacific Coast Bankers Bank and Community Bankers Bank stock. These investments (carrying value of $6.49 million and 5.97% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

In 2002, the Bank purchased $7.4 million of Bank-Owned Life Insurance covering the lives of selected officers as well as the Directors of the Bank. The monthly earnings related to the insurance policies are being used to offset future employee benefit costs. The Bank purchased another $2.5 million of Bank-Owned Life Insurance on April 2, 2007.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $38.60 million at March 31, 2009, representing a decrease of $4.98 million or 11.43% as compared to March 31, 2008. Total stockholders’ equity at December 31, 2008 was $39.05 million. The majority of the decrease in equity is due to the decrease in value of the Company’s available for sale securities portfolio.

Subsequent to March 31, 2009 the Company officially declined to participate in the U. S. Treasury’s TARP Capital Purchase program due to onerous changes taking place within the program. Alternatively, the Company was able to secure a $7.5 million holding company note that can be down-streamed to the Bank as Tier 1 capital to support continuing operations, on-going growth and to provide liquidity.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($29.45 million) and unencumbered investment securities available for sale ($37.17 million) at March 31, 2009. Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. The Bank is also a member of the CDARS network which provides the opportunity to attract funds from other FDIC insured institutions throughout the country. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

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

N/ A

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end ofthe period covered by this report. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President of Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Vice President of Accounting, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no repurchases of common stock during the three months ended March 31, 2009. The Company does not anticipate any significant repurchases during 2009 in an effort to retain regulatory capital during the economic downturn. The Company currently has 5,003,237 shares of common stock outstanding.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of Shareholders was held on March 23, 2009. The purpose of the meeting was to act on a proposed amendment and restatement of our Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock.

The result of the Shareholders vote was:
	For	Against	Abstain	Broker Non-Votes

Number voted	3,454,875	157,141	56,196	350,479
Percentage	69.08%	3.14%	1.12%	7.01%

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc.
31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

(Registrant)

Date: May 14, 2009	/s/Samuel L. Neese
Samuel L. Neese
Executive Vice President and

Chief Executive Officer

Date: May 14, 2009	/s/Robert M. Little, Jr.
Robert M.Little, Jr.
Chief Financial Officer

Date: May 14, 2009	/s/James R. Edmondson
James R. Edmondson
Vice President -Accounting

        Exhibits Index

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc.
31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.