Form 10-Q
period 2009-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2009-08-14
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).              Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act). Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,011,147 shares of common stock, par value $0.625 per share,

outstanding as of August 13, 2009

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2009

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets June 30, 2009 (Unaudited) and December 31, 2008 (Note 1)
3

Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2009 and 2008	4

Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2009 and 2008	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2009 and 2008	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4(T). Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURES AND CERTIFICATIONS	28

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) June 30, 2009	(Note 1) December 31, 2008

Cash and due from banks	$ 16,599	$ 12,846
Federal funds sold	11,471	3,736

Total Cash and Cash Equivalents	28,070	16,582

Investment securities available for sale (amortized cost $102,398 at June 30, 2009, $116,891 at December 31, 2008)	90,705	106,647
Other investments, at cost	8,417	6,476
Loans, net of allowance for loan losses of $5,233 at June 30, 2009, $5,171 at December 31, 2008	484,829	485,254
Premises and equipment, net	24,906	24,192
Interest receivable	3,701	3,698
Bank Owned Life Insurance	12,132	12,476
Other Real Estate Owned	5,769	3,792
Other assets	10,375	9,879

Total Assets	$ 668,904	$ 668,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Deposits:
Non-interest bearing	$ 83,797	$ 80,169
Interest bearing	435,823	442,567

Total Deposits	519,620	522,736

Federal funds purchased	--	--
Interest, taxes and other liabilities	3,736	3,794
Other short-term borrowings	91,040	75,608
Long-term debt	11,103	24,660
Capital securities	3,150	3,150

Total Other Liabilities	109,029	107,212

Total Liabilities	628,649	629,948

STOCKHOLDERS’ EQUITY

Common stock (5,003 and 5,001 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively)	3,127	3,126
Additional paid-in capital	7,713	7,688
Retained earnings	37,133	34,994
Accumulated other comprehensive loss	(7,718)	(6,760)

Total Stockholders’ Equity	40,255	39,048

Total Liabilities and Stockholders’ Equity	$ 668,904	$ 668,996

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
INTEREST INCOME
Loans receivable and fees on loans	$ 7,696	$ 8,198	$ 15,588	$ 16,541
Securities available for sale:
Taxable	558	888	1,268	1,728
Exempt from taxable income	532	726	1,137	1,486
Other investment income	19	58	25	176
Federal funds sold	5	9	6	62

Total Interest Income	8,810	9,879	18,024	19,993

INTEREST EXPENSE
Deposits	2,982	3,655	6,151	7,782
Federal funds purchased	--	27	1	27
Other borrowed funds	1,174	1,225	2,288	2,406

Total Interest Expense	4,156	4,907	8,440	10,215

Net Interest Income	4,654	4,972	9,584	9,778

Provision for Loan Losses	353	432	742	842

Net Interest Income after Provision for Loan Losses	4,301	4,540	8,842	8,936

NON-INTEREST INCOME
Securities gains, losses, net	(68)	111	33	119
Service charges on deposit accounts	562	637	1,062	1,211
Other service charges, commissions and fees	328	387	630	729
Life Insurance benefits	--	--	656	--
Other operating income	454	198	606	343

Total Non-Interest Income	1,276	1,333	2,987	2,402

NON-INTEREST EXPENSE
Salaries and employee benefits	2,647	2,583	5,372	5,064
Occupancy expense of bank premises	274	275	565	536
Furniture and equipment expense	417	441	843	842
Other operating expense	1,348	1,187	3,014	2,514

Total Non-Interest Expense	4,686	4,486	9,794	8,956

Income Before Income Taxes	891	1,387	2,035	2,382

Income Tax Expense	(33)	190	(104)	237

Net Income	$ 924	$ 1,197	$ 2,139	$ 2,145

Basic Earnings Per Common Share – Weighted Average	$ 0.19	$ 0.24	$ 0.43	$ 0.43

Earnings Per Common Share – Assuming Dilution	$ 0.19	$ 0.24	$ 0.43	$ 0.42

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,139	$ 2,145
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	742	842
Depreciation and amortization	681	661
Net realized gains on available-for-sale securities	(33)	(119)
Net amortization on securities	194	220
Amortization of capital issue costs	3	113
(Increase) decrease in interest receivable	(3)	15
Increase in other assets	(2,131)	(3,560)
Increase (decrease) in interest, taxes and other liabilities	(58)	(49)

Net cash provided by operating activities	1,534	268

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	14,214	10,467
Proceeds from maturities of debt and equity securities	17,802	13,745
Purchase of debt and equity securities	(17,684)	(19,402)
Purchase of other investments	(2,093)	(1,190)
Net increase in loans	(317)	(28,898)
Proceeds from Cash Surrender Value of Life Insurance	604	--
Premises and equipment expenditures	(1,357)	(957)

Net cash used in investing activities	11,169	(26,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	(14,968)	(13,999)
Net increase in demand, savings and other deposits	11,852	8,521
Net increase in federal funds purchased	-	3,127
Net increase in short-term borrowings	15,432	27,337
Decrease in long-term debt	(13,557)	(3,554)
Redemption of Capital Securities	-	(3,150)
Cash dividends paid	-	(1,104)
Proceeds from exercise of common stock options	26	262
Repurchase of common stock	-	(1,989)

Net cash provided by financing activities	(1,215)	15,451
Net (decrease) increase in cash and cash equivalents	11,488	(10,516)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,582	32,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 28,070	$ 21,611

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 8,286	$ 10,517
Income taxes	$ 250	$ 0

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2008	5,018	$ 3,136	$ 7,536	$ 36,375	$ (3,461)	$ 43,586

Comprehensive income:
Net income	-	-	-	1,197	-	1,197
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $519	-	-	-	-	(1,008)	(1,008)
Less: reclassification adjustment net of deferred tax expense of $41	-	-	-	-	(79)	(79)
Total comprehensive (loss)	-	-	-	-	110	110

Common stock issued for stock options exercised, net	13	8	114	-	-	122
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(12)	(7)	-	(200)	-	(207)
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2008	5,019	$ 3,137	$ 7,650	$ 37,372	$ (4,548)	$ 43,611

Balance, March 31, 2009	5,003	$ 3,127	$ 7,713	$ 36,209	$ (8,446)	$ 38,603

Comprehensive income:
Net income	-	-	-	924	-	924
Change in unrealized (loss) on securities available for sale, net of deferred income tax expense of $352	-	-	-	-	683	660
Less: reclassification adjustment net of deferred tax benefit of $23	-	-	-	-	45	45
Total comprehensive (loss)	-	-	-	-	-	(1,087)

Common stock issued for stock options exercised, net	-	-	-	-	-	-
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	-	-	-	-	-	-
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2009	5,003	$ 3,127	$ 7,713	$ 37,133	$ (7,718)	$ 40,255

See The Notes to Consolidated Financial Statements.

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2007	$ 5,109	$ 3,193	$ 7,405	$ 38,247	$ (2,134)	$ 46,711

Comprehensive income:
Net income	-	-	-	2,145	-	2,145
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $1,202	-	-	-	-	(2,335)	(2,335)
Less: reclassification adjustment net of deferred tax expense of $41	-	-	-	-	(79)	(79)
Total comprehensive income	-	-	-	-	(269)	(269)

Common stock issued for stock options exercised, net	27	17	245	-	-	262
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-
Common stock repurchased	(117)	(73)	-	(1,916)	-	(1,989)
Cash dividend	-	-	-	(1,104)	-	(1,104)

Balance, June 30, 2008	5,019	$ 3,137	$ 7,650	$ 37,372	$ (4,548)	$ 43,611

Balance, December 31, 2008	5,001	$ 3,126	$ 7,688	$ 34,994	$ (6,760)	$ 39,048

Comprehensive income:
Net income	-	-	-	2,139	-	2,139
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $482	-	-	-	-	(936)	(936)
Less: reclassification adjustment net of deferred tax expense of $11	-	-	-	-	(22)	(22)
Total comprehensive income	-	-	-	-	(1,181)	(1,181)

Common stock issued for stock options exercised, net	2	1	25	-	-	26
Common stock issued for dividend reinvestment and optional purchase plan	-	-	-	-	-	-

Common stock repurchased	-	-	-	-	-	-
Cash dividend	-	-	-	-	-	-

Balance, June 30, 2009	5,003	$ 3,127	$ 7,713	$ 37,133	$ (7,718)	$ 40,255

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2008 Form 10-K. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 is as follows (in thousands):

	2009	2008

Balance, January 1	$ 5,171	$ 4,630
Provision	742	842
Recoveries	61	79
Charge-offs	(741)	(673)

Balance, June 30	$ 5,233	$ 4,878

Note 3 - Income Taxes

Income tax expense for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows (in thousands):

	2009	2008

Tax expense at statutory rate	$ 692	$ 810
Reduction in taxes from:
Tax-exempt interest	(407)	(513)
Life Insurance Proceeds	(223)
Other, net	(166)	(60)

Provision (benefit) for income taxes	$ (104)	$ 237

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4 – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes total equity reduced by goodwill and certain other intangibles. Tier 2 capital (combined capital) includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at June 30, 2009.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	9.39%	10.34%	7.63%

Highlands Bankshares, Inc.	7.03%	8.65%	9.60%

Note 5 - Line of Credit

On April 27, 2009 the Company entered into a $7,500,000 Loan Commitment with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. The Loan proceeds may be down-streamed to the Bank and count as Tier 1 capital at the Bank level. As of June 30, 2009, the Company had borrowed $3,000,000 of the Loan B.

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six and three months ended June 30, 2009 and 2008.

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Basic Earnings Per Share	$ 0.43	$ 0.43	$ 0.19	$ 0.24

Basic Number of Shares	5,002,463	5,041,875	5,003,237	5,012,851

Diluted Earnings Per Share	$ 0.43	$ 0.42	$ 0.19	$ 0.24

Diluted Number of Shares	5,002,463	5,104,832	5,003,237	5,075,808

For the three and six months periods ended June 30, 2009, conversions of outstanding stock options were anti-dilutive due to the weighted average market prices of the Company’s stock during the first six months of 2009.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2009, these commitments included: standby letters of credit of $2.05 million; equity lines of credit of $10.24 million; credit card lines of credit of $5.05 million; commercial real estate, construction and land development commitmentsof $5.58 million; and other unused commitments to fund interest earning assets of $24.64 million.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 8 – Fair Value

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

Fair Value Hierarchy

Under Statement of Financial Accounting Standard No. 157, Fair Value Measurements, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

We own approximately $11.94 million in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active.

•	The TRUP CDOs will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

The remaining securities in the Company’s available for sale Securities portfolio are classified within the Level 2 hierarchy using inputs from independent pricing models.

The following table summarizes the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
TRUP CDO’s	--	--	$ 2,747	$ 2,747
State and Political Subdivisions		$ 49,383		$ 49,383
Mortgage Backed Securities	--	$ 35,680	--	$ 35,680
Other		$ 2,895		$ 2,895
Total AFS Securities	--	$ 87,958	$ 2,747	$ 90,705

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Pursuant to SFAS 157, the following table shows a reconciliation of the beginning and ending balance at June 30, 2009 for Level 3 assets measured on a recurring basis using significant unobservable inputs.

Investment Securities Available for Sale
Beginning balance, January 1, 2009	$ 3,831
Total gains, losses included in net income	--
Included in Other comprehensive Income	(1,084)
Transfers in or out of Level 3	--
Ending Balance June 30, 2009	$ 2,747

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2.

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

The following table summarizes the Company’s assets at fair value on a non - recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans		$ 6,981	--	$ 6,981
Repossessions/OREO	--	$ 5,857	--	$ 5,857

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

General

The Company has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company

Cash and Cash Equivalents

The carrying amount reported in the balance sheets for cash, short-term investments and federal funds sold approximates fair value.

Securities Available for Sale

Fair values are determined in the manner as described above.

Other Investments

Other investments include Federal Home Loan Bank stock, Federal Reserve Bank stock, Community Bankers Bank stock, and Pacific Coast Bankers Bank. The carrying value of those securities approximates fair value based on the redemption provisions of those Banks. Also included in other investments are certificates of deposit purchased from other banks in which the carrying amount approximates fair value.

Loans

The fair value of loans represent the amount at which the loans of the Bank could be exchanged on the open market, based upon the current lending rate for similar types of lending arrangements discounted over the remaining life of the loans.

Deposits

The fair value of deposits represent the amount at which the deposit liabilities of the Bank could be exchanged on the open market, based upon the current deposit rates for similar types of deposit arrangements discounted over the remaining life of the deposits.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Other Short-Term Borrowings

Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. Estimated maturity dates are also included in the calculation of fair value for these borrowings.

Long-term Debt and Capital Securities

Rates currently available to the Company for debt with similar terms and remaining maturities or established call prices are used to estimate fair value of existing debt.

Off-Balance Sheet Instruments

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

The carrying amounts and fair values of the Company's financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 28,070	$ 28,070	$ 16,582	$ 16,582
Securities available for sale	90,705	90,705	106,647	106,647
Other investments	8,417	8,417	6,476	6,476
Loans, net	484,829	479,301	485,254	480,180
Deposits	(519,620)	(524,498)	(522,736)	(526,780)
Other short-term borrowings	(91,040)	(97,907)	(75,608)	(83,844)
Long-term debt	(11,103)	(11,335)	(24,660)	(26,468)
Capital Securities	(3,150)	(2,589)	(3,150)	(2,758)

Note 9 – Life Insurance Proceeds

During the first quarter of 2009, the Company received life insurance proceeds as a result of the death of one of the Company’s executive officers. Total death benefit proceeds received totaled $1.26 million. Of this amount, $656 was tax free income and $604 represented the accumulated cash value of the various policies.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 10 - Investment Securities Available-For-Sale

The amortized cost and market value of securities available-for-sale are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$ 1,496	$ 17	$ --	$ 1,513
State and political subdivisions	51,318	195	2,130	49,383
Mortgage backed securities	35,398	381	100	35,679
TRUP CDOs	11,941	--	9,194	2,747
Other securities	2,245		862	1,383

	$ 102,398	$ 593	$ 12,286	$ 90,705
	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$ 11,377	$ 62	$ --	$ 11,439
State and political subdivisions	52,537	247	1,793	50,991
Mortgage backed securities	38,910	320	330	38,900
TRUP CDOs	11,822		7,991	3,831
Other securities	2,245	5	765	1,486

	$ 116,891	$ 635	$ 10,879	$ 106,647

Investment securities available-for-sale with a carrying value of $66,317 and $75,239 at June 30, 2009 and December 31, 2008 respectively, and a market value of $65,596 and $74,078 at June 30, 2009 and December 31, 2008, respectively were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	---------------------------------------June 30, 2009----------------------------
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$ 7,571	$ 55	$ 2,326	$ 37	$ 9,897	$ 92
States and pol. subdivisions	13,711	534	19,697	1,596	33,407	2,310
TRUP CDOs	110	1,150	2,137	8,044	2,247	9,194
Other securities	1,634	389	518	482	2,152	871

Total	$ 23,026	$ 2,128	$ 24,678	$ 10,189	$47,703	$ 12,287

	---------------------------------------December 31, 2008---------------------------
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$ 13,695	$ 168	$ 6,572	$ 162	$20,267	$ 330
States and pol. subdivisions	21,874	1,356	5,479	433	27,353	1,789
TRUP CDOs	196	754	3,188	7,240	3,384	7,992
Other securities	647	530	266	237	913	767

Total	$ 36,412	$ 2,805	$ 15,505	$ 8,073	$51,917	$ 10,878

Management does not believe any individual unrealized loss as of June 30, 2009 represents an other-than-temporary impairment. The unrealized losses are primarily attributable to changes in market interest rates and current market illiquidity. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost. See Management’s Discussion and Analysis for further information concerning other – than- temporary impairment.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	310	321
Due after five years through ten years	1,567	1,578
Due after ten years	50,938	48,996
	52,815	50,895

Mortgage-backed securities	35,396	35,681
Other securities	14,187	4,129
	$ 102,398	$ 90,705

Note 11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued.  SFAS 165 defines (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Under SFAS 165, a public reporting entity shall evaluate subsequent events through the date the financial statements are issued.  The Company adopted SFAS 165 for the quarter ended June 30, 2009. The adoption did not impact the financial position, results of operations or cash flows. The Company evaluated subsequent events through August 13, 2009, the date on which the financial statements were issued.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities law are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual reporting periods after September 15, 2009.  The Company expects that SFAS 168 will have no impact on its financial position, results of operations or cash flows.

The FASB issued three final FASB Staff Positions in early April that addressed Other than Temporary Impairment (“OTTI”), Fair Market Value (“FMV”) and SFAS 107 related interim disclosures. All three rules were adopted for interim periods effective June 30, 2009.

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

•	In cases where activity is determined to not be orderly, a model that discounts the instrument’s expected cash flows may be used as one determinant of FMV. The discount rate must incorporate

Notes toConsolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

•	a risk premium reflecting the amount market participants would demand because of the risk in the cash flows.
•	The FSP requires that annual and interim disclosures state the inputs and valuation techniques used to measure FMV and disclose any changes in these techniques.

FSP FAS 107-1 and APB 28-1 amends FAS 107 by requiring that fair value disclosures be made on interim financial statements issued by public companies. It requires that the existing annual fair value disclosure requirements under FAS 107 be applied whenever a publicly traded company issues summarized financial information for interim reporting periods.

The three staff positions are effective for periods ending after June 15, 2009. The Company adopted the staff positions for its second quarter 10-Q and the staff positions did not have a material impact on the consolidated financial statements but did increase disclosures made for the quarter ended June 30, 2009 and in future periods.

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

2008 - 2009 Economic Environment

During 2008, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets, especially in the consumer sector, as the U.S. economy experienced a recession. The National Bureau of Economic Research published a report in December 2008 indicating that the U.S. had been in a recession since December 2007 as indicated most prominently, in their view, by the declining labor market since that time. Since December 2007, in addition to deterioration in the labor market, the recession has caused rising unemployment, volatile equity markets, and declining home values, all of which are weighing negatively on consumer sentiment as evidenced by weak spending throughout the year, especially during the fourth quarter of 2008 and the first quarter of 2009. During the year, financial markets experienced unprecedented events, and the market exhibited extreme volatility and evaporating liquidity as credit quality concerns, sharp fluctuations in commodity prices, volatility in rate indices such as Prime and LIBOR, and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected the capital and earnings levels of most financial institutions. In addition, certain financial institutions failed or merged with stronger institutions and two government sponsored enterprises entered into conservatorship with the U.S. government. Liquidity in the debt markets was extremely low despite the Treasury and Federal Reserve efforts to inject capital and liquidity into financial institutions, and as a result, asset values continued to be under pressure.

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

Alternatively, the Treasury focused on providing assistance through the associated TARP Capital Purchase Program, and Targeted Investment Program by purchasing preferred equity interests in a significant number of the country’s financial institutions.

Prior to March 31, 2009, the Company announced that it was considering participating in the U.S. Treasury Department’s TARP Capital Purchase Program (“CPP”). Since that time, the Company evaluated alternative sources of capital due to its concerns with the potential for additional regulatory burdens associated with the CPP and the possibility that Congress could further change the terms of the transaction or impose additional burdens at any time. As a result of its evaluation of alternative sources of funding, the Board of Directors of the Company determined that it was not in the best interests of the Company or its shareholders to participate in the CPP and declined the opportunity.

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

Also, on February 27, 2009, the FDIC approved a special assessment to all banks payable on September 30, 2009 to replenish the insurance fund to an acceptable level during this time of economic crisis and numerous bank failures. This special assessment will be approximately $320 thousand and has been expensed and accrued during the first six months of 2009. The FDIC has also stated that future special assessments may be needed depending on the recession and the additional funding requirements needed.

Results of Operations

Results of operations for the three-month and six-month periods ended June 30, 2009 reflected net income of $924 thousand and $2.14 million, respectively. The second quarter of 2009 resulted in a decrease in earnings of 22.81% from the second quarter of 2008. For the six month period ending June 30, 2009, the Company earned $6 thousand less than the corresponding period in 2008. Several “non-recurring” factors occurred during the first half of 2009. Tax exempt life insurance proceeds in the amount of $656 thousand were received in 2009 due to the untimely death of one of the Company’s executive officers. For the first six months of 2009, FDIC insurance costs increased $505 thousand over the prior period due to the increased rates and special assessments charged by the FDIC as a result of the bank failures that have occurred and that are expected in the future. For the first six months of 2009, FDIC insurance costs totaled $624 thousand. Also, during June of 2009, the Company had a $292 thousand gain on the sale of a parcel of land adjacent to one of its branch locations.

Total interest income for the three and six months ended June 30, 2009 was $1.07 million and $1.97 million less than the comparable 2008 periods due to new loan and investment securities volume being booked at lower rates and existing adjustable rate loans and investment securities re-pricing at lower rates. In addition, the Company’s average investment securities portfolio balance for the six months ended June 30, 2009 has also decreased by approximately $26.36 million over the six months ended June 30, 2008 due to the Company not replacing what has matured or paid down during the last several months. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during the last several months. The majority of what has paid off during the last year has been callable agency securities and agency mortgage backed securities. The Company’s total interest expense decreased by $751 thousand for the three months and $1.78 million for the six months over the same periods due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or re-price. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits and loans.

Net interest income for the three-month and six-month periods ended June 30, 2009 decreased 6.40% and 1.98%, respectively, or $318 thousand and $194 thousand as compared to the corresponding 2008 periods. Average interest-earning assets increased $2.62 million from the six-month period ended June 30, 2008 to the current six-month period, while average interest-bearing liabilities increased $15.89 million over the same period. The tax-equivalent yield on average interest-earning assets was 6.03% for the six-month period ended June 30, 2009 representing a decrease of 72 basis points from the yield of 6.75% for the same period in 2008. The yield on average interest-bearing liabilities decreased 76 basis points to 3.08% for the six month period ended June 30, 2009 as compared to 3.84% for the same period in 2008.

During the first six months of 2009, the Company’s non-interest income increased by $585 thousand over the corresponding period for 2008. Tax exempt life insurance proceeds in the amount of $656 thousand were received in the first quarter of 2009. During the second quarter of 2009, the Company had a $292 thousand gain on the sale of a parcel of land adjacent to one of its branch locations. For the first six months of 2009, FDIC insurance costs increased $505 thousand over the prior period due to the increased rates and special assessments charged by the FDIC as a result of the bank failures that have occurred and that are expected in the future Also, during the second quarter of 2009, the Company wrote off its $153 thousand investment in Silverton Bank stock due to the recent closing of Silverton Bank by Bank regulators.

Service charges on deposit accounts decreased by $75 thousand for the three-month period and $149 thousand for the six-month periods ended June 30, 2009 as compared to June 30, 2008. Non-interest expense for the three and six-month periods ended June 30, 2009 increased $200 thousand and $838 thousand, respectively, over the comparable periods in 2008. In addition to increased FDIC insurance costs, the increase in non-interest expense was also related to salary and employee benefits which increased $155 thousand for the three month period and $249 thousand for the six month period over the comparable periods in 2008. Additional branch staffing was added in the Company’s Tennessee market during the second half of 2008 for branch expansion.

For the six months ended June 30, 2009, other operating expenses besides FDIC insurance costs that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $306 thousand and bank franchise taxes totaling $200 thousand. For the three months ended June 30, 2009 other operating expenses that exceeded 1% of total interest income and other operating income were FDIC insurance costs totaling $204 thousand and other contracted services totaling $131 thousand.

Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity to 10.88% for the six-month period ended June 30, 2009 from 9.51% for the corresponding period in 2008. Return on average assets for the six months ended June 30, 2009 was 0.63% compared to 0.64% for the six months ended June 30, 2008.

The provision for loan losses for the three-month and six-month periods ended June 30, 2009 totaled $353 thousand and $742 thousand, respectively, a $79 thousand and $100 thousand decrease as compared to the corresponding periods in 2008. This lower provision was due to loan growth being flat during the first half of the year. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first half of 2009 were $680 thousand compared with $594 thousand for the first half of 2008. Year–to–date net charge-offs were 0.14% and 0.12% of total loans for the periods ended June 30, 2009 and June 30, 2008, respectively. Loan loss reserves increased 1.20% to $5.23 million at June 30, 2009 from the amount at December 31, 2008. The Company’s allowance for loan loss reserves at June 30, 2009 increased to 1.07% of total loans versus 1.02% at June 30, 2008. At December 31, 2008, the allowance for loan loss reserve as a percentage of total loans was 1.05%.

Financial Position

Total loans increased from $479.60 million at June 30, 2008 to $490.06 million at June 30, 2009. The majority of the Company’s loan growth during the last 12 months occurred in the second half of 2008. During the six-month period ended June 30, 2009, total loans decreased by $363 thousand. The majority of the Company’s recent loan growth has been from its North Carolina and Tennessee markets due to increased commercial activity. During this same time period, loan volumes have slightly decreased in the Company’s Virginia market areas due to the economic slowdown. Over the last year, the Company’s growth in loans has been in residential real estate and commercial real estate. The Company has significantly decreased its construction portfolio during the recent economic downturn. Since June 30, 2008 the Company has reduced its construction loan balances from $61.59 million down to $49.38 million. The loan to deposit ratio slightly decreased from 94.54% at June 30, 2008 to 94.31% at June 30, 2009. The loan to deposit ratio at December 31, 2008 was 93.82%. Deposits at June 30, 2009 have increased $12.35 million since June 30, 2008 and have decreased $3.12 million since December 31, 2008. During the first half of 2009, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. This has resulted in the reduction in deposits during the first half of 2009.

The Company continues to utilize the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company currently has approximately $99.07 million in outstanding FHLB advances. No new advances were originated in the first half of 2009. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $13.50 million or 2.75% of total loans at June 30, 2009 compared with $10.88 million or 2.22% of total loans at December 31, 2008 and $9.00 million or 1.88% of total loans at June 30, 2008.

A significant component of the non-performing assets at June 30, 2009 and June 30, 2008 is related to one large commercial credit of approximately $4.2 million. The Company is currently acquiring the property through foreclosure and bankruptcy proceedings. Approximately $1.3 million of the balance was transferred to OREO in June of 2008. In the event the collateral value is over-estimated or deteriorates management believes a sufficient amount of loan loss reserve has been allocated to the remainder of the loan to cover any potential future losses. The Company’s OREO balance is currently $5.77 million and has increased $2.20 million since June 30, 2008. The ability to sell OREO has been negatively affected by the current economic climate. The Company has also seen some deterioration in the Tennessee commercial real estate market.

Investment securities and other investments totaled $99.12 million (market value) at June 30, 2009, which reflects a decrease of $14.00 million or 12.38% from the December 31, 2008 total of $113.12 million. Investment securities available for sale and other investments at June 30, 2009 were comprised of mortgage backed securities (35.13% of the total securities portfolio), municipal issues (49.82%), collateralized mortgage obligations (0.87%), corporate bonds (4.03%), Small Business Administration backed securities (0.05%), U. S. government agencies (1.53%), and equity securities (0.09%). The Company’s entire securities portfolio was classified as available for sale at both June 30, 2009 and December 31, 2008.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank and Community Bankers Bank stock. These investments (carrying value of $6.38 million and 6.44% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

During the second quarter of 2009, the Company charged off its $153 thousand investment in Silverton Bank stock due to the recent closing of Silverton by Bank regulators.

Silverton Bank was a national bank that performed many correspondent related functions for banks across the country.

The Company also owns approximately $11.94 million (book value) in collateralized debt obligation securities that are backed by pooled trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at June 30, 2009 is not active and markets for similar securities are also not active. As of June 30, 2009, the unrealized loss in these securities totaled $9.19 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. During the first quarter of 2009, the Company’s TRUP CDOs were downgraded to a below investment grade rating. This downgrade resulted in the Company’s risk-weighted asset total increasing by approximately $69 million from December 31, 2008. The Company reviews various stress tests for each pooled trust preferred issue as well as the overall strength of the underlying issuers. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording an OTTI charge on these securities for the credit portion of the impairment.

Also during the second quarter of 2009, the Company has begun buying CD’s at other banks in increments of $240,000 or less that are fully insured. At June 30, 2009, CDs purchased from other bank totaled $2.03 million. Yields on typical investment securities during the current economic cycle have decreased significantly and therefore management has intentionally decreased its security portfolio and has maintained a significant amount of cash and cash equivalents during the last several months.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $40.26 million at June 30, 2009, representing a decrease of $3.36 million or 7.70% over June 30, 2008. Total stockholders’ equity at December 31, 2008 was $39.05 million. The decrease in stockholders’ equity from June 30, 2008 to June 30, 2009 is primarily due to the decrease in market value of the Bank’s available for sale securities portfolio during this period that is reflected in Accumulated Other Comprehensive Income (Loss).

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($28.07 million at June 30, 2009) and unrestricted investment securities available for sale ($23.63 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. The Bank is also a member of the CDARS network which provides the opportunity to attract funds from other FDIC insured institutions throughout the country. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

Forward-Looking Information

Certain information in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Additional unforeseen loan losses and / or investment securities write-downs
•	The ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	The ability to continue to attract low cost core deposits to fund asset growth;
•	Maintaining capital levels adequate to support the Company’s growth;
•	Maintaining cost controls and asset qualities as the Company opens or acquires new branches;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Changes in general economic and business conditions in the Company’s market area;
•	Further deterioration in the housing market;
•	Continued problems related to the national credit crisis;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;

•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end ofthe period covered by this report. Based upon that evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President of Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Vice President of Accounting, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no repurchases of common stock during the three months ended June 30, 2009. The Company does not anticipate any significant repurchases during 2009 in an effort to retain regulatory capital during the economic downturn. The Company currently has 5,011,147 shares of common stock outstanding.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on May 13, 2009.

(c) The agenda for the 2009 Annual Meeting of Shareholders of Highlands Bankshares, Inc. included two items, the election of nine directors to serve a one-year term and a non-binding proposal to approve the Company’s compensation plan of its executive officers.

The following directors were elected to serve a one-year term from the date of the

2009 Annual Meeting of Shareholders:

Director’s Name	Votes For	Votes Withheld	Broker Non - Votes

James D. Morefield	2,796,710	121	438,704
James D. Moore, Jr.	2,796,710	121	438,704
J. Carter Lambert	2,793,165	3,666	438,704
Clydes B. Kiser	2,793,165	3,666	438,704
William E. Chaffin	2,796,710	121	438,704
William J. Singleton	2,754,713	42,118	438,704
E. Craig Kendrick	2,796,710	121	438,704
Charles P. Olinger	2,796,710	121	438,704
H. Ramsey White, Jr.	2,796,710	121	438,704

The results of the non-binding proposal to approve the Company’s compensation plan for executive officers were:

For	Against	Abstain	Broker Non Votes

Number voted	2,678,260	54,057	64,513	438,704

(d)	N/A

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

(Registrant)

Date: August 13, 2009                                                                          /s/Samuel L. Neese

Samuel L. Neese
Executive Vice President and

Chief Executive Officer

Date: August 13, 2009                                                                         /s/Robert M. Little, Jr.

Robert M.Little, Jr.
Chief Financial Officer

Date: August 13, 2009                                                                         /s/James R. Edmondson

James R. Edmondson
Vice President -Accounting

Exhibits Index

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.