Form 10-Q
period 2009-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2009-11-13
CIK 1008579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

5,011,146 shares of common stock, par value $0.625 per share,

outstanding as of November 12, 2009

Highlands Bankshares, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2009

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008 (Note 1)	3

Consolidated Statements of Income (Unaudited)
for the Three Months and Nine Months Ended
September 30, 2009 and 2008	4

Consolidated Statements of Cash Flows (Unaudited)
for the Nine Months Ended September 30, 2009 and 2008	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
for the Three Months and
Nine Months Ended September 30, 2009 and 2008	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-20

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	21-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of
Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

SIGNATURES AND CERTIFICATIONS	29

PART I. FINANCIAL INFORMATION

  ITEM 1. Financial Statements

Consolidated Balance Sheets

(Amounts in thousands)

ASSETS	(Unaudited) September 30, 2009	(Note 1) December 31, 2008

Cash and due from banks	$14,935	$12,846
Federal funds sold	-	3,736

Total Cash and Cash Equivalents	14,935	16,582

Investment securities available for sale (amortized cost $97,387 at September 30, 2009, $116,891 at December 31, 2008)	91,585	106,647
Other investments, at cost	8,417	6,476
Loans, net of allowance for loan losses of $5,480 at September 30, 2009, $5,171 at December 31, 2008	485,938	485,254
Premises and equipment, net	24,858	24,192
Interest receivable	3,566	3,698
Bank Owned Life Insurance	12,209	12,476
Other Real Estate Owned	7,183	3,792
Other assets	8,988	9,879

Total Assets	$657,679	$668,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES

Deposits:
Non-interest bearing	$82,920	$80,169
Interest bearing	425,451	442,567

Total Deposits	508,371	522,736

Federal funds purchased	2,990	--
Interest, taxes and other liabilities	2,746	3,794
Other short-term borrowings	87,025	75,608
Long-term debt	10,985	24,660
Capital securities	3,150	3,150

Total Other Liabilities	106,896	107,212

Total Liabilities	615,267	629,948

STOCKHOLDERS’ EQUITY

Common stock (5,011 and 5,001 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively)	3,132	3,126
Additional paid-in capital	7,783	7,688
Retained earnings	35,326	34,994
Accumulated other comprehensive loss	(3,829)	(6,760)

Total Stockholders’ Equity	42,412	39,048

Total Liabilities and Stockholders’ Equity	$657,679	$668,996

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Income

(Amounts in thousands, except for per share data)

(Unaudited)

		Three Months Ended Sept. 30, 2009		Three Months Ended Sept. 30, 2008		Nine Months Ended Sept. 30, 2009		Nine Months Ended Sept. 30, 2008
INTEREST INCOME
Loans receivable and fees on loans	$	$ 7,366	$	$ 8,276	$	$ 22,954	$	$ 24,817
Securities available for sale:
Taxable		241		796		1,509		2,524
Exempt from taxable income		559		658		1,696		2,144
Other investment income		27		49		52		225
Federal funds sold		4		11		10		73

Total Interest Income		8,197		9,790		26,221		29,783

INTEREST EXPENSE
Deposits		2,714		3,523		8,865		11,305
Federal funds purchased		4		19		5		46
Other borrowed funds		1,211		1,191		3,499		3,597

Total Interest Expense		3,929		4,733		12,369		14,948

Net Interest Income		4,268		5,057		13,852		14,835

Provision for Loan Losses		727		509		1,469		1,351

Net Interest Income after Provision for Loan Losses		3,541		4,548		12,383		13,484

NON-INTEREST INCOME
Securities gains, losses, net		--		--		33		119
Other than temporary impairment charge		(2,049)		(5,989)		(2,049)		(5,989)
Service charges on deposit accounts		581		611		1,643		1,822
Other service charges, commissions and fees		370		361		1,000		1,090
Life Insurance benefits		--		--		656		--
Other operating income		223		187		829		530

Total Non-Interest Income		(875)		(4,830)		2,112		(2,428)

NON-INTEREST EXPENSE
Salaries and employee benefits		2,604		2,563		7,976		7,627
Occupancy expense of bank premises		294		268		859		804
Furniture and equipment expense		386		429		1,229		1,271
Other operating expense		1,623		1,210		4,637		3,724

Total Non-Interest Expense		4,907		4,470		14,701		13,426

Income (loss) Before Income Taxes		(2,241)		(4,752)		(206)		(2,370)

Income Tax Expense (Benefit)		(986)		(1850)		(1,090)		(1,613)

Net Income (Loss)		$(1,255)		$(2,902)		$884		$(757)

Basic Earnings (Loss)Per Common Share – Weighted Average		$(0.25)		$(0.58)		$0.17		$(0.15)

Earnings (Loss) Per Common Share – Assuming Dilution		$(0.25)		$(0.58)		$0.17		$(0.15)

Dividends Per Share		$0.11		$--		$0.11		$0.22

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	Sept. 30, 2009	Sept 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$884	$(757)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,469	1,351
Depreciation and amortization	1,015	998
Net realized gains on available-for-sale securities	(33)	(119)
Net amortization on securities	289	281
Amortization of capital issue costs	4	116
Other than Temporary Impairment Charge	2,049	5,989
(Increase) decrease in interest receivable	132	49
Increase in other assets	(4,694)	(5,759)
Increase (decrease) in interest, taxes and other liabilities	(1,048)	168

Net cash provided by operating activities	67	2,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of debt and equity securities	14,214	10,467
Proceeds from maturities of debt and equity securities	21,816	18,453
Purchase of debt and equity securities	(18,679)	(19,402)
Purchase of other investments	(1,788)	(581)
Net increase in loans	(2,153)	(38,773)
Proceeds from cash surrender value of life insurance	604	--
Premises and equipment expenditures	(1,645)	(1,682)

Net cash used in investing activities	12,369	(31,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	(25,340)	7,955
Net increase in demand, savings and other deposits	10,975	6,582
Net increase in federal funds purchased	2,990	--
Net increase in short-term borrowings	11,417	31,503
Decrease in long-term debt	(13,675)	(22,582)
Redemption of Capital Securities	-	(3,150)
Cash dividends paid	(551)	(1,104)
Proceeds from exercise of common stock options	101	289
Repurchase of common stock	-	(2,351)

Net cash provided by (used in) financing activities	(14,083)	17,142
Net decrease increase in cash and cash equivalents	(1,647)	(12,059)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	16,582	32,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,935	$20,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$13,187	$15,465
Income taxes	$250	$0

See The Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2008	5,019	$ 3,137	$ 7,650	$ 37,372	$ (4,548)	$ 43,611

Comprehensive income (loss):
Net income (loss)	-	-	-	(2,902)	-	(2,902)
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $3,234	-	-	-	-	(6,277)	(6,277)
Less: reclassification adjustment for loss on write-down of securities, net of deferred tax of $2,036	-	-	-	-	3,952	3,952

Total comprehensive income (loss)	-	-	-	-	-	(5,227)

Common stock issued for stock options exercised, net	3	2	25	-	-	27
Common stock repurchased	(22)	(14)	-	(348)	-	(362)

Balance, September 30, 2008	5,000	$ 3,125	$ 7,675	$ 34,122	$ (6,873)	$ 38,049

Balance, June 30, 2009	5,,003	$ 3,127	$ 7,713	$ 37,133	$ (7,718)	$ 40,255

Comprehensive income (loss):
Net income (loss)	-	-	-	(1,255)	-	(1,255)
Change in unrealized (loss) on securities available for sale, net of deferred income tax expense of $1,307	-	-	-	-	2,536	2,536
Less: reclassification adjustment due to realized loss (writedown) of debt securities net of deferred tax of $696	-	-	-	-	1,353	1,353
Total comprehensive (loss)	-	-	-	-	-	2,634

Common stock issued for stock options exercised, net	8	5	70	-	-	75
Common stock repurchased	-	-	-	-	-	-
Cash dividend	-	-	-	(552)	-	(552)

Balance, September 30, 2009	5,011	$ 3,132	$ 7,783	$ 35,326	$ (3,829)	$ 42,412

See The Notes to Consolidated Financial Statements.

(continued)

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(Amounts in thousands)

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2007	5,109	$ 3,193	$ 7,405	$ 38,247	$ (2,134)	$ 46,711

Comprehensive income (loss):
Net income (loss)	-	-	-	(757)	-	(757)
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $4,437	-	-	-	-	(8,612)	(8,612)
Less: reclassification adjustment on realized gains, net of deferred income tax expense of $41	-	-	-	-	(79)	(79)
Less: reclassification adjustment for loss on write-down of securities, et of deferred tax of $2,036	-	-	-	-	3,952	3,952
Total comprehensive income (loss)	-	-	-	-	-	(5,496)

Common stock issued for stock options exercised, net	30	19	270	-	-	289
Cash dividend	-	-	-	(1,104)	-	(1,104)
Common stock repurchased	(139)	(87)	-	(2,264)	-	(2,351)

Balance, September 30, 2008	5,000	$ 3,125	$ 7,675	$ 34,122	$ (6,873)	$ 38,049

Balance, December 31, 2008	5,001	$ 3,126	$ 7,688	$ 34,994	$ (6,760)	$ 39,048

Comprehensive income:
Net income	-	-	-	884	-	884
Change in unrealized (loss) on securities available for sale, net of deferred income tax expense of $825	-	-	-	-	1,600	1,600
Less: reclassification adjustment net of deferred tax expense of $11	-	-	-	-	(22)	(22)
Less: reclassification adjustment due to realized loss (writedown) of debt securities net of deferred tax of $696	-	-	-	-	1,353	1,353
Total comprehensive income	-	-	-	-	-	3,815

Common stock issued for stock options exercised, net	10	6	95	-	-	101
Common stock repurchased	-	-	-	-	-	-
Cash dividend	-	-	-	(552)	-	(552)

Balance, September 30, 2009	5,011	$ 3,132	$ 7,783	$ 35,326	$ (3,829)	$ 42,412

The Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 1 - General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2008 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2008 Form 10-K. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 is as follows (in thousands):

	2009	2008

Balance, January 1	$5,171	$4,630
Provision	1,469	1,351
Recoveries	85	113
Charge-offs	(1,245)	(1,012)

Balance, September 30	$5,480	$5,082

Note 3 - Income Taxes

Income tax expense for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes. The reasons for these differences are as follows (in thousands):

	2009	2008

Tax expense (benefit)at statutory rate	$(70)	$(806)
Reduction in taxes from:
Tax-exempt interest	(608)	(729)
Life Insurance Proceeds	(223)	-
Other, net	(189)	(78)

Provision (benefit) for income taxes	$(1,090)	$(1,613)

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 4 – Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require the maintenance of certain minimum capital as a percent of assets and certain off-balance sheet items adjusted for predefined credit risk factors. The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively. Tier 1 capital includes total equity reduced by goodwill and certain other intangibles. Tier 2 capital (combined capital) includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at September 30, 2009.

Entity	Tier 1	Combined Capital	Leverage

Highlands Union Bank	9.65%	10.70%	7.67%

Highlands Bankshares, Inc.	8.76%	9.80%	6.96%

Note 5 - Line of Credit

On April 27, 2009 the Company entered into a $7,500,000 Loan Commitment with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. The Loan proceeds may be down-streamed to the Bank and count as Tier 1 capital at the Bank level. As of September 30, 2009, the Company had borrowed $3,000,000 of Loan B.

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the nine and three months ended September 30, 2009 and 2008.

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2009	2008	2009	2008

Basic Earnings Per Share	$ 0.17	($ 0.15)	($ 0.25)	($ 0.58)

Basic Number of Shares	5,004,774	5,029,764	5,009,322	5,005,805

Diluted Earnings Per Share	$ 0.17	($ 0.15)	($ 0.25)	($ 0.58)

Diluted Number of Shares	5,004,774	5,029,764	5,009,322	5,005,805

For all periods shown above, the impact of conversions of outstanding stock options were anti-dilutive due to the weighted average market prices of the Company’s stock during the first nine months of 2009. The number of shares used in the calculation of diluted earnings (loss) per share was the same as

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

that used in basic earnings (loss) per share as the impact of exercise of options was anti-dilutive in all periods presented.

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2009, these commitments included: standby letters of credit of $2.09 million; equity lines of credit of $9.92 million; credit card lines of credit of $5.06 million; commercial real estate, construction and land development commitments of $5.39 million; and other unused commitments to fund interest earning assets of $25.92 million.

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

Fair Value Hierarchy

Under ASC Topic 820 on Fair Value Measurements and Disclosures, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Investment Securities Available for Sale

Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs. For Level 1 securities, the Company obtains fair value measurements from active exchanges. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

As of September 30, 2009 we own approximately $9.22 million (book value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs). The market for these securities at September 30, 2009 is not active and markets for similar securities are also not active. The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to fair value at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 heirarchy using inputs from independent pricing models.

The following table summarizes the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

Available for Sale Securities	Level 1	Level 2	Level 3	Total Fair Value
TRUP CDO’s	--	--	$ 2,417	$ 2,417
State and Political Subdivisions		$ 51,181		$ 51,181
Mortgage Backed Securities	--	$ 33,218	--	$ 33,218
Other		$ 4,769		$ 4,769
Total AFS Securities	--	$ 89,168	$ 2,417	$ 91,585

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at September 30, 2009 for Level 3 assets measured on a recurring basis using significant unobservable inputs.

Investment Securities Available for Sale
Beginning balance, January 1, 2009	$ 3,831
Total gains, losses included in net income	(2,049)
Included in Other comprehensive Income	635
Transfers in or out of Level 3	--
Ending Balance September 30, 2009	$ 2,417

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2.

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

The following table summarizes the Company’s assets at fair value on a non - recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans		$ 12,417	--	$ 12,417
Repossessions/OREO	--	$ 7,350	--	$ 7,350

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

Other Investmensts

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 14,935	$ 14,935	$ 16,582	$ 16,582
Securities available for sale	91,585	91,585	106,647	106,647
Other investments	8,417	8,417	6,476	6,476
Loans, net	485,938	479,590	485,254	480,180
Deposits	(508,371)	(511,875)	(522,736)	(526,780)
Other short-term borrowings	(87,025)	(94,620)	(75,608)	(83,844)
Long-term debt	(10,985)	(11,242)	(24,660)	(26,468)
Capital Securities	(3,150)	(2,589)	(3,150)	(2,758)

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

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

Note 10 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$ 2,492	$ 50	$ --	$ 2,542
State and political subdivisions	50,327	1,294	441	51,180
Mortgage backed securities	32,613	647	41	33,219
TRUP CDOs	9,217	--	6,800	2,417
Other securities	2,738	102	613	2,227

	$ 97,387	$ 2,093	$ 7,895	$ 91,585

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$ 11,377	$ 62	$ --	$ 11,439
State and political subdivisions	52,537	247	1,793	50,991
Mortgage backed securities	38,910	320	330	38,900
TRUP CDOs	11,822		7,991	3,831
Other securities	2,245	5	765	1,486

	$ 116,891	$ 635	$ 10,879	$ 106,647

Investment securities available for sale with a carrying value of $71,501 and $75,239 at September 30, 2009 and December 31, 2008, respectively, and a market value of $73,213 and $74,078 at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	---------------------------------------September 30, 2009---------------------------
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$ 3,777	$ 22	$ 1,276	$ 19	$5,053	$ 42
States and pol. subdivisions	-	-	9,383	441	9,383	441
TRUP CDOs	-	-	2,417	6,800	2,417	6,800
Other securities	804	173	720	440	1,524	613

Total	$ 4,581	$ 195	$ 13,796	$ 7,700	$18,377	$ 7,895

	---------------------------------------December 31, 2008---------------------------
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$ 13,695	$ 168	$ 6,572	$ 162	$20,267	$ 330
States and pol. subdivisions	21,874	1,356	5,479	433	27,353	1,789
TRUP CDOs	196	754	3,188	7,240	3,384	7,992
Other securities	647	530	266	237	913	767

Total	$ 36,412	$ 2,805	$ 15,505	$ 8,073	$51,917	$ 10,878

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”).

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

During the first quarter of 2009, the FASB ASC Topic 320, Investments-Debt and Equity Securities, amended the assessment criteria for recognizing and measuring OTTI related to debt securities. For analysis of our TRUP CDOs securities, we prepare cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then OTTI has occurred. We then compare the present value of cash flows using the current yield for the current reporting period and compare it to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in Other Comprehensive Income (OCI). The Company uses a third party to provide the quarterly cash flow projections to assist us in determining OTTI.

During the three and nine month periods ended September 30, 2009, we incurred credit-related OTTI charges of $2.05 million. The entire $2.05 million write-down was related to our TRUP CDOs. The cash flow projections for the pooled trust preferred securities utilize a discounted cash flow test that uses variables such as the estimate of future cash flows, creditworthiness of the underlying banks and determination of probability of default of the underlying collateral. Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each individual deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of our investments will be returned.

The expected future default assumptions for the pooled trust preferred securities are based upon the Company’s best estimate of future bank deferrrals. Banks currently in default or deferring interest payments are assigned a 100% probability of default. In all cases, a 15% projected recovery rate is applied to current deferrals and projected defaults.

In addition, the risk of future OTTI may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to certain financial institutions.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share and percentage data)

The amortized cost and estimated fair value of securities available for sale at September 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	310	325
Due after five years through ten years	1,316	1,349
Due after ten years	51,193	52,049
	52,819	53,723

Mortgage-backed securities	32,613	33,219
Other securities	11,955	4,643
	$ 97,387	$ 91,585

Note 11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

Recent Accounting Pronouncements and Future Accounting Considerations

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

The FASB issued SFAS 166 (not yet reflected in FASB ASC), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS 166”) in June 2009. SFAS 166 limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is removed from SFAS 140 along with the exception from applying FIN 46(R). The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the standard to have any impact on the Company’s financial position.

SFAS 167 (not yet reflected in FASB ASC), “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”) was also issued in June 2009. The standard amends FIN 46(R) to require a company to analyze whether its interest in a variable interest entity (“VIE”) gives it a controlling financial interest. A company must assess whether it has an implicit financial responsibility to ensure that the VIE operates as designed when determining whether it has the power to direct the activities of the VIE that significantly impact its economic performance. Ongoing reassessments of whether a company is the primary beneficiary is also required by the standard. SFAS 167 amends the criteria to qualify as a primary beneficiary as well as how to determine the existence of a VIE. The standard also eliminates certain exceptions that were available under FIN 46(R). SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Comparative disclosures will be required for periods after the effective date. The Company does not expect the standard to have any impact on the Company’s financial position.

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

2008 - 2009 Economic Environment

During 2008, macro-economic conditions negatively impacted liquidity and credit quality across the financial markets, especially in the consumer sector, as the U.S. economy experienced a recession. The National Bureau of Economic Research published a report in December 2008 indicating that the U.S. had been in a recession since December 2007 as indicated most prominently, in their view, by the declining labor market since that time. Since December 2007, in addition to deterioration in the labor market, the recession has caused rising unemployment, volatile equity markets, and declining home values, all of which are weighing negatively on consumer confidence as evidenced by weak spending throughout the year, especially during the fourth quarter of 2008 and the first quarter of 2009. During the year, financial markets experienced unprecedented events, and the market exhibited extreme volatility and evaporating liquidity as credit quality concerns, sharp fluctuations in commodity prices, volatility in rate indices such as Prime and LIBOR, and illiquidity persisted. Concerns regarding increased credit losses from the weakening economy negatively affected the capital and earnings levels of most financial institutions. In addition, certain financial institutions failed or merged with stronger institutions and two government sponsored enterprises entered into conservatorship with the U.S. government. Liquidity in the debt markets was extremely low despite the Treasury and Federal Reserve efforts to inject capital and liquidity into financial institutions, and as a result, asset values continued to be under pressure.

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

Also, on February 27, 2009, the FDIC approved a special assessment to all banks payable on September 30, 2009 to replenish the insurance fund to an acceptable level during this time of economic crisis and numerous bank failures. This special assessment was approximately $320 thousand and has been expensed and accrued during the first six months of 2009. The FDIC has also proposed a 3 year prepayment plan to replenish the fund immediately to offset future bank failures. Banks would be allowed to expense this over the 36 month period.

Other than Temporary Impairment (‘OTTI”) 2008-2009

The net loss for the three months and nine months ended September 30, 2008 included a reduction in earnings to recognize an OTTI charge in the amount of $3.95 million (net of the applicable tax benefit) on our investment in preferred stock of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Corporation (Fannie Mae”), both government sponsored enterprises (“GSE”). The decision to recognize the unrealized mark-to-market loss on these securities as an OTTI is based on the significant decline in the market value of the securities caused by recent events. Prior to this charge, impairment was recorded as an unrealized mark-to-market loss on securities available-for-sale and reflected as a reduction to equity through other comprehensive income.

On September 7, 2008 the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting both Fannie Mae and Freddie Mac under conservatorship, eliminating dividend payments on Fannie Mae and Freddie Mac common and preferred stock for an unspecified amount of time and giving management control to their regulator, the FHFA. Due to the actions of the United States government and the uncertainty surrounding the ongoing viability of these two GSEs, Highlands Bankshares, Inc. determined that the OTTI charge was necessary under generally accepted accounting principles. This OTTI charge is a one time, non-cash impairment charge.

As discussed in Footnote 10, during the three and nine month periods ended September 30, 2009, we incurred credit-related OTTI charges of $2.05 million on our TRUP CDOs which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. The Company will continue to review its investment portfolio on a quarterly basis to determine if additional credit –related OTTI needs to be charged to earnings.

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2009 reflected a net loss of $1.26 million and net income of $884 thousand, respectively. The third quarter of 2009 resulted in a reduction of losses of 56.75% from the third quarter of 2008 primarily due to the OTTI charges occurring in 2008 as compared to 2009. For the nine- month period ending September 30, 2009, the Company earned $1.64 million more than the corresponding period in 2008.

Several “non-routine” factors occurred during the first nine months of 2009. Tax exempt life insurance proceeds in the amount of $656 thousand were received in 2009 due to the untimely death of one of the Company’s executive officers. For the first nine months of 2009, FDIC insurance costs increased $745 thousand over the prior period due to the increased rates and special assessments charged by the FDIC as a result of the bank failures that have occurred and that are expected in the future. For the first nine months of 2009, FDIC insurance costs totaled $924 thousand. Also, during June of 2009, the Company had a $292 thousand gain on the sale of a parcel of land adjacent to one of its branch locations.

Total interest income for the three and nine months ended September 30, 2009 was $1.59 million and $3.56 million less than the comparable 2008 periods due to new loan and investment securities volume being booked at lower rates and existing adjustable rate loans and investment securities re-pricing at lower rates. The Company has also had an increased amount of loans and securities being placed in non- accrual status during 2009 as opposed to 2008. In addition, the Company’s average investment securities portfolio balance for the nine months ended September 30, 2009 has also decreased by approximately $25.27 million over the nine months ended September 30, 2008 due to the Company’s decision not to replace what has matured or paid down during the last several months. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during the last several months. The majority of what has paid off during the last year has been callable agency securities and agency mortgage backed securities. The Company’s total interest expense decreased by $804 thousand for the three months and $2.58 million for the nine months ended September 30, 2009 over the same periods in 2008 due to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or re-price. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits and loans.

Net interest income for the three-month and nine-month periods ended September 30, 2009 decreased 6.63% and 15.60%, respectively, or $789 thousand and $983 thousand as compared to the corresponding 2008 periods. This reduction in net interest income for the three month period was primarily due to placing 1 large commercial credit with an approximate balance of $4.3 million in non-accrual. Accrued interest pertaining to this credit of approximately $290 was reversed during the third quarter. The Company also reversed approximately $235 thousand of accrued but unpaid interest on its TRUP CDOs. Average interest-earning assets decreased $3.76 million from the nine-month period ended September 30, 2008 to the current nine-month period, while average interest-bearing liabilities increased $8.05 million over the same period. The tax-equivalent yield on average interest-earning assets was 5.90% for the nine-month period ended September 30, 2009 representing a decrease of 81 basis points from the yield of 6.71% for the same period in 2008. The yield on average interest-bearing liabilities decreased 63 basis points to 3.04% for the nine month period ended September 30, 2009 as compared to 3.67% for the same period in 2008.

During the first nine months of 2009, the Company’s non-interest income increased by $4.54 million over the corresponding period for 2008. OTTI charges were $3.94 million less in 2009 than in 2008. Tax exempt life insurance proceeds in the amount of $656 thousand were received in the first quarter of 2009. During the second quarter of 2009, the Company had a $292 thousand gain on the sale of a parcel of land adjacent to one of its branch locations. Service charges on deposit accounts decreased by $30 thousand for the three-month period and $179 thousand for the nine-month period ended September 30, 2009 as compared to September 30, 2008.

Non-interest expense for the three and nine-month periods ended September 30, 2009 increased $437 thousand and $1.28 million, respectively, over the comparable periods in 2008. In addition to increased FDIC insurance costs, the increase in non-interest expense was also related to salary and employee benefits which increased $41 thousand for the three month period and $349 thousand for the nine month period over the comparable periods in 2008. Additional branch staffing was added in the Company’s Tennessee market during the second half of 2008 for branch expansion. Also during the second quarter of 2009, the Company wrote off its $153 thousand investment in Silverton Bank stock due to the recent closing of Silverton Bank by Bank Regulators.

For the nine months ended September 30, 2009, other operating expenses besides FDIC insurance costs that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $442 thousand, bank franchise taxes totaling $335 thousand and software licensing and maintenance costs totaling $536 thousand.

Excluding the OTTI charges during 2008 and 2009, operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 7.50% for the nine-month period ended September 30, 2009 from 9.75% for the corresponding period in 2008. Likewise, excluding the OTTI charges, return on average assets for the nine months ended September 30, 2009 was 0.44% compared to 0.64% for the nine months ended September 30, 2008. The provision for loan losses for the three-month and nine-month periods ended September 30, 2009 totaled $727 thousand and $1.47 million, respectively, a $218 thousand and $118 thousand increase as compared to the corresponding periods in 2008. This increased provision was due to additional reserves being required as a result of the severe recession and economic environment. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. Net charge-offs for the first nine months of 2009 were $1.16 million compared with $898 thousand for the first nine months of 2008. Year–to–date net charge-offs were 0.24% and 0.18% of total loans for the periods ended September 30, 2009 and September 30, 2008, respectively. Loan loss reserves increased 5.98% to $5.48 million at September 30, 2009 from the amount at December 31, 2008. The Company’s allowance for loan loss reserves at September 30, 2009 increased to 1.12% of total loans versus 1.04% at September 30, 2008. At December 31, 2008, the allowance for loan loss reserve as a percentage of total loans was 1.05%.

Financial Position

Total loans increased from $489.17 million at September 30, 2008 to $491.42 million at September 30, 2009. During the nine-month period ended September 30, 2009, total loans increased by $993 thousand. The majority of the Company’s recent loan growth has been from its North Carolina and Tennessee markets due to increased commercial activity. During this same time period, loan volumes have slightly decreased in the Company’s Virginia market areas due to increased competition from banks, credit unions and other lending sources. Over the last year, the Company’s growth in loans has been in residential real estate and commercial real estate. The Company has significantly decreased its construction portfolio during the recent economic downturn. Since September 30, 2008 the Company has reduced its construction loan and other land loan balances from $65.42 million down to $47.45 million. The loan to deposit ratio increased f rom 92.77% at September 30, 2008 to 96.67% at September 30, 2009. The loan to deposit ratio at December 31, 2008 was 93.82%. Deposits at September 30, 2009 have decreased $18.91 million since September 30, 2008 and have decreased $14.36 million since December 31, 2008. During the last 12 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. This has resulted in the reduction in deposits during the year, primarily time deposits.

The Company continues to utilize the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company currently has approximately $95.06 million in outstanding FHLB advances. No new advances were originated during 2009. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status are included. Non-performing assets were $21.92 million or 3.33% of total assets at September 30, 2009 compared with $10.88 million or 1.63% of total assets at December 31, 2008 and $10.22 million or 1.52% of total assets at September 30, 2008.

A significant component of the Company’s non-performing assets at September 30, 2009 is related to two large commercial credits. One of these totals 4.2 million and the Company is currently acquiring the property through foreclosure and bankruptcy proceedings. Approximately $1.3 million of the balance was transferred to OREO in June of 2008. The second large credit totals $4.34 million and was placed in non accrual during the third quarter of 2009. In the event the collateral values are over-estimated or deteriorates management believes a sufficient amount of loan loss reserve has been allocated to the remainder of the loans to cover any potential future losses. The Company’s OREO balance is currently $7.18 million and has increased $3.35 million since September 30, 2008. The ability to sell OREO has been negatively affected by the current economic climate. The Company has also seen increased deterioration in the Tennessee commercial real estate market.

Investment securities and other investments totaled $100.00 million (market value) at September 30, 2009, which reflects a decrease of $13.12 million or 11.60% from the December 31, 2008 total of $113.12 million. Investment securities available for sale and other investments at September 30, 2009 were comprised of mortgage backed securities (32.39% of the total securities portfolio), municipal issues (51.18%), collateralized mortgage obligations (0.83%), corporate bonds (4.27%), Small Business Administration backed securities (0.05%), U. S. government agencies (2.54%), and equity securities (0.34%). The Company’s entire securities portfolio was classified as available for sale at both September 30, 2009 and December 31, 2008.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank and Community Bankers Bank stock. These investments (carrying value of $8.42 million and 8.42% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Also during the second quarter of 2009, the Company has begun buying CD’s at other banks in increments of $240,000 or less that are fully insured. At September 30, 2009, CDs purchased from other bank totaled $2.03 million. Yields on typical investment securities during the current economic cycle have decreased significantly and therefore management has intentionally decreased its security portfolio and has maintained a significant amount of cash and cash equivalents during the last several months.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $42.41 million at September 30, 2009, representing an increase of $4.36 million or 11.47% over September 30, 2008. Total stockholders’ equity at December 31, 2008 was $39.05 million. The increase in stockholders’ equity from September 30, 2008 to September 30, 2009 is primarily due to the increase in market value of the Bank’s available for sale securities portfolio during this period that is reflected in Accumulated Other Comprehensive Income (Loss).

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($14.94 million at September 30, 2009) and unrestricted investment securities available for sale ($16.22 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company. The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and several correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. The Bank is also a member of the CDARS network which provides the opportunity to attract funds from other FDIC insured institutions throughout the country. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

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

ITEM 4. Controls and Procedures

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no repurchases of common stock during the three months ended September 30, 2009. The Company does not anticipate any significant repurchases during 2009 in an effort to retain regulatory capital during the economic downturn. The Company currently has 5,011,146 shares of common stock outstanding.

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

HIGHLANDS BANKSHARES, INC.

(Registrant)

Date: November 12, 2009	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and

Chief Executive Officer

Date: November 12, 2009	/s/ Robert M. Little, Jr.
Robert M.Little, Jr.
Chief Financial Officer

Date: November 12, 2009	/s/ James R. Edmondson
James R. Edmondson
Vice President -Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.