Form 10-K
period 2009-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2010-04-15
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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
Large Accelerated Filer  ☐   Accelerated Filer  ☐    Non-Accelerated Filer ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $34,624,085.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 10, 2010, there were 5,011,152 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Annual Financial Statements for year ended December 31, 2009 – Part II
Proxy Statement for the 2010 Annual Meeting of Shareholders—Part III

Part I.

Item I.  Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Bank Holding Company Act (BHCA). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2009: the Bank, which was formed in 1985, and Highlands Capital Trust I (HCTI), a statutory business trust (the “Trust”) which was formed in 1998.

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

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2009, had purchased eight full service insurance agencies across the state of Virginia. HUIS is used to sell insurance services through Bankers’ Insurance, LLC.  The number of owner banks involved with Bankers’ Insurance, LLC was thirty-four as of December 31, 2009.

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

The following table sets forth, for the two fiscal years ended December 31, 2009 and 2008, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2009	Interest and Fees on Loans	83.75%
December 31, 2008	Interest and Fees on Loans	86.76%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of:

•	all of Washington County, Virginia
•	portions of Smyth County, Virginia
•	the City of Bristol, Virginia
•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee
•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee
•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee,
•	the City of Knoxville, Tennessee and adjacent portions of Knox County, Tennessee
•	the Town of Banner Elk, North Carolina and adjacent portions of Avery County, North Carolina
•	the Town of Boone, North Carolina and adjacent portions of Watauga County, North Carolina
•	the Town of West Jefferson, North Carolina and adjacent portions of Ashe County, North Carolina

The economy in the markets we serve is diverse and is oriented toward retail and service, light manufacturing, higher education and agriculture.

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, manufacturing, retail trade, healthcare services, and Governmental sectors are the largest industries, in terms of total number of jobs in 2009.  These sectors contribute at total 61.2% of the total city/county employment. The latest unemployment figures as of December 2009 reflect an unemployment rate of 10.0% and 9.3% for the Bristol, Virginia and Washington County, Virginia respectively.

      The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia.  The latest unemployment figures reflect an unemployment rate of 10.9% reported as of December 2009. In Smyth County, manufacturing is the largest employment industry and makes up 27.3% of all jobs throughout the county, totaling 3,175 individuals. The educational and Governmental sectors account for 25.6% of the total jobs, totaling 2,972 individuals.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 9.3% as of  December 2009.  The healthcare services and manufacturing sectors make up 42.4% of all jobs throughout the county.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County.  Rogersville’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 10.4% as of December 2009. In Hawkins County, manufacturing, education, and retail trade are the largest sectors, in terms of total employment. These sectors combined make up 69.7% of all jobs throughout the county.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the county include tourism, retail, and service related industries, which make up 69.2% of all jobs throughout the county. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures reflect an unemployment rate of 10.7% as of December 2009.

Knoxville, Tennessee is located in Knox County, Tennessee.  Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee.  Knoxville serves as the county seat and is the third largest city in the state of Tennessee.  Major employers for the county include healthcare services, retail trade, accommodation/food services and warehousing/distributing industries.  These sectors contribute to 51.9% of all jobs throughout the county.  The latest unemployment figures reflect an unemployment rate of 8.1% as of December 2009.  Knoxville’s central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina.  Watauga County, North Carolina has an estimated population of 45,190 as of December 2008.  Watauga County’s three largest employment sectors are private industry, education services and retail trade. The latest unemployment figures reflect an unemployment rate of 7.4% as of December 2009. Watauga County’s largest employer is Appalachian State University. Appalachian State is the sixth largest university in the University of North Carolina system. Employment at Appalachian State University has remained relatively stable over the past four years.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina.  Avery County, North Carolina had an estimated population of 17,884 as of December 2008.  In Avery County, education, health and social services, retail trade, and the accommodation and food services sectors are the largest industries, in terms of total number of jobs in 2008.  The latest unemployment figures reflect an unemployment rate of 9.7% as of December 2009.

West Jefferson, North Carolina is located in Ashe County in the northwestern mountains of North Carolina.  Ashe County, North Carolina had a population that was estimated at 25,702 as of December 2008. In Ashe County, manufacturing, education and health services, and public administration are the largest employment industries. The latest unemployment figures reflect an unemployment rate of 12.3% as of December 2009.

Competition

The banking and financial service business in the markets we serve is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete, the Bank relies upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations and extended hours of operation. In addition, the Bank is generally competitive with other financial institutions in its market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts. Deposit market share for each of the Bank’s market areas can be found on the FDIC’s website at  www.fdic.gov under the Industry Analysis/Summary of Deposits section.

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

Troubled Asset Relief  and Temporary Liquidity Guarantee Programs.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).  The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions.  Pursuant to the EESA, the U.S. Treasury had authority to among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On October 14, 2008 the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”).  On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).

Under the TARP Capital Purchase Program, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock and warrants (from the $700 billion authorized by the EESA).   Participating financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

The American Reinvestment and Recovery Act of 2009 (the “AARA”) was enacted on February 17, 2009. The ARRA included a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA amended the compensation and corporate governance obligations on all current and future TARP Capital Purchase Program recipients.

There can be no assurance, however, as to the actual long - term impact that the EESA, ARRA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets.  The failure to the EESA, ARRA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.  Additionally, if EESA fails to bring stability to the financial markets, additional burdensome regulation may be enacted.

In December of 2008, the Company applied for and received preliminary approval to issue up to $14.4 million of preferred stock to the U. S. Treasury. During the first quarter of 2009, the Company began the process of requesting shareholder approval to amend its Articles of Incorporation to issued preferred shares. After careful consideration, the Company’s Board of Directors decided to not participate.

    The Company and Bank elected to participate in the Temporary Liquidity Guarantee Program.  The program provides full FDIC insurance to all non-interest bearing transaction accounts and all deposit transaction accounts with an interest rate up to .50%. Beginning in December of 2008, the Bank began taking full advantage of this additional insurance.

Highlands Union Bank.

General. The Bank, as a state chartered member of the Federal Reserve, is subject to regulation and examination by the Virginia State Corporation Commission and the Federal Reserve Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $250,000 per depositor, subject to aggregation rules). The Federal Reserve Board and the Virginia Bureau of Financial Institutions regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates paid on deposits, interest rates or fees charged on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Federal Reserve Board requires the Bank to maintain certain capital ratios. The Bank is required by the Federal Reserve Board to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Federal Reserve Board. The Bank also is required by the Federal Reserve Board to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While appropriate for safety and soundness of banks, these requirements impact banking overhead costs.

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

The Bank met the requirements at December 31, 2009 to be classified as “well capitalized.”  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

During 2008, the FDIC increased the “base” amount of FDIC insurance from $100,000 to $250,000. This additional coverage is extended until December 31, 2013. The FDIC has also issued revisions to its premium scale which will approximately double the amount of FDIC premium that the Bank is currently paying.  The new FDIC rates are effective in 2009. Currrently the Bank is categorized in the highest or most beneficial classification in terms of deposit insurance premiums. On February 27th, 2009, the FDIC also approved a special assessment to all banks payable on September 30th, 2009 to replenish the fund to an acceptable level during this time of economic crisis and numerous bank failures.  The Bank expensed a total of $1.18 million during 2009 to cover both the increased annual assessment and the special assessment.  At the end of December 2009, the FDIC also collected a full 3 years of prepaid premiums from FDIC insured institutions to replenish the fund. This prepayment will be expensed thru 2012.

Gramm- Leach- Bliley Act. The Gramm-Leach-Bliley Act of 1999 (the GLBA) allows banks, with primary regulator approval, to acquire financial subsidiaries to engage in any activity that is financial in nature or incidental to a financial activity, as defined in the Bank Holding Act, except (i) insurance underwriting, (ii) merchant or insurance portfolio investments, and (iii) real estate development or investment. Well-capitalized banks are also given the authority to engage in municipal bond underwriting.

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

Registrant's Organization and Employment

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2009, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers was paid by the subsidiary bank, including fees paid to its directors. In previous years, stock based compensation, through the form of stock options, was paid/granted through the Company.  At December 31, 2009, the Bank employed 227 full time equivalent employees at its main office, operations center and branch offices. The Company, HCTI, HUFS and HUIS had no employees at this time.

The Company’s relationship with its employees is considered to be good. Employment has remained very stable over the last several years with very little turnover. There are no employment contracts in existence for any employee or officer.

Company Website

The Bank maintains a website at www.hubank.com. The Company makes available through the Bank’s  website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, free of charge, as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

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

We may become subject to additional regulatory oversight.

We are subject to extensive supervision by several governmental regulatory agencies at the federal and state levels. Due to the difficult economic conditions and the effects of these conditions on us, we may become subject to additional regulatory oversight by one or more of these agencies.  While we do not know what form or content such oversight may take, it could, among other things, limit our ability to grow our assets, open new branch offices or pay dividends and may adversely affect our operations and our financial results. In addition, our management and board of directors may be required to focus considerable time and attention on taking actions to respond to and comply with the our regulators requirements.

Our failure to maintain adequate capital could have adverse effects on our financial condition.

Highlands Bankshares, Inc. and its bank subsidiary are subject to regulatory capital adequacy guidelines. If the Bank fails to meet capital adequacy guidelines, it could have a material effect on our financial condition and could subject us to a variety of enforcement actions, as well as impose restrictions on our business. In addition, it could lead to a decline in the confidence that our customers have in us and a reduction in the demand for our products and services. If we are not in compliance with governmental regulation, we can be subject to fines, penalties or restrictions of our business.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio.  Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our clients relative to their financial obligations with us.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rate; that may be beyond our control, and these losses may exceed our current estimates.  Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future.  Excessive loan losses could have a material impact on our financial performance.  Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different from those of our management.  Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2009, many emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010, and could materially impact the profitability of our business, the value of assets we hold or the collateral available for our loans, require changes to business practices or force us to discontinue businesses and expose us to additional costs, taxes, liabilities, enforcement actions and reputational risk.

Certain reform proposals under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital, including in ways that may adversely impact our shareholders or creditors. In addition, we anticipate the enactment of certain reform proposals under consideration that would introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry

The banking and financial service business in the markets we serve is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete, the Bank relies upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations and extended hours of operation. In addition, the Bank is generally competitive with other financial institutions in its market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts.

Inadequate disaster recovery plans could significantly impact our operations.

If the disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact our operations. Natural or man-made disasters, such as fires, storms, terrorist or military actions could cause damage to our physical facilities, or could cause delays or disruptions to operational functions, including information processing and / or check settlements. In addition, our vendors could suffer from such events. Should these events affect us or the vendors with whom we do business, our results of operations could be negatively impacted.

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

The Bank’s ability to pay dividends to the Company is limited by various statutes and regulations. Currently, the Bank must obtain approval from the Federal Reserve Board to pay a dividend to the Company because any dividend would exceed the aggregate of the Bank’s net profit for the most recent fiscal year and its retained net profits for the two preceding years.  This restriction may have a negative impact on the Company’s liquidity and could have a material adverse effect on the market price of our common stock.

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

None

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

The Bank also owns the land and 2 buildings used for its Collections, Human Resources, Customer Call Center, IRA Operations, Internal Audit and Facilities departments in Abingdon, Virginia. The Bank owns a vacant piece of land in Bristol, Tennessee and two parcels in Washington County, Virginia that are being held for potential future branch sites. The Bank leases office space in West Jefferson, North Carolina for a loan production office.

The Bank also owns the land and buildings used as the Bank’s Operations Center and Technology House in Abingdon, Virginia. The Bank owns approximately 14 acres of vacant land in Abingdon, Virginia for future possible development of a corporate headquarters. The Bank also owns an additional lot in Boone, North Carolina (approximately 1 acre) for future branching.

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

Item 4.  Reserved

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The stock transfer agent of the Company attempts to keep a record of stock sales by asking the parties about the trade price per share.  Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2009 and 2008.

Common Stock Performance – 2009

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$14.00	$ 9.10	$11.30	$ -

Second Quarter	$ 9.34	$ 9.00	$ 9.19	$ -

Third Quarter	$14.00	$ 8.89	$11.81	$ .11

Fourth Quarter	$13.00	$ 9.00	$11.96	$ -

Common Stock Performance – 2008

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$17.00	$14.25	$16.94	$ -

Second Quarter	$18.00	$13.20	$16.77	$ 0.22

Third Quarter	$17.00	$ 8.50	$15.79	$ -

Fourth Quarter	$17.00	$ 8.16	$10.79	$ -

The Company historically has paid cash dividends on an annual basis. During 2009, the Company announced a change in which dividends would be considered at the end of the second and fourth quarters of each fiscal year. The final determination of the timing, amount and payment of dividends on the Common Stock is at the discretion of the Company’s Board of Directors and will depend upon the earnings of the Company and its subsidiaries, principally the Bank, the financial condition of the Company and other factors, including general economic conditions and applicable governmental regulations and policies as discussed in Item 1. “Business – Certain Regulatory Considerations,” above. In July 2009, the Board declared a cash dividend of $0.11 per share. In February, the 2010, however, the Board announced that it had suspended its cash dividend as a result of the challenging economic environment. The Board will be further considering the current economic downturn and its effect on the earnings stream of the Company.

Due to the economic environment, the Board has also determined that, effective April 15th, 2010, the Company will defer interest payments on the junior subordinated debt securities held by the Company’s subsidiary, Highlands Capital Trust I.  As a result, distribution payments to holders of the Highlands Capital Trust I 9.25% Capital Securities will also be deferred.

As of March 10, 2010, the Company had approximately 1,482 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the three months ended December 31, 2009.  The Company does not anticipate any significant repurchases during 2010 in an effort to retain regulatory capital.

The Company currently has 5,011,152 shares of common stock outstanding.

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

Caution About Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, includeing certain plans, expectations, goals and projections, which are inherently subject to numerous assumptions, risks and uncertainties. The Company's actual results could differ materially from those set forth or implied in the forward-looking statements.

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

Overview

At December 31, 2009, the Bank had total assets of $648.21 million. Total deposits at this date were $521.31 million. The Bank’s net loss for 2009 was $5.74 million which produced a return on average assets of -.86% and a return on average stockholders' equity of –13.07%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

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

The Company plans to reduce the asset size of the bank in the next couple of years in an effort to increase its regulatory capital ratios. The Company plans to reduce its commercial real estate loan portfolio and its time deposits over the next several months. The Company also plans to make a concerted effort to reduce its non-performing assets.

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

Other than Temporary Impairment

    On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance. During this review, the Company determines if the impairment is deemed to be other-than-temporary. If it is determined that the impairment is other-than-temporary, i.e. impaired because of credit issues, the investment is written down through the Statement of Operations in accordance with accounting guidance.

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2009 and 2008:

	2009	2008	2007

Return on Average Assets	(-0.96%)	0.02%	0.76%
Return on Average Equity	(-16.02%)	0.27%	10.61%
Basic Earnings (Loss) Per Share	($-1.27)	$ 0.02	$0.95
Fully Diluted Earnings (Loss) Per Share	($-1.27)	$ 0.02	$0.94
Net Interest Margin (1)	3.28%	3.41%	3.43%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets. .	5.98%	6.30	7.13%

Growth

The following table shows the Company’s key growth indicators for the years ended December 31, 2009 and 2008:

(dollar amounts in thousands)

	12/31/09	12/31/08

Securities	$ 70,948	$ 106,647
Loans, net	$ 474,438	$ 485,254
Deposits	$ 519,904	$ 522,736
Assets	$ 645,307	$ 668,996

Asset Quality

The following table shows the Company’s key asset quality indicators for the years ended December 31, 2009 and 2008:

(dollar amounts in thousands)

	12/31/09	12/31/08

Non- accrual loans	$ 11,559	$ 6,278
Loans past due over 90 days	4,260	656
Other real estate owned	6,847	3,792
Allowance for loan losses to total loans	2.40%	1.05%
Net charge-off ratio	0.63%	0.21%

          For further information see the discussion under "Provision and Allowances for Loan Losses".

2008-2009 Economic Environment-

In response to the financial crises affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 ( “EESA”) was signed into law in October 2008.  Pursuant to EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Of that $700 billion, the Treasury made $250 billion of capital available to financial institutions in the form of preferred stock and warrants through the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”).  Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance pursuant to EESA, as amended by the American Reinvestment and

Recovery Act of 2009.  On December 30, 2008, the Company received preliminary approval from the Treasury to participate in the Program by issuing up to $14.4 million of preferred stock to the Treasury.  Because the Company’s Articles of Incorporation did not authorize the Company to issue preferred stock, the Company held a Special Meeting of Shareholders on March 23, 2009 at which the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to authorize the issuance of preferred stock.  Due to its concerns with the potential for additional regulatory burdens associated with the TARP Capital Purchase Program and the possibility that Congress could further change the terms of the transaction or impose additional burdens at any time, the Company began looking for alternative sources of capital.  In April 2009, the Company announced that it entered into a $7,500,000 Loan Commitment with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company a Revolving Line of Credit of up to $3,000,000 and a Closed-End Term Loan of up to $4,500,000 (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans.  The Loan proceeds may be down-streamed to the Bank and counted as Tier 1 capital at the Bank level.  As a result, the Board of Directors of the Company determined that it was not in the best interests of the Company or its shareholders to participate in the TARP Capital Purchase Program and declined the opportunity.

In November 2008, the Federal Deposit Insurance Corporation (the “FDIC”) established the Temporary Liquidity Guarantee Program (“TLGP”).  Under the TLGP, the FDIC will fully guarantee, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts).  On December 3, 2008, the Bank elected to participate in both guarantee programs.

In addition, the limit on FDIC coverage has been temporarily increased to $250,000 for all accounts through December 31, 2013.  The costs association with bank resolutions or failures also have substantially depleted the Deposit Insurance Fund.  As a result, the FDIC has been implementing and considering different methodologies by which it may increase premium amounts.  The FDIC almost doubled its assessment rate on well-capitalized institutions by raising the assessment rate 7 basis points at the beginning of 2009.  In May 2009, the FDIC issued a final rule regarding a special assessment of 5 basis points on an institution’s total assets minus its Tier 1 capital as of June 30, 2009.  The FDIC adopted another final rule effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk, make corresponding changes to assessment rates beginning with the second quarter of 2009, as well as other changes to the deposit insurance assessment rules.  In November 2009, the FDIC voted to require insured depository institutions to prepay slightly over three years of estimated insurance assessments. Additionally, the FDIC has proposed using executive compensation as a factor in assessing the premiums paid by insured depository institutions to the Deposit Insurance Fund.

    Many of these emergency government programs enacted in 2008 in response to the financial crisis and the recession slowed or wound down in 2009, and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. Legislators and regulators in the United States are currently considering a wide range of proposals that, if enacted, could result in major changes to the way banking operations are regulated. Some of these major changes may take effect as early as 2010.  Certain reform proposals under consideration could result in our becoming subject to stricter capital requirements and leverage limits, and could also affect the scope, coverage, or calculation of capital, all of which could require us to reduce business levels or to raise capital.  In addition, the enactment of certain reform proposals under consideration could introduce stricter substantive standards, oversight and enforcement of rules governing consumer financial products and services, with particular emphasis on retail extensions of credit and other consumer-directed financial products or services.

Results of Operations

Net Interest Income
(dollar amounts in thousands)

Net interest income for 2009 was $18,329 or a decrease of $1.360 million over 2008. During 2009 interest income decreased by $4,843. This was a result of both existing interest earning assets re-pricing at lower rates and new loans made and securities purchased at lower rates. Average interest earning assets decreased approximately $22,575 from 2008.. Additionally, the amount of non-accruing assets increased over 2008. Interest-bearing liabilities also re-priced downward, causing a decrease in interest expense of $3,478.The average balance of interest earning assets declined only 169 thousand from 2008. During the latter part of 2007, the Federal Reserve Board began lowering interest rates due to recessionary fears and the current weaknesses in the economy. The Fed continued to lower rates during 2008 with the Fed Funds target rate falling to historic lows due the credit crisis / recession. The net result of these changes was a decrease in the Company’s net interest margin to 3.28% in 2009 from 3.41% in 2008. During December 2009, the Company decreased its net funding from the FHLB by pre-paying 2 advances totaling $13,000. The Company paid these advances off by selling approximately 13,000 of available for sale securities. Both advances carried interest rates exceeding 6%. The continued competition for deposits in the Company’s market areas has slowed deposit growth.  The tax equivalent yield on earning assets for 2009 was 5.99%, decreasing 59 basis points during the year. During the same period, the yield on interest bearing liabilities was 3.00%, which was a decrease of 65 basis points. During 2008, the Bank also became a member of the CDARS network, both to provide alternative funding and to provide its customers with full FDIC insurance by “swapping” deposits with other FDIC insured banks”. The Bank utilized the CDARS program throughout 2009.  See additional information on the CDARS network in the “Deposits” section below. The Bank continues to look for alternative funding sources in an effort to reduce its cost of funds.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2009			2008			2007
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (1)	$490,481	$ 30,338	6.19%	$477,027	$ 32,937	6.90%	$441,308	$ 32,832	7.44%
Securities (2)(3)	98,791	4,126	5.41	137,664	6,296	5.60	148,500	7,175	5.89
Federal funds sold	6,838	10	0.15	4,163	85	2.04	6,521	338	5.18
Total interest-earning assets	$596,110	$ 34,474	5.99%	$618,854	$ 39,318	6.58%	$596,329	$ 40,345	7.03%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$434,983	$ 11,246	2.59%	$430,347	$ 14,823	3.44%	$426,116	$ 16,886	3.96%
Other interest bearing liabilities	103,071	4,899	4.75	107,876	4,800	4.45	88,694	4,555	5.14
Total interest-bearing liabilities	$538,054	$ 16,145	3.00%	$538,223	$ 19,623	3.65%	$514,810	$ 21,441	4.16%
Net interest income		$ 18,329			$ 19,694			$ 18,904
Net margin on interest earning assets on a tax equivalent basis			3.28%			3.41%			3.43%
Average interest spread			2.99%			2.93%			2.87%

(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free investments. Virginia banks are exempt from state income tax.
(3)The yield on securities classified as available for sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by Financial Accounting Standard 115.

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

Increase/(Decrease) Due to Volume and Rate

	2009 Compared to 2008
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$ (2,104)	$ (66)	$ (2,170)
Federal funds sold	4	(78)	(74)
Loans	832	(3,431)	(2,599)
Total Income Change	$ (1,268)	$ (3,575)	$ (4,843)
INTEREST EXPENSE Savings and time deposits	$ 120	$ (3,697)	$ (3,577)
Other interest-bearing liabilities	(228)	327	99
Total Expense Change	$ (108)	$ (3,370)	$ (3,478)
Increase (Decrease) in Net Interest Income	$ (1,160)	$ (205)	$ (1,365)

	2008 Compared to 2007
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$ (607)	$ (272)	$ (879)
Federal funds sold	(48)	(205)	(253)
Loans	2,466	(2,361)	105
Total Income Change	$ 1,811	$ (2,838)	$ (1,027)
INTEREST EXPENSE Savings and time deposits	$ 146	$ (2,209)	$ (2,063)

Other interest-bearing liabilities	853	(608)	245
Total Expense Change	$ 999	$ (2,817)	$ (1,818)
Increase (Decrease) in Net Interest Income	$ 812	$ (21)	$ 791

Non-interest Income
(dollar amounts in thousands)

Non-interest income for 2009 included an “other-than-temporary-impairment charge” in the amount of $5.62 million. The entire $5.62 million write-down was related to our TRUP CDOs, which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. The cash flow projections for the pooled trust preferred securities utilize a discounted cash flow test that uses variables such as the estimate of future cash flows, creditworthiness of the underlying banks and determination of probability of default of the underlying collateral. Cash flows are constructed in an INTEX cash flow model. It includes each individual deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of our investments will be returned.

The expected future default assumptions for the pooled trust preferred securities are based upon the Company’s best estimate of future bank deferrrals. Banks currently in default or deferring interest payments are assigned a 100% probability of default. In all cases, a 15% projected recovery rate is applied to current deferrals and projected defaults.

In addition, the risk of future OTTI may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to certain financial institutions. (See Footnote 2 in the Company’s Consolidated Financial Report for further discussion concerning OTTI).

 In 2008 the Company made the decision to record a $5.99 million “other than temporary impairment” charge on its holdings of preferred stock  of the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Corporation (Fannie Mae”), both government sponsored enterprises (“GSE”). The decision to recognize the unrealized mark-to-market loss on these securities as an “other-than-temporary impairment (“OTTI”) was based on the significant decline in the market value of the securities caused by recent events.

Excluding OTTI charges, the Company’s non-interest income increased by $1.01 million from 2008 to 2009. The majority of this increase was related to life insurance benefits in the amount of $656 and a gain on the sale of a parcel of land in the amount of $292. Service charges on deposit accounts (primarily NSF fees) decreased $189 as compared to 2008. The number of checks processed continues to decline as the number of electronic transactions increases.  Debit card fee income increased by $86 over 2008 due to increases in visa check card interchange fees. The use of debit cards continued to increase significantly over the prior period.    The Company also introduced a rewards points program related to signature based debit card transactions during the latter part of 2008. This program is geared to increase the Company’s debit card fee income in future periods.

Earnings related to the Company’s holdings of Bank Owned Life Insurance totaled $458 in 2009 and $499 in 2008.

Net securities gains totaled $380 in 2009 compared to $137 in 2008.

Non-interest Expense
(dollar amounts in thousands)

Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses and other operating expenses. Non-interest expense for 2009 was $20,349, an increase of $2,172 over 2008.  Salaries and employee benefits increased by 2.93% or $301 primarily due to the Company opening a new branch  in Sevierville, TN in the fourth quarter of 2008. Expenditures related to these branch expansions also increased occupancy expense and furniture and fixtures expense over 2008. Medical insurance costs increased $302 over 2008. Recent technology enhancements, however, have allowed the bank to leverage its existing personnel base to help minimize overall increases in personnel costs. As a result of the severe economic recession and the numerous bank failures, FDIC premiums increased $852 over 2008.  OREO write-downs and subsequent losses on sales of OREO increased $911 over 2008. The drop in market values resulting from the economic recession has made the selling of OREO very challenging even after significantly lowering asking prices.

Income Taxes
(dollar amounts in thousands)

Income tax expense for 2009 decreased $3,691 when compared to 2008 as a result of  the decrease in pretax income. Significant increases in the provision for loan losses and OTTI charges during 2009 were the primary contributors to the Company’s net loss before taxes. Life insurance benefits, interest income from tax exempt municipal bonds and earnings related to the Company’s investment in BOLI are the primary elements of tax exempt income.

Provision and Allowance for Loan Losses
(dollar amounts in thousands)

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The internal credit review department also prepares regular analyses of the adequacy of the allowance for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses on specific loans and makes pool allocations for historical losses for various loan types. In recent years, the Company has used a rolling three year history by loan category in determining pool allocation factors. However, due to the severe economic recession, the Company based its pool allocations as of December 31, 2009 to more closely match 2009 losses. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions and market area, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environment factors on the loan portfolio. As a result of the continued recession, the Company increased its 2009 provision for loan losses by $8.02 million over 2008 due to the significant increase in non-performing  and past due loans.

The internal credit review department as well as management has determined that the Company's allowance for loan losses is sufficient.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2009	2008	2007	2006	2005
Allowance for loan losses at beginning of year	$ 5,171	$ 4,630	$ 4,565	$ 4,359	$ 4,181
Loans charged off:
Commercial	698	195	47	206	131
Real Estate – mortgage	1,659	283	99	58	205
Consumer	670	607	444	539	791
Other	220	231	242	277	0
Total	$ 3,247	$ 1,316	$ 832	$ 1,080	$ 1,127
Recoveries of loans previously charged off:
Commercial	$ 12	$ 122	$ 36	$ 14	$ 17
Real Estate – mortgage	1	1	54	10	10
Consumer	114	144	121	115	123
Other	16	0	1	0	0
Total	$ 143	$ 267	$ 212	$ 139	$ 150

Net loans charged off	$ 3,104	$ 1,049	$ 620	$ 941	$ 977

Provision for loan losses	9,614	1,590	685	1,147	1,155
Allowance for loan losses end of year	$ 11,681	$ 5,171	$ 4,630	$ 4,565	$ 4,359
Average total loans (net of unearned income)	$ 490,481	$ 477,027	$ 441,308	$ 422,525	$ 400,759
Total loans (net of unearned income) at year-end	$ 486,119	$ 490,425	$ 451,291	$ 437,599	$ 411,633
Ratio of net charge-offs to average loans	0.633%	0.220%	0.140%	0.223%	0.244%
Ratio of provision for loan losses to average loans	1.960%	0.333%	0.155%	0.271%	0.288%
Ratio of provision for loan losses to net charge-off	309.729%	151.573%	110.484%	121.892%	118.219%
Allowance for loan losses to year-end loans	2.402%	1.054%	1.026%	1.043%	1.059%

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

The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/or principal payments. The following table presents non-performing loans at December 31.

	2009	2008	2007	2006	2005
(Amounts in thousands)

Non-performing loans	$ 15,819	$ 6,934	$ 8,117	$ 3,400	$ 4,201

Non-accrual loans	$ 11,559	$ 6,278	$ 7,849	$ 2,696	$ 2,920

Loans past-due 90 days and more and still accruing	$ 4,260	$ 656	$ 268	$ 704	$ 1,281

Interest income lost on non-accruing loans	$ 497	$ 417	$ 333	$ 234	$ 227

Troubled Debt Restructurings	$ 6,010	$ 4,393	--	--	--

The 2 most significant components of the Bank’s non-performing assets at December 31, 2009 are two large commercial credits. The first credit totals approximately $4.2 million. The Company is currently acquiring the property through foreclosure and bankruptcy proceedings. Approximately $1.3 million of the balance was transferred to OREO in June of 2008. The second credit totals approximately $4.24 million and is currently past due in excess of 90 days. In the event the collateral value is over-estimated or deteriorates management believes a sufficient amount of loan loss reserve has been allocated to the remainder of the credits to cover any potential future losses. The Company has seen the greatest deterioration of its commercial real estate portfolio in its Sevierville TN market area.

    Due to the significant increase in non-performing loans the Company significantly increased its loan loss provision and reserve balance during 2009. Management feels that at December 31, 2009, reserves are adequate to absorb future losses. The adequacy of the loan loss reserve is reviewed and approved quarterly by the Board of Directors.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2009, 2008, 2007, 2006 and 2005.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2009			2008			2007
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Commercial	$ 814	6.97%	9.21%	$ 262	5.07%	9.83%	$ 1,005	21.71%	9.46%
Real Estate	9,450	80.90	84.02	3,401	65.78	82.79	2,187	47.22	81.94
Consumer	918	7.86	6.14	455	8.79	6.35	589	12.72	7.42
Other / Unallocated	499	4.27	0.63	1,053	20.36	1.03	849	18.35	1.18
Total	$ 11,681	100.00%	100.00%	$ 5,171	100.00%	100.00%	$ 4,630	100.00%	100.00%

	2006			2005
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Commercial	$ 1,691	37.04%	9.76%	$ 710	16.29%	9.38%
Real Estate	593	12.99	80.77	1,255	28.79	79.42
Consumer	768	16.82	8.14	858	19.68	10.07
Other / Unallocated	1,513	33.15	1.33	1,536	35.24	1.13
Total	$ 4,565	100.00%	100.00%	$ 4,359	100.00%	100.00%

_________________________________________________________________________________________________________________

Financial Condition

Balance Sheet
(dollar amounts in thousands)

Total assets for the Company decreased by $23,689 or 3.54% in 2009. During December 2009, the Company decreased its net funding from the FHLB by pre-paying 2 advances totaling $13,000. The Company paid these advances off by selling approximately 13,000  of available for sale securities. Both advances carried interest rates exceeding 6%. Interest earning assets decreased by $22,744 or 3.68% for the year. The primary reason for the drop in interest earning assets was the investment earning portfolio drastically reducing during the year. Average interest bearing liabilities decreased by $169 or 0.03% in 2009. The Company plans to continue to reduce its asset size in 2010 and 2011 in an effort to increase its regulatory capital ratios by reducing its holdings of commercial real estate loans.

Loans
(dollar amounts in thousands)

Loans net of unearned income and deferred fees decreased by $4,306 or 0.88% in 2009. Loan demand has significantly subsided during the economic downturn.  Loans secured by real estate increased approximately $2,274 whereas loans secured by collateral other than real estate and unsecured loans decreased approximately $6,592.

Prior to 2009, the Company’s portfolio of commercial, construction and land development loans has also experienced significant growth. During 2008, this segment of loans grew $19,544 or 12.23%. The Company made a concerted effort over the past 2 years to reduce its construction and development portfolios as these types of loans faced the greatest risk of loss due to the recession and began curtailing its lending for these types of loans during 2008 as the economy began to suffer. This segment of loans decreased by $5,586 or 3.11% during 2009. As the sales of real estate has slowed significantly in the latter part of the year a diligent effort was made to concentrate on permanent financing for residential mortgages and owner occupied commercial real estate loans.

The Company has also implemented a separate credit analysis department to review the larger loan requests, typically loan requests in excess of $250,000. This department operates separately from the loan origination arm of the Company and completes independent and unbiased reviews of each new loan request. The senior officer of this department meets monthly with the Loan Committee of the Board of Directors.

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2009		2008		2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$ 183,983	35.89%	$ 176,239	35.89%	$163,918	36.28%	$ 156,753	35.77%	$151,815	36.88%
Multi-family	12,895	2.67	13,114	2.67	9,420	2.08	10,520	2.40	4,148	1.01
Commercial, Construction and Land Development	173,752	36.52	179,339	36.52	159,795	35.35	152,491	34.80	140,178	34.05
Second Mortgages	16,980	3.77	18,499	3.77	17,964	3.97	15,305	3.49	10,962	2.66
Equity Line of Credit	10,164	2.03	9,984	2.03	9,782	2.16	9,493	2.17	9,800	2.38
Farmland	11,176	1.93	9,501	1.93	9,475	2.10	9,343	2.13	10,015	2.43
	$ 408,950	82.81%	$ 406,676	82.81%	$ 370,354	81.94%	$ 353,905	80.77%	$ 326,918	79.41%
Secured, Other:
Personal	$ 20,671	4.45%	$ 21,854	4.45%	$ 24,741	5.47%	$ 27,384	6.25%	$ 33,395	8.11%
Commercial	30,449	6.66	32,725	6.66	26,433	5.85	26,943	6.15	25,628	6.23
Agricultural	2,263	0.88	4,319	0.88	4,232	0.94	5,093	1.16	3,653.89
	$ 53,383	11.99%	$ 58,898	11.99%	$ 55,406	12.26%	$ 59,420	13.56%	$ 62,676	15.23%

Unsecured:	$ 24,420	5.20%	$ 25,497	5.20%	$ 26,192	5.80%	$ 24,845	5.67%	$ 22,048	5.36%

Loans, gross	$ 486,753	100.00%	$ 491,071	100.00%	$ 451,952	100.00%	$ 438,170	100.00%	$ 411,642	100.00%

The following table shows the maturity of loans outstanding, inclusive of contractual amortization, at December 31, 2009:

	December 31, 2009 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$ 15,556	$ 4,636	$ 42,310	$ 7.694	$ 58,833	$ 54,954	$ 183,983
Multi-family	1,947	0	6,573	0	1,783	2,592	12,895
Commercial, Construction & Land Development	31,590	15,469	79,539	8,245	33,582	5,327	173,752
Second Mortgages	2,279	4,007	5,708	46	4,919	20	16,980
Equity Line of Credit	0	814	0	3,669	0	5,682	10,164
Farmland	3,334	1,287	4,683	107	1,398	367	11,176
Secured, Other:
Personal	7,747	1	12,148	4	728	43	20,671
Commercial	8,383	5,934	10,029	43	6,060	0	30,449
Agricultural	747	1,200	311	6		0	2,263
Unsecured	8,115	9,095	4,946	1,729	535	0	24,420
Loans, Gross	$ 79,698	$ 42,443	$166,247	$ 21,543	$ 107,838	$ 68,985	$ 486,753

Securities
(dollar amounts in thousands)

Investment securities available for sale decreased $35,699 (market value) from December 31, 2008 to December 31, 2009 as a result of maturities, sales, prepayments and write-downs..  The Company made fewer purchases during 2009 primarily due to  the worsening credit crisis and the possible need for on balance sheet liquidity.

Yields on typical investment securities were very low during 2009. Purchases during the year consisted primarily of fixed rate GNMA  mortgage backed securities. During the year, management has continued its investment strategy to purchase securities that will not only blend in with the Company’s overall asset liability strategy but also maximize yield. The majority of the pay downs were contractual amortization and prepayments on variable rate securities as a result of prepayments occurring on the underlying mortgages. GNMA securities also carry a favorable risk weighting as it pertains to regulatory risk based capital.

             The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of December 31, 2009, our TRUP CDOs amortized cost totaled $5.64 million.

    The Company continues to review its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”).

    During 2009, the Company incurred credit-related OTTI charges of $5.62 million. The entire $5.62 million write-down was related to the TRUP CDOs. The cash flow projections for the pooled trust preferred securities utilize a discounted cash flow test that uses variables such as the estimate of future cash flows, creditworthiness of the underlying banks and determination of probability of default of the underlying collateral.

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

After considering the impact of the 2009 and 2008 charges to earnings, both the company and the bank remained “well capitalized” under regulatory guidelines.  Being a non-cash impairment charge, the write-downs do not affect the Company’s cash flows.

Investment Portfolio

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2009.

	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost

Mortgage-backed Sec – fixed rate	$ 309	$ 185	$ 28	$ 6,132	4.12%	$ 6,654	$ 6,516
Mtg.-backed Sec – variable rate	-	-	178	11,108	3.64	11,286	11,134
State & Municipal’s – tax exempt	-	-	1,236	44,600	6.21	45,836	46,475
State & Municipal’s – taxable	-	325	202	985	5.41	1,511	1,527
U.S. Agencies – fixed rate	-	-	-	1,507	5.63	1,507	1,498
Agency Preferred – variable rate	-	-	-	141	0.00	141	262
Corporate bonds – fixed rate	-	-	-	1,075	6.98	1,075	1,430
Corporate bonds – variable rate	-	-	385	1,711	0.45	2,096	6,664
SBA bonds – variable rate	-	-	-	45	0.80	45	47
CMO’s – fixed rate	-	-	-	786	3.46	786	783
CMO’s – variable rate	-	-	-	10	3.93	10	10
TOTAL	309	$ 510	$ 2,029	$ 68,100		$ 70,948	$ 76,326
Total fixed rate securities	$ 309	$ 510	$ 1,466	$ 55,130		$ 57,414	$ 58,276
Total variable rate securities	$ -	$ -	$ 563	$ 12,970		$ 13,534	$ 18,050

Deposits / Funding
(dollar amounts in thousands)

Total deposits decreased by $2,832 or 0.54% in 2009. Non-interest bearing demand deposits increased by $3,904. Interest bearing demand deposits increased by $9,537. Total time deposits decreased by $22,213. Savings accounts increased by $5,940 during the year. The decrease in time deposits is primarily a result of the Company’s actions to reduce its higher cost CD’s in an effort to lower its overall cost of funds. The Company and banks nationwide are continuing to face the challenge of gathering deposits, especially non-interest bearing deposits. The Company over the years has used its alternative funding sources (primarily FHLB advances) to help facilitate growth.  However during 2009, the Company decreased its net borrowings from the FHLB by $13,000. The $13,000 was made up of three advances that carried rates greater than 6%.The total amount of FHLB borrowings as of December 31, 2009 was $82,049.  See Footnotes 9 and 10 in the Company’s consolidated financial statements for a description of the Bank’s outstanding FHLB advances. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale. During 2008, the Company also joined the “CDARS” network. This deposit placement service allows banks to swap funds with each other while still allowing their customers only one institution to deal with. All of the funds placed in the CDARS network are fully insured by the FDIC. The Company also participates in the FDIC’s Temporary Liquidity Guarantee Program that was implemented in the fourth quarter of 2008. Under this program, non-interest bearing transaction accounts and transaction accounts earning a rate of up to 0.50% are fully insured above and beyond the existing FDIC insurance coverage amount.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Amounts in Thousands)
	2009	2008

Non-interest bearing demand deposits	$ 84,073	$ 80,169
Interest bearing demand deposits	75,560	66,023
Savings deposits	55,745	49,805
Time deposits	304,526	326,739
Total Deposits	$ 519,904	$ 522,736

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

Year Ended December 31, (Dollars in Thousands)
2009	2008	2007

	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 83,760	0.00%	$ 85,719	0.00%	$ 81,746	0.00%
Interest-bearing demand deposits	68,059	0.93	62,300	1.53	59,468	1.92
Savings deposits	55,187	0.69	50,389	0.98	50,497	1.25
Time deposits	312,735	3.27	317,656	4.21	316,151	4.78
Total	$519,741		$516,064		$507,862

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2009 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$ 29,125
Over 3 months through 6 months	21,338
Over 6 months through 12 months	32,351
Over 12 months	28,823
Total	$ 111,637

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

    The Company’s liquidity ultimately depends on dividends paid by the Bank, its wholly owned subsidiary.  Dividend payments by the Bank are heavily regulated by state and federal regulators, including a requirement that dividends in any calendar year may not exceed the total of the Bank’s net profits for that year and the Bank’s retained net profits for the two preceding years without prior approval by the Federal Reserve Board.  Due to the Bank’s net loss for the 2009 fiscal year, and based on our expected future results, we do not expect that the Bank will be permitted to pay dividends to the Company without prior approval until at least 2012.

In April 2009, the Company announced that it entered into a $7,500,000 Loan Commitment with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company a Revolving Line of Credit of up to $3,000,000 and a Closed-End Term Loan of up to $4,500,000 (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans.  The Loan proceeds may be down-streamed to the Bank and counted as Tier 1 capital at the Bank level.

    As of December 31, 2009 the outstanding balances on the Loans were $0 for the Line of Credit and $3,000,000 for the Term Loan.

The Line of Credit accrues interest at the U.S. prime rate, subject to a floor of 5% and a ceiling of 9%. The Term Loan accrues interest at a rate of 6.75% using a ten year amortization period with a balloon date in five years. The Loans may be repaid in whole or in part at any time without penalty. The Line of Credit  matures on April 21,2012. The Term Loan matures on April 21, 2014. The Company is currently in compliance with the terms of both of the Loans. Both loans may be renewed assuming no conditions of default exist.

Both the Company and the Bank remained “well capitalized” under regulatory guidelines. (See Footnote 21 in the Company’s Consolidated Financial Report for further discussion concerning regulatory capital requirements).

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Off-Balance Sheet Arrangements

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2009:

Report of Independent Registered Public Accounting Firm on the Financial Statements;
Consolidated Balance Sheets as of December 31, 2009 and 2008;
Consolidated Statements of Income for the years ended December 31, 2009 and 2008;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008;
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008; and
Notes to Consolidated Financial Statements for December 31, 2009

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”), as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO, CFO and VP Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO, CFO and VP Accounting, as appropriate to allow timely decisions regarding required disclosure.

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees” and “Code of Ethics” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings  “Executive Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2009, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	262,779	$ 13.51	--

Equity Compensation Plans Not Approved by Shareholders (b)	-	$ -	200,000

Total	262,779	$ 13.51	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)  (1)    The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2008 Consolidated Financial Statements.

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

              HIGHLANDS BANKSHARES, INC.

Date:  April 14th, 2010                                                                      BY: /s/ Samuel L. Neese
                  Samuel L. Neese
                  Executive Vice President and
                      Chief Executive Officer

          BY: /s/ Robert M. Little, Jr.                                                        BY: /s/ James R. Edmondson
                                                Robert M. Little, Jr.                 James R. Edmondson
                                                Chief Financial Officer                                                                           Vice President of Accounting
                                                Principal Financial Officer                                                                      Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on April 14, 2010.

Signature	Title	Date

/s/ James D. Morefield James D. Morefield	Chairman of the Board, and Director	April 14, 2010
/s/ Dr. James D. Moore, Jr. Dr. James D. Moore, Jr.	President	April 14, 2010
/s/ J. Carter Lambert J. Carter Lambert	Vice Chairman	April 14, 2010

/s/ Samuel L. Neese Samuel L. Neese	Executive Vice President, and Chief Executive Officer (principal executive officer)	April 14, 2010
/s/ William E. Chaffin William E. Chaffin	Director	April 14, 2010
/s/ E. Craig Kendrick E. Craig Kendrick	Director	April 14, 2010
/s/ Clydes B. Kiser Clydes B. Kiser	Director	April 14, 2010
/s/ Charles P. Olinger Charles P. Olinger	Director	April 14, 2010
/s/ William J. Singleton William J. Singleton	Director	April 14, 2010
/s/ Dr. H. Ramsey White, Jr. Dr. H. Ramsey White, Jr.	Director	April 14, 2010

EXHIBIT INDEX

Exhibit No.                      Description

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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