Form 10-Q
period 2010-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2010-05-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
5,011,152 shares of common stock, par value $0.625 per share, outstanding as of May 12, 2010

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION
      ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
ASSETS	(Unaudited) March 31, 2010	(Note 1) December 31, 2009

Cash and due from banks	$15,543	$14,300
Federal funds sold	9,923	15,037

Total Cash and Cash Equivalents	25,466	29,337

Investment securities available for sale (amortized cost $73,592 at March 31, 2010, $76,326 at December 31, 2009)	68,347	70,948
Other investments, at cost	8,417	8,417
Loans, net of allowance for loan losses of $12,008 at March 31, 2010, $11,681 at December 31, 2009	482,136	474,438
Premises and equipment, net	24,318	24,613
Interest receivable	3,260	3,147
Bank Owned Life Insurance	12,436	12,324
Other Real Estate Owned	7,009	6,847
Other assets	15,602	15,236

Total Assets	$646,991	$645,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$83,260	$84,073
Interest bearing	441,199	435,831

Total Deposits	524,459	519,904

Interest, taxes and other liabilities	2,586	1,950
Other short-term borrowings	70,929	74,039
Long-term debt	10,307	10,836
Capital securities	3,150	3,150

Total Other Liabilities	86,972	89,975

Total Liabilities	611,431	609,879

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	28,107	28,063
Accumulated other comprehensive income	(3,462)	(3,550)

Total Stockholders’ Equity	35,560	35,428

Total Liabilities and Stockholders’ Equity	$646,991	$645,307

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
INTEREST INCOME
Loans receivable and fees on loans	$7,219	$7,892
Securities available for sale:
Taxable	208	710
Exempt from taxable income	545	605
Other investment income	21	6
Federal funds sold	5	1

Total Interest Income	7,998	9,214

INTEREST EXPENSE
Deposits	2,322	3,169
Federal funds purchased	1	1
Other borrowed funds	897	1,114

Total Interest Expense	3,220	4,284

Net Interest Income	4,778	4,930

Provision for Loan Losses	1,212	389

Net Interest Income after Provision for Loan Losses	3,566	4,541

NON-INTEREST INCOME
Securities gains (losses), net	(1)	101
Service charges on deposit accounts	457	500
Other service charges, commissions and fees	338	302
Life Insurance benefits	--	656
Other operating income	156	152

Total Non-Interest Income	950	1,711

NON-INTEREST EXPENSE
Salaries and employee benefits	2,636	2,725
Occupancy expense of bank premises	302	291
Furniture and equipment expense	400	426
Other operating expense	1,433	1,666

Total Non-Interest Expense	4,771	5,108

Income (Loss) Before Income Taxes	(255)	1,144

Income Tax Expense	(299)	(71)

Net Income	$44	$1,215

Basic Earnings Per Common Share	$0.01	$0.24

Earnings Per Common Share – Assuming Dilution	$0.01	$0.24

Dividends Per Share	$-	$-

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44	$1,215
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,212	389
Depreciation and amortization	326	344
Net realized (gain) losses on available-for-sale securities	1 11	(101)
Net amortization on securities	42	91
Valuation adjustment of other real estate owned	83	42
Amortization of capital issue costs	1	1
Increase in interest receivable	(113)	(137)
(Increase) decrease in other assets	(1,500)	(739)
Increase in interest, taxes and other liabilities	636	374

Net cash provided by operating activities	732	1,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	1,090	9,456
Proceeds from maturities of debt and equity securities	2,776	3,108
Purchase of debt and equity securities	(256)	(10,799)
(Purchase) of other investments, net	--	(17)
Net (increase) decrease in loans	(9,570)	952
Proceeds of sales of other real estate owned	445	120
Proceeds from cash surrender value of life insurance	--	604
Premises and equipment expenditures	(2)	(334)

Net cash provided by (used in) investing activities	(5,517)	2,970

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	1,408	(1,307)
Net increase in demand, savings and other deposits	3,147	9,727
Increase (decrease) in short-term borrowings	(3,110)	11,005
Decrease in long-term debt	(531)	(11,028)
Proceeds from exercise of stock options	--	26

Net cash provided by financing activities	914	8,423

Net increase (decrease) in cash and cash equivalents	(3,871)	12,872

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,337	16,582

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,466	$29,454

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,220	$4,226
Income taxes	$0	$0

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS	$690	$920
Transfer of loans to other real estate owned

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2008	5,001	$3,126	$7,688	$34,994	$(6,760)	$39,048

Comprehensive income:
Net income	-	-	-	1,215	-	1,215
Change in unrealized loss on securities available for sale, net of deferred income tax benefit of $835	-	-	-		(1,620)	(1,620)
Less: reclassification adjustment net of deferred tax expense of $35	-	-	-		(66)	(66)
Total comprehensive income	-	-	-	-	-	(471)

Common stock issued for stock options exercised	2	1	25	-	-	26

Balance, March 31, 2009	5,003	$3,127	$7,713	$36,209	$(8,446)	$38,603

Balance, December 31, 2009	5,011	$3,132	$7,783	$28,063	$(3,550)	$35,428

Comprehensive income:
Net income	-	-	-	44	-	44
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $46	-	-	-		88	88
Total comprehensive income	-	-	-	-	-	132

Common stock issued for stock options exercised	-	-	-	-	-	-

Balance, March 31, 2010	5,011	$3,132	$7,783	$28,107	$(3,462)	$35,560

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2009 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2009 Form 10-K. The results of operations for the three-month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 is as follows:

	2010	2009

Balance, January 1	$11,681	$5,171
Provision	1,212	389
Recoveries	24	19
Charge-offs	(909)	(268)

Balance, March 31	$12,008	$5,311

Note 3  -  Income Taxes

Income tax expense (benefit)  for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2010	2009

Tax expense (benefit) at statutory rate	$(87)	$389
Reduction in taxes from:
Tax-exempt interest	(185)	(206)
Life Insurance proceeds	-	(223)
Other, net	(27)	(31)

Provision for income taxes	$(299)	$(71)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 4  - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at March 31, 2010.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	8.42%	9.68%	6.48%

Highlands Union Bank	8.78%	10.04%	6.75%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of $2.3125 Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998.  These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the debt securities, which would result in a deferral of distribution payments on the related Capital Securities. Due to the economic environment, the Board determined that, effective April 15th, 2010, the Company will defer interest payments on the debt securities held by Highlands Capital Trust I.  As a result, distribution payments to holders of the Highlands Capital Trust I 9.25% Capital Securities will also be deferred.

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2010 and 2009.

	Basic EPS	Weighted Average Number of Shares	Diluted EPS	Weighted Average Number of Shares
Quarter Ended:
March 31, 2010	$ 0.01	5,011,152	$ 0.01	5,011,152
March 31, 2009	$ 0.24	5,001,680	$ 0.24	5,001,680

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2010, these commitments included: standby letters of credit of $1.90 million; equity lines of credit of $9.82 million; credit card lines of credit of $5.12 million; commercial real estate, construction and land development commitments of $4.37 million; and other unused commitments to fund interest earning assets of $25.56 million.

Note  8 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

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

As of March 31, 2010 we own approximately $5.64 million (amortized cost) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active.  The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to fair value at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 heirarchy using inputs from independent pricing models.

The following table summarizes the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.

March 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
TRUP CDO’s	--	--	$ 1,134	$ 1,134
State and Political Subdivisions		$ 45,470		$ 45,470
Mortgage Backed Securities	--	$ 17,910	--	$ 17,910
Other		$ 3,833		$ 3,833
Total AFS Securities	--	$ 67,213	$ 1,134	$ 68,347

December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
TRUP CDO’s	--	--	$ 1,197	$ 1,197
State and Political Subdivisions		$ 47,347		$ 47,347
Mortgage Backed Securities	--	$ 18,752	--	$ 18,752
Other		$ 3,652		$ 3,652
Total AFS Securities	--	$ 69,751	$ 1,197	$ 70,948

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at March 31, 2010 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale

Beginning balance, January 1, 2010	$ 1,197
Total gains, losses included in net income	--
Included in Other comprehensive Income	63
Transfers in or out of Level 3	--
Ending Balance March 31, 2009	$ 1,134

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010 all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2.

The following table summarizes the Company’s impaired loans by loan category at fair value on a non - recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.
	March 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans
Residential 1-4 family		$5,547		$5,547
Commercial, Construction and Land Development		$9,735		$9,735
Second Mortgages		$64		$64
Farmland		$74		$74
Commercial –non real estate		$--		$--
Total Impaired Loans		$15,420		$15,420

	December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans
Residential 1-4 family		$7,548		$7.548
Commercial, Construction and Land Development		$2,552		$2,552
Second Mortgages		$--		$-
Farmland		$84		$84
Commercial –non real estate		$159		$159
Total Impaired Loans		$10,343		$10,343
Notes to Consolidated Financial Statements

(Unaudited)
(in thousands, except share, per share and percentage data)

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional write-downs have occurred due to the recessionary economic environment, then the foreclosed asset balances are reclassified as non-recurring Level 3.
	March 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO	--	$4,444	2,608	$7,052

	December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO	--	$4,221	2,713	$6,934

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at March 31, 2010 for Level 3 assets measured on a non-recurring basis using significant unobservable inputs.

Other Real Estate Owned

Beginning balance, January 1, 2010	$2,713
Total gains, losses included in net income	(30)
Transfers in or out of Level 3	(75)
Ending Balance March 31, 2010	$2,608

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

Loans

The fair value of loans represent the amount at which the loans of the Bank could be exchanged on the open market, based upon the current lending rate for similar types of lending arrangements discounted over the remaining life of the loans. For fixed rate loans and for variable rate loans with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the cash flow analysis.

Deposits

The fair value of time deposits is based on discounted cash flows using current market rates applied to the cash flow analysis for each time deposit. Other non-maturity deposits are reported that their carrying values.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The carrying amounts and fair values of the Company's financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$25,466	$25,466	$29,337	$29,337
Securities available for sale	68,347	68,347	70,948	70,948
Other investments	8,417	8,417	8,417	8,417
Loans, net	482,136	475,118	474,438	467,790
Deposits	(524,459)	(531,019)	(519,904)	(522,563)
Other short-term borrowings	(70,929)	(76,993)	(74,039)	(80,047)
Long-term debt	(10,307)	(10,640)	(10,836)	(10,875)
Capital Securities	(3,150)	(2,588)	(3,150)	(2,588)

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

Note  11 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$1,500	$2	$--	$1,502
State and political subdivisions	46,185	361	1,076	45,470
Mortgage backed securities	17,528	385	2	17,910
Other securities	8,379	5	4,920	3,464

	$73,592	$753	$5,998	$68,347

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$1,498	$9	$--	$1,507
State and political subdivisions	48,002	399	1,053	47,348
Mortgage backed securities	18,445	314	7	18,752
Other securities	8,381	--	5,040	3,341

	$76,326	$722	$6,100	$70,948

Investment securities available for sale with a carrying value of $48,033 and $47,988 at March 31, 2010 and December 31, 2009, respectively, and a market value of $48,401 and $48,309 at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	March 31, 2010
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$323	$1	$220	$2	$543	$3
States and pol. subdivisions	13,351	264	7,546	811	20,897	1,075
Other securities	21	5	2,863	4,915	2,884	4,920

Total	$13,695	$270	$10,629	$5,729	$24,324	$5,998

	December 31, 2009
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$1,465	$4	$224	$3	$1,689	$7
States and pol. subdivisions	12,363	216	7,975	838	20,338	1,053
Other securities	86	15	3,256	5024	3,342	5,040

Total	$13,914	$235	$11,455	$5,865	$25,369	$6,100

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The amortized cost and estimated fair value of securities available for sale at March 31, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$-	$-
Due after one year through five years	310	327
Due after five years through ten years	1,400	1,427
Due after ten years	45,975	45,219
	47,685	46,973

Mortgage-backed securities	17,528	17,910
Other securities	8,379	3,464
	$73,592	$68,347

Note 12 –Holding Company Note and Line of Credit

On April 27th, 2009 that it entered into a Loan Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company a Revolving Line of Credit  and a Closed-End Term Loan (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. As of March 31, 2010, the Company had borrowed $4,104,000 under Loan B and $1,000,000 under Loan A.  Proceeds of the loans of $3,000,000 were down-streamed into the Bank as additional Tier 1 capital with the balance retained as cash reserves at the Company.

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

Critical Accounting Policy

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.  For a discussion of the Company’s critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Regulatory Environment

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

Results of Operations

Results of operations for the three-month periods ended March 31, 2010 and March 31, 2009 reflected net income of $44 thousand and $1.22 million, respectively, a decrease of $1.17 million or 96.38%. The decrease in earnings during the first quarter of 2010 was primarily due to an increase in loan loss provision and the absence of life insurance proceeds which were received during the first quarter of 2009.

Net interest income for the three months ended March 31, 2010 was approximately $152 thousand, or 3.08% less than the comparable 2009 period. The Company’s total interest income decreased from the prior period by $1.22 million due to the decline in rates as well as the reduction in the Company’s available for sale securities portfolio. The Company’s total interest expense decreased by $1.06 million over the same period in 2009 due to the continued decline in the interest rates paid over the prior year and the reduction in time deposit balances.

Average interest-earning assets decreased $30.99 million from the period ended March 31, 2009 to the current period, while average interest-bearing liabilities decreased $23.48 million over the prior period. The tax-equivalent yield on average interest-earning assets decreased 16 basis points to 6.02% in the first quarter of 2010 as compared to 6.18% in the same period in 2009.  The cost of average interest-bearing liabilities decreased 67 basis points to 2.46% in the first quarter of 2010 as compared to 3.13% in the first quarter of 2009.

During the first three months of 2010, the Company’s non-interest income decreased by $761 thousand from the corresponding period for 2009. Tax exempt life insurance proceeds in the amount of $656 thousand were received in 2009. Non-interest expense for the three-month period ended March 31, 2010 decreased $337 thousand over the comparable period in 2009.

Operating results of the Company when measured as a percentage of average equity reveal a decrease  in return on average equity from 12.40% for the three-month period ended March 31, 2009 to 0.50% for the corresponding period in 2010. Return on average assets was 0.03% for the three months ended March 31,

2010 as compared to 0.72% for the same period in 2009.

The provision for loan losses for the three-month period ended March 31, 2010 totaled $1.21 million. This represents an increase of $823 thousand over the comparable period in 2009. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2010 were $885 thousand compared with $249 thousand for the corresponding period in 2009. Year–to–date net charge-offs were 0.18% and 0.05% of total loans for the periods ended March 31, 2010 and March 31, 2009, respectively. Loan loss reserves increased $6.70 million or 126.10% to $12.01 million at March 31, 2010 from the same date in 2009. The Company contributed $9.61 million to loan loss reserve during 2009 as the level of non-performing loans significantly increased. The Company’s allowance for loan loss reserve at March 31, 2010 increased to 2.43% of total loans versus 1.09% at March 31, 2009. At December 31, 2009 the allowance for loan loss reserve as a percentage of total loans was 2.40%
For the three months ended March 31, 2010, other operating expenses  that exceeded 1% of total interest income and other operating income were FDIC insurance premiums totaling $234 thousand, charges for other contracted services totaling $131 thousand, software licensing and maintenance costs totaling $184 thousand and loss on sale and /or write-down of OREO totaling $189 thousand.

Financial Position

Total loans increased from $489.23 million at March 31, 2009 to $494.14 million at March 31, 2010.. Total loans at December 31, 2009 were $486.11 million. During the three-month period ended March 31, 2010, total loans increased by $8.03 million. The majority of the Company’s first quarter loan growth has been from its North Carolina market. Over the last few months, the Company has significantly decreased its construction portfolio during the recent economic downturn. Since March 31, 2009 the Company has reduced its construction loan and other land loan balances from $58.64 million down to $43.43 million. The loan to deposit ratio increased from 92.11% at March 31, 2009 to 94.22% at March 31, 2010. The loan to deposit ratio at December 31, 2009 was 93.50%. Deposits at March 31, 2010 have decreased $6.70 million since March 31, 2009 and have increased $4.56 million since December 31, 2009. During the last 12 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. The Company did increase deposits during the first quarter due to paying off approximately $18 million in alternative funding and the need to have adequate “on balance sheet liquidity” during the economic downturn.

The Company’s average investment securities portfolio balance for the three months ended March 31, 2010 has decreased by approximately $41.34 million over the three months ended March 31, 2009 due to the Company’s decision not to replace what has matured or paid down during the last several months. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during the last several months.

The Company also owns approximately $5.64 million (carrying value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of March 31, 2010, the unrealized loss in these securities totaled $4.51 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities. During the 12 months ended in 2009, the Company recorded OTTI credit related charges on its TRUPS CDOs in the amount of $5.62 million.  No OTTI charges were recorded during the first quarter of 2010.

The Company has also paid off several other borrowings with pay-downs from the securities portfolio. The Company has utilized the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company currently has approximately $76.04 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company has reduced its borrowings with the FHLB by 23 million dollars over the last year as borrowing costs have continued to decline and these higher rate borrowings were replaced with lower cost deposits. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status are included. Non-performing assets were $29.96 million or 4.63% of total assets at March 31, 2010, compared with $23.95 million or 3.71% of total assets at December 31, 2009 and $10.33 million or 1.52% of total assets at March 31, 2009..

Non-performing assets at March 31, 2010 totaling $29.96 million are made up of the following:

Category	Amount included in non-performing total
Construction and other land loans	$ 9.35 million
Farmland	$ 922 thousand
1-4 family residential	$4.66 million
Second Mortgages	$ 314 thousand
Multifamily and commercial real estate	$5.67 million
Non-real estate secured	$ 866 thousand
Fair value of Debt securities	$1.13 million
OREO /repossessions	$ 7.05 million

The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The internal credit review department also prepares regular analyses of the adequacy of the allowance for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses on specific loans and makes pool allocations for historical losses for various loan types. In recent years, the Company has used a rolling three year history by loan category in determining pool allocation factors. However, due to the severe economic recession, the Company based its pool allocations as of  March 31, 2010  to more closely match 2009 losses. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions and market area, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environmental factors on the loan portfolio. As a result of the continued recession, the Company increased its 2009 provision for loan losses by $8.02 million over 2008 due to the significant increase in non-performing and past due loans. Loan loss reserves have increased $6.70 million since March 31, 2009.

A significant component of the Company’s non-performing assets at March 31, 2010 is related to two large commercial credits. One of these totals $4.2 million and the Company is currently acquiring the property through foreclosure and bankruptcy proceedings. Approximately $1.3 million of the balance was transferred to OREO in June of 2008. The second large credit totals $4.34 million and was placed in non accrual during the third quarter of 2009.  In the event the collateral values are over-estimated or deteriorates management believes a sufficient amount of loan loss reserve has been allocated to the remainder of the loans to cover any potential future losses.

In addition to the above two credits, other individual loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Management has allocated approximately $3.71 million of its $12.01 total loan loss reserve for these identified impaired loans. The remaining allowance for loan loss reserve is allocated to the different pool segments as well as other internal and external factors related to the current economic environment.

The Company’s OREO balance is currently $7.01 million and has increased $2.53 million since March 31, 2009. The Company’s OREO balance at December 31, 2009 was $6.85 million. The ability to sell OREO has been negatively affected by the current economic climate. The Company has recently formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all three market areas. The Company has seen increased deterioration in the Tennessee commercial real estate market.

Investment securities and other investments totaled $76.76 million (market value) at March 31, 2010, which reflects a decrease of $2.60 million or 3.28% from the December 31, 2009 total of $79.36 million. Investment securities available for sale and other investments at March 31, 2010 were comprised of mortgage backed securities (22.29% of the total securities portfolio), municipal issues (59.24%), collateralized mortgage obligations (1.03%), corporate bonds (4.23%), Small Business Administration backed securities (0.06%), U. S. government agencies (1.96%), and equity securities (0..22%).  The Company’s entire securities portfolio was classified as available for sale at both March 31, 2010 and December 31, 2009.
Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank and Community Bankers Bank stock. These investments (carrying value of $8.42 million and 8.42% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Also, during the second quarter of 2009, the Company has begun buying CD’s at other banks in increments of $240,000 or less that are fully insured. At March 31, 2010, CDs purchased from other bank totaled $2.03 million. Yields on typical investment securities during the current economic cycle have decreased significantly and therefore management has intentionally decreased its security portfolio and has maintained a significant amount of cash and cash equivalents during the last several months.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $35.56 million at March 31, 2010, representing a decrease of $3.04 million or 7.88% from March 31, 2009.  Total stockholders’ equity at December 31, 2009 was $35.43 million. The decrease in stockholders’ equity from March 31, 2009 to March 31, 2010 is primarily due to the reduction in earnings due to the additional loan loss provision recorded over the last 12 months. The Company and the Bank’s other than temporary impairment losses recorded over the last 12 months did not negatively impact stockholders equity since these losses were already included in stockholders equity directly through Accumulated Other Comprehensive income.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  Management believes, as of March 31, 2010 and December 31, 2009, that the Company and the Bank met all the capital adequacy requirements to which they are subject.

The Company plans to aggressively reduce it higher risk weighted assets (primarily commercial real estate loans) as well as the overall asset size of the Banks over the next 12-18 months in an effort to improve its regulatory capital ratios. Management also plans to focus on reducing its non-performing assets as the economy continues to show signs of improvement.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company maintains a significant level of liquidity in the form of cash and cash equivalents ($25.47 million at March 31, 2010) and unrestricted investment securities available for sale ($19.03 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Company also maintains a significant amount of available credit with both the Federal Home Loan Bank and two correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

Forward-Looking Information

Certain information in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:
•	Changes in general economic and business conditions in the Company’s market area;
•	Further deterioration in the housing market;
•	Continued problems related to the national credit crisis;
•	Changes in banking and other laws and regulations applicable to the Company;
•	The inability to timely liquidate non-perforiming assets, including loans and other real estate owned through foreclosure at prices that will prevent future losses;
•	Additional unforeseen loan losses and / or investment securities write-downs;
•	The ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;
•	The ability to continue to attract low cost core deposits;
•	Maintaining adequate capital levels (below well capitalized);
•	Maintaining cost controls and asset qualities ;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Other factors described in our current and periodic reports filed with the SEC from time to time.

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

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no repurchases of common stock during the three months ended March 31, 2010.  The Company does not anticipate any significant repurchases during 2010 in an effort to retain regulatory capital during the economic downturn. The Company currently has 5,011,152 shares of common stock outstanding.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (removed and reserved)

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

HIGHLANDS BANKSHARES, INC.
            (Registrant)

Date:  May 12, 2010                                                                             /s/ Samuel L Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date:  May 12, 2010                                                                              /s/ Robert M. Little, Jr.
Robert M.Little, Jr.
Chief Financial Officer

Date:  May 12, 2010                                                                              /s/ James R. Edmondson
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