Form 10-Q
period 2010-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2010-08-16
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]        No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act). Large Accelerated Filer  [  ]   Accelerated Filer  [  ]    Non-Accelerated Filer [  ]  Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,011,152 shares of common stock, par value $0.625 per share, outstanding as of August 11, 2010

Highlands Bankshares, Inc.
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
ASSETS	(Unaudited) June 30, 2010	(Note 1) December 31, 2009

Cash and due from banks	$14,121	$14,300
Federal funds sold	26,320	15,037

Total Cash and Cash Equivalents	40,441	29,337

Investment securities available for sale (amortized cost $66,861 at June 30, 2010, $76,326 at December 31, 2009)	62,360	70,948
Other investments, at cost	6,383	8,417
Loans, net of allowance for loan losses of $11,005 at June 30, 2010, $11,681 at December 31, 2009	471,008	474,438
Premises and equipment, net	24,033	24,613
Interest receivable	3,027	3,147
Bank Owned Life Insurance	12,549	12,324
Other Real Estate Owned	12,427	6,847
Other assets	16,550	15,236

Total Assets	$648,778	$645,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$83,418	$84,073
Interest bearing	442,227	435,831

Total Deposits	525,645	519,904

Interest, taxes and other liabilities	2,836	1,950
Other short-term borrowings	65,939	74,039
Long-term debt	15,195	10,836
Capital securities	3,150	3,150

Total Other Liabilities	87,120	89,975

Total Liabilities	612,765	609,879

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	28,069	28,063
Accumulated other comprehensive income	(2,971)	(3,550)

Total Stockholders’ Equity	36,013	35,428

Total Liabilities and Stockholders’ Equity	$648,778	$645,307

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
INTEREST INCOME
Loans receivable and fees on loans	$14,442	$15,588	$7,223	$7,696
Securities available for sale:
Taxable	365	1,268	157	558
Exempt from taxable income	1,057	1,137	512	532
Other investment income	55	25	34	19
Federal funds sold	12	6	7	5

Total Interest Income	15,931	18,024	7,933	8,810

INTEREST EXPENSE
Deposits	4,581	6,151	2,259	2,982
Federal funds purchased	1	1	-	-
Other borrowed funds	1,829	2,288	932	1,174

Total Interest Expense	6,411	8,440	3,191	4,156

Net Interest Income	9,520	9,584	4,742	4,654

Provision for Loan Losses	1,891	742	679	353

Net Interest Income after Provision for Loan Losses	7,629	8,842	4,063	4,301

NON-INTEREST INCOME
Securities gains, losses, net	171	33	172	(68)
Service charges on deposit accounts	972	1,062	515	562
Other service charges, commissions and fees	723	630	385	328
Life Insurance benefits	-	656	-	-
Other operating income	320	606	164	454
Other than temporary impairment	(724)	-	(724)	-
Total Non-Interest Income	1,462	2,987	512	1,276

NON-INTEREST EXPENSE
Salaries and employee benefits	5,235	5,372	2,599	2,647
Occupancy expense of bank premises	579	565	277	274
Furniture and equipment expense	834	843	434	417
Other operating expense	3,070	3,014	1,637	1,348

Total Non-Interest Expense	9,718	9,794	4,947	4,686

Income Before Income Taxes	(627)	2,035	(372)	891

Income Tax Expense	(633)	(104)	(334)	(33)

Net Income	$6	$2,139	$(38)	$924

Basic Earnings Per Common Share – Weighted Average	$-	$0.43	$(0.01)	$0.19

Earnings Per Common Share – Assuming Dilution	$-	$0.43	$(0.01)	$0.19

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6	$2,139
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,891	742
Depreciation and amortization	666	681
Net realized (gains) losses on available for sale securities	(171)	(33)
Net amortization on securities	93	194
Other than temporary impairment charge	724	-
Amortization of Capital issue costs	3	3
(Increase) decrease in interest receivable	120	(3)
Valuation adjustment of other real estate owned	365	78
(Increase) decrease in other assets	(1,772)	(2,131)
Increase in interest, taxes and other liabilities	886	(58)

Net cash provided by operating activities	2,811	1,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	19,156	14,214
Proceeds from maturities of debt and equity securities	2,081	17,802
Purchase of debt and equity securities	(12,418)	(17,684)
(Purchase) redemptions of other investments, net	2,034	(2,093)
Net (increase) decrease in loans	(5,434)	(604)
Proceeds of sales of other real estate owned	927	209
Proceeds from cash surrender value of life insurance	-	604
Premises and equipment expenditures	(53)	(1,357)

Net cash provided by (used in) investing activities	6,293	11,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	304	(14,968)
Net increase in demand, savings and other deposits	5,437	11,852
Increase (decrease) in short-term borrowings	(8,100)	15,432
Increase (decrease) in long-term debt	4,359	(13,557)
Proceeds from exercise of stock options	-	26

Net cash provided by financing activities	2,000	(1,215)

Net increase (decrease) in cash and cash equivalents	11,104	11,488

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,337	16,582

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,441	$28,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,031	$8,286
Income taxes	$-	$250

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$6,873	$2,337

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
Accumulated
		Additional		Other	Total
Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2009	5,003	$3,127	$7,713	$36,209	$(8,446)	$	$ 38,603

Comprehensive income:
Net income	-	-	-	924	-		924
Change in unrealized loss on securities available for sale, net of deferred income tax benefit of $340	-	-	-		683		683
Less: reclassification adjustment net of deferred tax expense of $23	-	-	-		45		45
Total comprehensive income	-	-	-	-	-		$1,652

Balance, June 30, 2009	5,003	$3,127	$7,713	$37,133	$(7,718)		$40,255

Balance, March 31, 2010	5,011	$3,132	$7,783	$28,107	$(3,462)		$35,560

Comprehensive income:
Net income / (loss)	-	-	-	(38)	-		(38)
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $311	-	-	-	-	604		604
Less: reclassification adjustment net of deferred tax expense of $58	-	-	-	-	(113)		(113)
Total comprehensive income	-	-	-	-	-		453

Balance, June 30, 2010	5,011	$3,132	$7,783	$28,069	$(2,971)		$36,013

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Accumulated
		Additional		Other	Total
Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2008	5,001	$ 3,126	$ 7,688	$ 34,994	$ (6,760)	$ 39,048

Comprehensive income:
Net income	-	-	-	2,139	-	2,139
Change in unrealized (loss) on securities available for sale, net of deferred income tax benefit of $482	-	-	-	-	(936)	(936)
Less: reclassification adjustment net of deferred tax expense of $11	-	-	-	-	(22)	(22)
Total comprehensive income	-	-	-	-	-	1,181

Common stock issued for stock options exercised, net	2	1	25	-	-	26

Balance, June 30, 2009	5,003	$ 3,127	$ 7,713	$ 37,133	$ (7,718)	$ 40,255

Balance, December 31, 2009	5,011	$ 3,132	$ 7,783	$ 28,063	$ (3,550)	$ 35,428

Comprehensive income:
Net income	-	-	-	6	-	6
Change in unrealized (loss) on securities available for sale, net of deferred income tax expense of $356	-	-	-	-	692	692
Less: reclassification adjustment net of deferred tax expense of $58	-	-	-	-	(113)	(113)
Total comprehensive income	-	-	-	-	-	585

Balance, June 30, 2009	5,011	$ 3,132	$ 7,783	$ 28,069	$ (2,971)	$ 36,013

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2009 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2009 Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 is as follows:

	2010	2009

Balance, January 1	$11,681	$5,171
Provision	1,891	742
Recoveries	43	61
Charge-offs	(2,610)	(741)

Balance, June 30	$11,005	$5,233

Note 3  -  Income Taxes

Income tax expense (benefit) for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2010	2009

Tax expense (benefit) at statutory rate	$(214)	$692
Reduction in taxes from:
Tax-exempt interest	(360)	(407)
Life Insurance proceeds	-	(223)
Other, net	(59)	(166)

Provision for income taxes	$(633)	$(104)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 4  - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table contains the capital ratios for the Company and the Bank at June 30, 2010.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	8.58%	9.84%	6.48%

Highlands Union Bank	9.00%	10.26%	6.79%

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

Note 6 – Earnings Per Share

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six and three months ended June 30, 2010 and 2009.

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Basic Earnings Per Share	$ 0.00	$ 0.43	$ (0.01)	$ 0.19

Basic Number of Shares	5,011,152	5,002,463	5,011,152	5,003,237

Diluted Earnings Per Share	$ 0.00	$ 0.43	$ (0.01)	$ 0.19

Diluted Number of Shares	5,011,152	5,002,463	5,011,152	5,003,237

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2010, these commitments included: standby letters of credit of $1.92 million; equity lines of credit of $9.87 million; credit card lines of credit of $5.19 million; commercial real estate, construction and land development commitments of $3.82 million; and other unused commitments to fund interest earning assets of $26.28 million.

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

As of June 30, 2010 we own approximately $4.92 million (amortized cost) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active.  The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to fair value at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 heirarchy using inputs from independent pricing models.

The following table summarizes the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2010

	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
TRUP CDO’s	--	--	$ 912	$ 912
State and Political Subdivisions		$ 32,667		$ 32,667
Mortgage Backed Securities	--	$ 22,446	--	$ 22,446
Other		$ 6,335		$ 6,335
Total AFS Securities	--	$ 61,448	$ 912	$ 62,360

December 31, 2009

Available for Sale Securities
TRUP CDO’s	--	--	$ 1,197	$ 1,197
State and Political Subdivisions		$ 47,347		$ 47,347
Mortgage Backed Securities	--	$ 18,752	--	$18,752
Other		$ 3,652		$ 3,652
Total AFS Securities	--	$ 69,751	$ 1,197	$ 70,948

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at June 30, 2010 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale

Beginning balance, January 1, 2010	$ 1,197
Total gains, losses included in net income	(724)
Included in Other comprehensive Income	439
Transfers in or out of Level 3	--
Ending Balance June 30, 2010	$ 912

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010 all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2.

The following table summarizes the Company’s impaired loans by loan category at fair value on a non - recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans
Residential 1-4 family		$ 6,911		$ 6,911
Commercial, Construction and Land Development		$ 18,714		$ 18,714
Farmland		$ 798		$ 798
Multifamily		$ 6,400		$ 6,400
Other-non real estate		$ 1,090		$ 1,090
Total Impaired Loans		$ 33,913		$ 33,913

December 31, 2009
	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans
Residential 1-4 family		$ 7,548		$ 7,548
Commercial, Construction and Land Development		$ 2,552		$ 2,552
Farmland		$ --		$ --
Multifamily		$ 84		$ 84
Other-non real estate		$ 159		$ 159
Total Impaired Loans		$ 10,343		$ 10,343

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
                                                          June 30, 2010
                                                                 Level 1                   Level 2                            Level 3                                Total Fair Value
Repossessions/OREO	--	$ 10,213	2,239	$ 12,452

                                                       December 31, 2009
                                                                                                                                Level 1                    Level 2                             Level 3                               Total Fair Value
Repossessions/OREO	--	$ 4,221	2,713	$ 6,934

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at June 30, 2010 for Level 3 assets measured on a non-recurring basis using significant unobservable inputs.
                              Other Real Estate Owned

Beginning balance, January 1, 2010	$ 2,713
Total gains, losses included in net income	(95)
Transfers in or out of Level 3	(379)
Ending Balance June 30, 2010	$ 2,239

Transfers out of Level 3 reflect the OREO properties classified as Level 3 that were sold during the six months ended June 30, 2010.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The carrying amounts and fair values of the Company's financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 40,441	$ 40,441	$ 29,337	$ 29,337
Securities available for sale	62,360	62,360	70,948	70,948
Other investments	6,383	6,383	8,417	8,417
Loans, net	471,008	464,110	474,438	467,790
Deposits	(525,645)	(528,471)	(519,904)	(522,563)
Other short-term borrowings	(65,939)	(73,365)	(74,039)	(80,047)
Long-term debt	(15,195)	(16,068)	(10,836)	(10,875)
Capital Securities	(3,150)	(2,588)	(3,150)	(2,588)

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

Note  11 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$4,023	$21	$-	$4,044
State and political subdivisions	33,201	247	780	32,668
Mortgage backed securities	22,029	458	41	22,446
Other securities	7,608	--	4,406	3,202

	$66,861	$726	$5,227	$62,360

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$1,498	$9	$--	$1,507
State and political subdivisions	48,002	399	1,053	47,348
Mortgage backed securities	18,445	314	7	18,752
Other securities	8,381	--	5,040	3,341

	$76,326	$722	$6,100	$70,948

Investment securities available for sale with a carrying value of $44,202 and $47,988 at June 30, 2010 and December 31, 2009, respectively, and a market value of $44,505 and $48,309 at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	---------------------------------------June 30, 2010----------------------------
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$ 7,636	$ 40	$ 128	$ 1	$ 7,764	$ 41
States and pol. subdivisions	6,874	207	5,893	573	12,767	780
Other securities	62	39	2,642	4,366	2,704	4,406

Total	$ 14,572	$ 286	$ 8,663	$ 4,940	$23,235	$ 5,227

	---------------------------------------December 31, 2009----------------------------
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$ 1,465	$ 4	$ 224	$ 3	$ 1,689	$ 7
States and pol. subdivisions	12,363	216	7,975	838	20,338	1,053
Other securities	86	15	3,256	5024	3,342	5,040

Total	$ 13,914	$ 235	$ 11,455	$ 5,865	$ 25,369	$ 6,100

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

During the first quarter of 2009, the FASB ASC Topic 320, Investments-Debt and Equity Securities, amended the assessment criteria for recognizing and measuring OTTI related to debt securities. For analysis of the TRUP CDOs securities, the Company prepares cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period and compare it to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in Other Comprehensive Income (OCI).  The Company uses a third party to provide the quarterly cash flow projections to assist us in determining OTTI.

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

The expected future default assumptions for the pooled trust preferred securities are based upon the Company’s best estimate of future bank deferrrals. Banks currently in default or deferring interest payments are assigned a 100% probability of default. In all cases, a 15% projected recovery rate is applied to current deferrals and projected defaults. During the second quarter of 2010, the Company incurred $724 in OTTI charges on its TRUP CDOs.

In addition, the risk of future OTTI may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to certain financial institutions.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The amortized cost and estimated fair value of securities available for sale at June 30, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	559	578
Due after five years through ten years	747	767
Due after ten years	35,918	35,366
	37,224	36,711

Mortgage-backed securities	22,029	22,446
Other securities	7,608	3,203
	$ 66,861	$ 62,360

Note 12 - Holding Company Note and Line of Credit

On April 27th, 2009, the Company announced that it entered into a Loan Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company a Revolving Line of Credit  and a Closed-End Term Loan (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. As of June 30, 2010, the Company had borrowed $4,021,000 under Loan B and $1,000,000 under Loan A.  Proceeds of the loans of $3,000,000 were down-streamed into the Bank as additional Tier 1 capital with the balance retained as cash reserves at the Company.

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

Regulatory Economic Environment

Many emergency government programs enacted in 2008 in response to the financial crisis and global regulatory and legislative focus has generally moved to a second phase of broader reform and a restructuring of financial institution regulation. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new implementing rules and regulations.  While not determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated there-under could significantly affect our operations, increase our operating costs and divert management resources.

Results of Operations

Results of operations for the three-month and six-month periods ended June 30, 2010 reflected a net loss of $38 thousand for the three months and net income of $6 thousand for the six month period, respectively.  In the second quarter of 2010, the Company experienced in a decrease in earnings of $962 thousand from the second quarter of 2009. For the six month period ended June 30, 2010, the Company earned $2.13 million less than the corresponding period in 2009. Tax exempt life insurance proceeds in the amount of $656 thousand were received in the first quarter of 2009 due to the untimely death of one of the Company’s executive officers. For the first six months of 2010, provisions for loan loss reserves increased $1.15 million over the corresponding period in 2009. Also, other than temporary impairment charges (“OTTI”) in the amount of $724 were incurred in June of 2010.

Net interest income for the three-month period ended June 30, 2010 increased $88 thousand or 1.88% . For the six-month period ended June 30, 2010 net interest income decreased $64 thousand or 0.67% as compared to the six month period ended June 30, 2009.  Average interest-earning assets decreased $38.84 million from the six-month period ended June 30, 2009 to the current six-month period, while average interest-bearing liabilities decreased $23.75 million over the same period. The tax-equivalent yield on average interest-earning assets was 5.69% for the six-month period ended June 30, 2010 representing a decrease of 34 basis points from the yield of 6.03% for the same period in 2009.  The yield on average interest-bearing liabilities decreased 63 basis points to 2.45% for the six month period ended June 30, 2010 as compared to 3.08% for the same period in 2009.

Total interest income for the three and six months ended June 30, 2010 was $877 thousand and $2.09 million less than the comparable 2009 periods due to new loan and investment securities volume being booked at lower rates and existing adjustable rate loans and investment securities re-pricing at lower rates. In addition, the Company’s average investment securities portfolio balance for the six months ended June 30, 2010 has also decreased by approximately $43.19 million over the six months ended June 30, 2009 due to the Company choosing not to replace what has matured or been paid down during the last several months as well as investment write-downs that have occurred over the last 12 months. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during the last several months. The majority of what has paid off during the last year has been callable agency securities and agency mortgage backed securities. The Company has also reduced its municipal bond holdings by approximately $14.05 million during 2010 in an effort to reduce its exposure to municipality debt. The Company’s total interest expense decreased by $965 thousand for the three months and $2.03 million for the six months over the same periods in 2009 due primarily to new interest-bearing deposits recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or re-price. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits and loans.

During the first six months of 2010, the Company’s non-interest income decreased by $1.53 million from the corresponding period for 2009. Tax exempt life insurance proceeds in the amount of $656 thousand were received in the first quarter of 2009. During the second quarter of 2009, the Company also had a $292 thousand gain on the sale of a parcel of land adjacent to one of its branch locations. Additionally during the second quarter of 2010, the Company incurred $724 thousand of OTTI losses.

Service charges on deposit accounts decreased by $47 thousand for the three-month period and $90 thousand for the six-month period ended June 30, 2010 as compared to June 30, 2009.

Non-interest expense for the three month period ended June 30, 2010 increased $261 thousand and decreased $76 thousand for the six month period ended June 30, 2010, respectively, over the comparable periods in 2009. OREO write-downs and losses on the sale of OREO and repossessions in the amount of $678 thousand increased $316 thousand for the six month period ended June 30, 2010 as compared to the prior period. OREO write-downs and losses on the sale of OREO and repossessions totaled $415 thousand for the three month period ended June 30, 2010.

In addition to OREO losses and write-downs, for the six months ended June 30, 2010, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $468 thousand, other contracted services totaling $270 thousand, software licensing and maintenance totaling $363 thousand and telephone / data costs totaling $235 thousand.

For the three month period ended June 30, 2010, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $234 thousand, other contracted services totaling $139 thousand, software licensing and maintenance totaling $179 thousand and telephone / data costs totaling $128 thousand.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 0.03% for the six-month period ended June 30, 2010 from 10.88% for the corresponding period in 2009. Return on average assets for the six months ended June 30, 2010 was 0.00% compared to 0.63% for the six months ended June 30, 2009.The provision for loan losses for the three-month and six-month periods ended June 30, 2010 totaled $679 thousand and $1.89 million, respectively, a $326 thousand and $1.15 million increase as compared to the corresponding periods in 2009. This increased provision was due to the continued recession resulting in increased charge-offs and past dues loans. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first half of 2010 were $2.57 million compared with $680 thousand for the first half of 2009. Year–to–date net charge-offs were 0.53% and 0.14% of total loans for the periods ended June 30, 2010 and June 30, 2009, respectively. Loan loss reserves increased 110% to $11.01 million at June 30, 2010 from the amount at June 30, 2009.  The Company’s allowance for loan loss reserves at June 30, 2010 increased  to 2.28% of total loans versus 1.07% at June 30, 2009.  At December 31, 2009, the allowance for loan loss reserve as a percentage of total loans was 2.40%.

Financial Position

Total loans decreased from $490.06 million at June 30, 2009 to $482.01 million at June 30, 2010.  Total loans at December 31, 2009 were $486.11 million. During the six-month period ended June 30, 2010 2010, total loans decreased by $4.10 million.. Over the last few months, the Company has significantly decreased its construction portfolio as a result of the recent economic downturn. Since June 30, 2009 the Company has reduced its construction loan and other land loan balances from $49.38 million down to $34.72 million. The Company has also begun reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. The loan to deposit ratio decreased from 94.31% at June 30, 2009 to 91.70% at June 30, 2010. The loan to deposit ratio at December 31, 2009 was 93.50%. Deposits at June 30, 2010 have increased $6.03 million since June 30, 2009 and have increased $5.74 million since December 31, 2009. During the last 12 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds.

The Company’s average investment securities portfolio balance for the six months ended June 30, 2010 has decreased by approximately $43.19 million over the six months ended June 30, 2009 due to the Company’s decision not to replace what has matured or paid down during the last several months. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during the last several months. The Company has also reduced its municipal bond holdings by approximately $14.05 million during the first six months of 2010.

The Company also owns approximately $4.92 million (carrying value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of June 30, 2010, the unrealized loss in these securities totaled $4.01 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities. During the six months ended June 30, 2010, the Company recorded OTTI credit related charges on its TRUPS CDOs in the amount of $724 thousand.

The Company has also paid off several other borrowings with pay-downs from the securities portfolio. The Company has utilized the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company currently has approximately $76.03 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company has reduced its borrowings with the FHLB by $23 million dollars over the last year as interest rates have continued to decline and these higher rate borrowings were replaced with lower cost deposits. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status are included. Non-performing assets were $33.43 million or 5.15% of total assets at June 30, 2010, compared with $23.95 million or 3.71% of total assets at December 31, 2009 and $10.33 million or 2.02% of total assets at June 30, 2009.

Non-performing assets at June 30, 2010 totaling $33.43 million are made up of the following:

Category	Amount included in non-performing total
Construction and other land loans	$ 4.69 million
Farmland	$ 905 thousand
1-4 family residential	$ 3.88 million
Second Mortgages	$ 102 thousand
Multifamily and commercial real estate	$ 9.69 million
Non-real estate secured	$ 798 thousand
Fair value of Debt securities	$ 912 thousand
OREO /repossessions	$ 12.45 million

The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The internal credit review department also prepares regular analyses of the adequacy of the allowance for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses on specific loans and makes pool allocations for historical losses for various loan types. In recent years, the Company has used a rolling three year history by loan category in determining pool allocation factors. However, due to the severe economic recession, the Company based its pool allocations beginning in March, 2010 to more closely match 2009 losses. In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions and market area, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environmental factors on the loan portfolio. As a result of the continued recession, the Company has increased its reserve for loan losses by $5.77 million over June 30, 2009 due to the significant increase in non-performing and past due loans. The reserve for loan losses decreased $676 thousand since December 31, 2009 due to transferring a significant amount of non-performing loans into OREO. Total outstanding loan balances also decreased $4.12 million since December 31, 2009.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Management has allocated approximately $5.06 million of its $11.01 million total loan loss reserve for these identified impaired loans. The remaining allowance for loan loss reserve is allocated to the different pool segments as well as other internal and external factors related to the current economic environment.

The Company’s OREO balance is currently $12.45 million and has increased $6.69 million since June 30, 2009. Of this total, $5.22 million is residential property and $7.23 is commercial real estate / vacant land. The Company’s OREO balance at December 31, 2009 was $6.85 million. The ability to sell OREO has been negatively affected by the current economic climate. The Company has recently formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all three market areas. The Company has seen increased deterioration in the Tennessee commercial real estate market. The reduction in non-performing assets will to a large degree depend on how quickly the Company’s specific market areas rebound from the current recession.

Investment securities and other investments totaled $68.74 million (market value) at June 30, 2010, which reflects a decrease of $10.62 million or 13.38% from the December 31, 2009 total of $79.36 million. Investment securities available for sale and other investments at June 30, 2010 were comprised of mortgage backed securities (31.47% of the total securities portfolio), municipal issues (47.52%), collateralized mortgage obligations (1.17%), corporate bonds (4.52%), U. S. government agencies (5.88%), and equity securities (0.16%).  The Company’s entire securities portfolio was classified as available for sale at both June 30, 2010 and December 31, 2009.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank and Community Bankers Bank stock. These investments (carrying value of $6.38 million and 9.29% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $36.01 million at June 30, 2010, representing a decrease of $4.24 million or 10.54% from June 30, 2009.  Total stockholders’ equity at December 31, 2009 was $35.43 million. The decrease in stockholders’ equity from June 30, 2009 to June 30, 2010 is primarily due to the reduction in earnings due to the additional loan loss provision recorded over the last 12 months. The Company’s other than temporary impairment losses recorded over the last 12 months did not negatively impact stockholders equity since these losses were already included in stockholders equity directly through Accumulated Other Comprehensive income.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  Management believes, as of June 30, 2010 and December 31, 2009, that the Company and the Bank met all the capital adequacy requirements to be classified as well capitalized to which they are subject.

The Company plans to aggressively reduce it higher risk weighted assets (primarily commercial real estate loans) as well as the overall asset size of the Banks over the next 12-18 months in an effort to improve its regulatory capital ratios. Management also plans to focus on reducing its non-performing assets.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($40.44 million as of June 30, 2010) and unrestricted investment securities available for sale ($17.14 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and two correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

Forward-Looking Information

Certain information in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Changes in general economic and business conditions in the Company’s market area;
•	Further deterioration in the housing market;
•	Continued problems related to the national credit crisis;

•	Changes in banking and other laws and regulations applicable to the Company;

•	The inability to timely liquidate non-performing assets, including loans and other real estate owned through foreclosure at prices that will prevent future losses;

•	Additional unforeseen loan losses and / or investment securities write-downs;

•	The ability to successfully manage the Company’s growth or implement its growth strategies if it is unable to identify attractive markets, locations or opportunities to expand in the future;

•	The ability to continue to attract low cost core deposits;
•	Maintaining adequate capital levels (below well capitalized);
•	Maintaining cost controls and asset qualities ;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Other factors described in our current and periodic reports filed with the SEC from time to time.

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

N/A

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no repurchases of common stock during the three months ended June 30 2010.  The Company does not anticipate any significant repurchases during 2010 in an effort to retain regulatory capital during the economic downturn. The Company currently has 5,011,152 shares of common stock outstanding.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Removed and Reserved

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

HIGHLANDS BANKSHARES, INC. (Registrant)

Date: August 12, 2010	By:	/s/Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: August 12, 2010	By:	/s/Robert M. Little, Jr.
Robert M.Little, Jr.
Chief Financial Officer

Date: August 12, 2010	By:	/s/James R. Edmondson
James R. Edmondson
Vice President-Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.