Form 10-Q
period 2010-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2010-11-15
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

5,011,152 shares of common stock, par value $0.625 per share, outstanding as of November 11, 2010

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended September 30, 2010

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009
3

Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2010 and 2009	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30 , 2010 and 2009	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Removed and Reserved	29

Item 5. Other Information	29

Item 6. Exhibits	29

SIGNATURES AND CERTIFICATIONS	30

PART I.
FINANCIAL INFORMATION
 ITEM 1.  Financial State

Consolidated Balance Sheets
(Amounts in thousands)

ASSETS	(Unaudited) September 30, 2010	(Note 1) December 31, 2009

Cash and due from banks	$ 21,994	$ 14,300
Federal funds sold	33,558	15,037

Total Cash and Cash Equivalents	55,552	29,337

Investment securities available for sale (amortized cost $66,861 at Sept. 30, 2010, $76,326 at December 31, 2009)	61,589	70,948
Other investments, at cost	6,225	8,417
Loans, net of allowance for loan losses of $9,562 at September 30, 2010, $11,681 at December 31, 2009	459,016	474,438
Premises and equipment, net	23,749	24,613
Interest receivable	3,421	3,147
Bank Owned Life Insurance	12,663	12,324
Other Real Estate Owned	13,600	6,847
Other assets	15,573	15,236

Total Assets	$ 651,388	$ 645,307

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 85,909	$ 84,073
Interest bearing	443,051	435,831

Total Deposits	528,960	519,904

Interest, taxes and other liabilities	2,051	1,950
Other short-term borrowings	66,008	74,039
Long-term debt	15,020	10,836
Capital securities	3,150	3,150

Total Other Liabilities	86,229	89,975

Total Liabilities	615,189	609,879

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	27,672	28,063
Accumulated other comprehensive income	(2,388)	(3,550)

Total Stockholders’ Equity	36,199	35,428

Total Liabilities and Stockholders’ Equity	$ 651,388	$ 645,307

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Nine Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009
INTEREST INCOME
Loans receivable and fees on loans	$ 21,400	$ 22,954	$ 6,958	$ 7,366
Securities available for sale:
Taxable	696	1,509	331	241
Exempt from taxable income	1,342	1,696	285	559
Other investment income	67	52	12	27
Federal funds sold	34	10	22	4

Total Interest Income	23,539	26,221	7,608	8,197

INTEREST EXPENSE
Deposits	6,828	8,865	2,247	2,714
Federal funds purchased	1	5	-	4
Other borrowed funds	2,754	3,499	925	1,211

Total Interest Expense	9,583	12,369	3,172	3,929

Net Interest Income	13,956	13,852	4,436	4,268

Provision for Loan Losses	2,993	1,469	1,102	727

Net Interest Income after Provision for Loan Losses	10,963	12,383	3,334	3,541

NON-INTEREST INCOME
Securities gains, (losses), net	65	33	(106)	-
Service charges on deposit accounts	1,503	1,643	531	581
Other service charges, commissions and fees	1,106	1,000	383	370
Life Insurance benefits	-	656	-	-
Other operating income	507	829	187	223
Other than temporary impairment	(1,199)	(2,049)	(475)	(2,049)
Total Non-Interest Income	1,982	2,112	520	(875)

NON-INTEREST EXPENSE
Salaries and employee benefits	7,535	7,976	2,300	2,604
Occupancy expense of bank premises	848	859	269	294
Furniture and equipment expense	1,242	1,229	408	386
Loss on sale / writedown of OREO	1,038	220	631	128
Other operating expense	3,752	4,417	1,089	1,495

Total Non-Interest Expense	14,415	14,701	4,697	4,907

Income (Loss) Before Income Taxes	(1,470)	(206)	(843)	(2,241)

Income Tax Expense	(1,079)	(1,090)	(446)	(986)

Net Income (loss)	$ (391)	$ 884	$ (397)	$ (1,255)

Basic Earnings (Loss) Per Common Share – Weighted Average	$ (0.08)	$ 0.17	$ (0.08)	$ (0.25)

Earnings (Loss) Per Common Share – Assuming Dilution	$ (0.08)	$ 0.17	$ (0.08)	$ (0.25)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ (391)	$ 884
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,993	1,469
Depreciation and amortization	996	1,015
Net realized (gains) losses on available for sale securities	(65)	(33)
Net amortization on securities	147	289
Other than temporary impairment charge	1,199	2,049
Amortization of Capital issue costs	4	4
(Increase) decrease in interest receivable	(274)	132
Valuation adjustment of other real estate owned	633	-
(Increase) decrease in other assets	(1,314)	(4,694)
Increase in interest, taxes and other liabilities	101	(1,048)

Net cash provided by operating activities	4,029	67

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	22,518	14,214
Proceeds from maturities of debt and equity securities	5,987	21,816
Purchase of debt and equity securities	(18,667)	(18,679)
(Purchase) redemption of other investments, net	2,192	(1,788)
Net (increase) decrease in loans	1,980	(2,153)
Proceeds of sales of other real estate owned	3,062	-
Proceeds from cash surrender value of life insurance	-	604
Premises and equipment expenditures	(95)	(1,645)

Net cash provided by (used in) investing activities	16,977	12,369

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	(1,109)	(25,340)
Net increase in demand, savings and other deposits	10,165	10,975
Net increase in Fed Funds Purchased	-	2,990
Increase (decrease) in short-term borrowings	(8,031)	11,417
Increase (decrease) in long-term debt	4,184	(13,675)
Cash Dividends Paid	-	(551)
Proceeds from exercise of stock options	-	101

Net cash provided by financing activities	5,209	(14,083)

Net increase (decrease) in cash and cash equivalents	26,215	(1,647)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	29,337	16,582

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 55,552	$ 14,935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 9,383	$ 13,187
Income taxes	$ -	$ 250

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$ 10,449	$ 4,163

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2009	5,003	$ 3,127	$ 7,713	$ 37,133	$ (7,718)	$ 40,255

Comprehensive income:
Net income	-	-	-	(1,255)	-	(1,255)
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $1,307	-	-	-	-	2,536	2,536
Less: reclassification adjustment due to realized loss (writedown)of debt securities net of deferred tax expense of $696	-	-	-		1,353	1,353
Total comprehensive income	-	-	-	-	-	2,634
Common stock for: stock options
exercised, net	8	5	70	-	-	75
Cash dividend	-	-	-	(552)	-	(552)

Balance, September 30, 2009	5,011	$ 3,132	$ 7,783	$ 35,326	$ (3,829)	$ 42,412

Balance, June 30, 2010	5,011	$ 3,132	$ 7,783	$ 28,069	$ (2,971)	$ 36,013

Comprehensive income:
Net income / (loss)	-	-	-	(397)	-	(397)
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $102	-	-	-	-	199	199
Less: reclassification adjustment net of deferred tax expense of $37	-	-	-	-	71	71
Less: reclassification adjustment due to realized loss (writedown) of debt securities net of deferred tax $161	-	-	-	-	313	313
Total comprehensive income	-	-	-	-	-	186

Balance, September 30, 2010	5,011	$ 3,132	$ 7,783	$ 27,672	$ (2,388)	$ 36,199

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2008	5,001	$ 3,126	$ 7,688	$ 34,994	$ (6,760)	$ 39,048

Comprehensive income:
Net income	-	-	-	884	-	884
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $825	-	-	-	-	1,600	1,600
Less: reclassification adjustment net of deferred tac expense $11					(22)	(22)
Less: reclassification adjustment due to realized loss (writedown)of debt securities net of deferred tax expense of $696	-	-	-		1,353	1,353
Total comprehensive income	-	-	-	-	-	3,815
Common stock for: stock options
exercised, net	10	6	95	-	-	101
Cash dividend	-	-	-	(552)	-	(552)

Balance, September 30, 2009	5,011	$ 3,132	$ 7,783	$ 35,326	$ (3,829)	$ 42,412

Balance, December 31, 2009	5,011	$ 3,132	$ 7,783	$ 28,063	$ (3,500)	$ 35,428

Comprehensive income:
Net income / (loss)	-	-	-	(391)	-	(391)
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $213	-	-	-	-	413	413
Less: reclassification adjustment net of deferred tax expense of $21	-	-	-	-	(42)	(42)
Less: reclassification adjustment due to realized loss (writedown) of debt securities net of deferred tax $407	-	-	-	-	791	791
Total comprehensive income	-	-	-	-	-	771

Balance, September 30, 2010	5,011	$ 3,132	$ 7,783	$ 27,672	$ (2,388)	$ 36,199

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2009 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2009 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Allowance for Loan Losses

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 is as follows:

	2010	2009

Balance, January 1	$ 11,681	$ 5,171
Provision	2,993	1,469
Recoveries	62	85
Charge-offs	(5,174)	(1,245)

Balance, September 30	$ 9,562	$ 5,480

Note 3  - Loans

Loans receivable outstanding are summarized as follows:

	September 30, 2010	December 31, 2009
Real Estate Secured:
Residential First Mortgage	$ 177,849	$ 183,983
Commercial, Second Mortgages, Construction, Other land loans	218,674	224,967

Non- Real Estate Secured:
Commercial and Industrial	41,838	44,840
Consumer	27,148	29,260
Agricultural, Other	3,069	3,069
Total Loans	$ 468,578	$ 486,119

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following is a summary of non-performing asset information as of September 30, 2010 and December 30, 2010.

	September 30, 2010	December 31, 2009

Non- Accrual Loans	$ 15,992	$ 11,559
OREO / repossessions	13,630	6,934
Loans past due 90 days and accruing interest	1,331	4,260
Non-accrual securities (TRUPS)	674	1,197
Total non-performing assets	$ 31,627	$ 23,950

Troubled debts restructured at September 30, 2010 were $9.41 million compared to $6.31 million at December 31, 2009.

Note 4  -  Income Taxes

Income tax expense (benefit) for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2010	2009

Tax expense (benefit) at statutory rate	$ (500)	$ (70)
Reduction in taxes from:
Tax-exempt interest	(488)	(608)
Life Insurance proceeds	-	(223)
Other, net	(91)	(189)

Provision for income taxes	$ (1,079)	$ (1,090)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 5  - Capital Requirements

Regulators of the Company and its subsidiaries, including Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table presents the capital ratios for the Company and the Bank at September 30, 2010.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	8.28%	9.53%	5.96%

Highlands Union Bank	8.78%	10.04%	6.33%

Note 6 - Capital Securities

The Company completed a $7.5 million capital issue of $2.3125 Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998.  These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the debt securities, which would result in a deferral of distribution payments on the related Capital Securities. Due to the economic environment, the Board determined that, effective April 15 2010, the Company will defer interest payments on the debt securities held by Highlands Capital Trust I.  As a result, distribution payments to holders of the Highlands Capital Trust I 9.25% Capital Securities will also be deferred.

Note 7 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the nine and three months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Basic Earnings Per Share	($ 0.08)	$ 0.17	$ (0.08)	($ 0.25)

Basic Number of Shares	5,011,152	5,004,774	5,011,152	5,009,322

Diluted Earnings Per Share	($ 0.08)	$ 0.17	$ (0.08)	($ 0.25)

Diluted Number of Shares	5,011,152	5,004,774	5,011,152	5,009,322

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 8 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2010, these commitments included: standby letters of credit of $796 thousand; equity lines of credit of $10.30 million; credit card lines of credit of $5.37 million; commercial real estate, construction and land development commitments of $3.79 million; and other unused commitments to fund interest earning assets of $21.67 million.

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

In July 2010, the FASB issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  10 – Fair Value

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

As of September 30, 2010 we own approximately $4.44 million (amortized cost) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active.  The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required for fair value assessment at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 heirarchy using inputs from independent pricing models.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

                                                                              September 30, 2010

                                                                              Level 1                           Level 2                             Level 3                                       Total Fair Value
Available for Sale Securities
TRUP CDO’s	--	--	$ 674	$ 674
State and Political Subdivisions		$ 31,938		$ 31,938
Mortgage Backed Securities	--	$ 22,503	--	$ 22,503
Other		$ 6,474		$ 6,474
Total AFS Securities	--	$ 60,915	$ 674	$ 61,589

                                                                              December 31, 2009

                                                                             Level 1                                Level 2                          Level 3                                      Total Fair Value
Available for Sale Securities
TRUP CDO’s	--	--	$ 1,197	$ 1,197
State and Political Subdivisions		$ 47,347		$ 47,347
Mortgage Backed Securities	--	$ 18,752	--	$ 18,752
Other		$ 3,652		$ 3,652
Total AFS Securities	--	$ 69,751	$ 1,197	$ 70,948

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at September 30, 2010 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

               Investment Securities Available for Sale

Beginning balance, January 1, 2010	$ 1,197
Total gains, losses included in net income	(1,199)
Included in Other comprehensive Income	676
Transfers in or out of Level 3	--
Ending Balance September 30, 2010	$ 674

The losses included in net income represent the other than temporary impairment charges taken during the nine months ended September 30, 2010 for the securities classified as Level 3.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The total of these impaired loans not requiring an allowance at September 30, 2010 was $21.12 million. At September 30, 2010 all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2.

The following table summarizes the Company’s impaired loans by loan category at fair value on a non - recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy. The following table includes impaired loans for which a specific allowance has been allocated.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

                                                              September 30, 2010
                                                                                            Level 1               Level 2                      Level 3                           Total Fair Value
Impaired Loans with a specific allowance allocated
Residential 1-4 family	$ 1,397	$ 1,397
Commercial, Construction and Land Development	$ 11,454	$ 11,454
Second Mortgages	$ 112	$ 112
Farmland	$ 70	$ 70
Multifamily	$ 1,426	$ 1,426
Other –non real estate	$ 694	$ 694
Total Impaired Loans with a specific allowance allocated	$ 15,153	$ 15,153

                                                                     December 31, 2009
                                                                                           Level 1                      Level 2                           Level 3                    Total Fair Value
Impaired Loans with a specific allowance allocated
Residential 1-4 family	$ 7,548	$ 7.548
Commercial, Construction and Land Development	$ 2,552	$ 2,552
Second Mortgages	$ --	$ -
Farmland	$ 84	$ 84
Commercial –non real estate	$ 159	$ 159
Total Impaired Loans with a specific allowance allocated	$ 10,343	$ 10,343

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
                                                   September 30, 2010
                                                                           Level 1                    Level 2                          Level 3                              Total Fair Value
Repossessions/OREO	--	$ 12,032	1,598	$ 13,630

                                                      December 31, 2009
                                                                                                                                           Level 1                           Level 2                   Level 3                                Total Fair Value
Repossessions/OREO	--	$ 4,221	2,713	$ 6,934

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at September 30, 2010 for Level 3 assets measured on a non-recurring basis using significant unobservable inputs.
                                                                                    Other Real Estate Owned
Beginning balance, January 1, 2010	$ 2,713
Total gains, losses included in net income	(374)
Transfers out of Level 3	(741)
Ending Balance September 30, 2010	$ 1,598

Transfers out of Level 3 reflect the OREO properties classified as Level 3 that were sold in the amount of $892,000 and amounts transferred to Level 2 as a result of a new appraisal received  in the amount of $277,000 during the nine months ended September 30, 2010.

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 55,552	$ 55,552	$ 29,337	$ 29,337
Securities available for sale	61,589	61,589	70,948	70,948
Other investments	6,225	6,225	8,417	8,417
Loans, net	459,416	451,676	474,438	467,790
Deposits	(528,960)	(522,052)	(519,904)	(522,563)
Other short-term borrowings	(66,008)	(74,863)	(74,039)	(80,047)
Long-term debt	(15,020)	(16,141)	(10,836)	(10,875)
Capital Securities	(3,150)	(2,588)	(3,150)	(2,588)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  11 – Life Insurance Proceeds

During the first quarter of 2009, the Company received life insurance proceeds as a result of the death of one of the Company’s executive officers. Total death benefit proceeds received totaled $1.26 million. Of this amount, $656 was tax free income and $604 represented the accumulated cash value of the various policies.

Note  12 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$ 4,019	$ 129	$ -	$ 4,148
State and political subdivisions	31,846	477	385	31,938
Mortgage backed securities	22,210	347	54	22,503
Other securities	7,132	7	4,139	3,000

	$ 65,207	$ 960	$ 4,578	$ 61,589

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Government agencies and corporations	$ 1,498	$ 9	$ --	$ 1,507
State and political subdivisions	48,002	399	1,053	47,348
Mortgage backed securities	18,445	314	7	18,752
Other securities	8,381	--	5,040	3,341

	$ 76,326	$ 722	$ 6,100	$ 70,948

Investment securities available for sale with a carrying value of $44,920 and $47,988 at September 30, 2010 and December 31, 2009, respectively, and a market value of $45,551 and $48,309 at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	-----------------------------------------------------------------------------September 30, 2010------------------------------------------------------------------------
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$ 6,993	$ 54	$ 10	$ 1	$ 7,003	$ 55
States and pol. subdivisions	2,884	22	5,346	362	8,230	384
Other securities	-	-	2,580	4,139	2,580	4,139

Total	$ 9,877	$ 76	$ 7,936	$ 4,502	$ 17,813	$ 4,578

	----------------------------------------------------------------------------December 31, 2009--------------------------------------------------------------------------
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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

During the first quarter of 2009, the FASB ASC Topic 320, Investments-Debt and Equity Securities, amended the assessment criteria for recognizing and measuring OTTI related to debt securities. For analysis of the TRUP CDOs securities, the Company prepares cash flow analyses on each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. An adverse change in cash flows expected to be collected has occurred if the present value of cash flows previously projected is greater than the present value of cash flows projected at the current reporting date and less than the current book value. If an adverse change in cash flows is deemed to have occurred, then OTTI has occurred. The Company then compares the present value of cash flows using the current yield for the current reporting period and compares it to the reference amount, or current net book value, to determine the credit-related OTTI. The credit-related OTTI is then recorded through earnings and the non-credit related OTTI is accounted for in Other Comprehensive Income (OCI). The Company uses a third party to provide the quarterly cash flow projections to assist us in determining OTTI.

The cash flow projections for the pooled trust preferred securities utilize a discounted cash flow test that uses variables such as the estimate of future cash flows, creditworthiness of the underlying banks and determination of probability of default of the underlying collateral. Cash flows are constructed in an INTEX cash flow model. INTEX is a proprietary cash flow model recognized as the industry standard for analyzing all types of collateralized debt obligations. It includes each individual deal’s structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of our investments will be made.

The expected future default assumptions for the pooled trust preferred securities are based upon the Company’s best estimate of future bank deferrals. Banks currently in default or deferring interest payments are assigned a 100% probability of default. In all cases, a 15% projected recovery rate is applied to current deferrals and projected defaults. During the nine months ended September 30, 2010, the Company incurred $1.2 million in OTTI charges on its TRUP CDOs.

In addition, the risk of future OTTI may be influenced by additional bank failures, prolonged recession in the U.S. economy, changes in real estate values, interest deferrals, and whether the federal government provides assistance to certain financial institutions.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The amortized cost and estimated fair value of securities available for sale at September 30, 2010 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	559	577
Due after five years through ten years	747	765
Due after ten years	34,559	34,744
	35,865	36,086

Mortgage-backed securities	22,210	22,503
Other securities	7,132	3,000
	$ 65,207	$ 61,589

Note 13 –Holding Company Note and Line of Credit

On April 27, 2009, the Company announced that it entered into a Loan Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company a Revolving Line of Credit  and a Closed-End Term Loan (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. As of September 30, 2010, the Company had borrowed $3,934,000 under Loan B and $1,000,000 under Loan A.  Proceeds of the loans of $3,200,000 have been down-streamed into the Bank as additional Tier 1 capital with the balance retained as cash reserves at the Company.

Note 14 –Formal Written Agreement

On October 13, 2010, the Company and Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”).

Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:
•	strengthen board oversight of the management and operations of the Bank;
•	strengthen credit risk management and administration;
•	provide for the effective grading of the Bank’s loan portfolio;
•	summarize the findings of its review of the adequacy of the staffing of its loan review function;
•
improve the Bank’s position with respect to loans, relationships, or other assets in excess of $500,000 that currently are or in the future become past due more than 90 days, on the Bank’s problem loan list, or adversely classified in any report of examination of the Bank;

•	review and revise the Bank’s methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

•	establish a revised investment policy;
•	improve the Bank’s earnings and overall condition;
•	revise the Bank’s information technology program; and
•	establish a disaster recovery and business continuity program.
•	establish a committee to monitor compliance with all aspects of the written agreement

In addition, the Bank has agreed that it will eliminate from its books all assets or portions of assets classified “loss” in its report of examination and that it will not extend, renew or restructure any credit that has been criticized by the Reserve Bank absent prior approval by the board of directors consistent with the requirements of the Written Agreement.

Further, both the Company and the Bank have agreed to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not take any other form of payment representing a reduction in Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company also has agreed not to incur, increase or guarantee any debt or not to purchase or redeem any shares of its stock without prior regulatory approval.

A copy of the Written Agreement is attached as Exhibit 10.1 to the Company’s Current Report on  Form 8-k filed October 19, 2010.

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

Regulatory Economic Environment

Many emergency government programs enacted in 2008 in response to the financial crisis and global regulatory and legislative focus have generally moved to a second phase of broader reform and a restructuring of financial institution regulation. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new implementing rules and regulations.  While not determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated there-under could significantly affect our operations, increase our operating costs and divert management resources and attention from the primary business of the Bank.

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2010 reflected net losses of $397 thousand and $391 thousand, respectively. In the third quarter of 2010, the Company experienced a reduction in net losses of $858 thousand over the third quarter of 2009. For the nine month period ended September 30, 2010, the Company earned $1.27 million less than the corresponding period in 2009.  There were several significant factors and events over the last 2 years affecting the Company’s results of operations. Tax exempt life insurance proceeds in the amount of $656 thousand were received in the first quarter of 2009 due to the untimely death of one of the Company’s executive officers. For the first nine months of 2010, provisions for loan loss reserves increased $1.52 million over the corresponding period in 2009. Also, other than temporary impairment charges (“OTTI”) in the amount of $1.2 million were incurred for the first nine months of 2010 compared to $2.05 million during the first nine months of 2009.

Net interest income for the three-month period ended September 30, 2010 increased $168 thousand or 3.94%. For the nine-month period ended September 30, 2010 net interest income increased $104 thousand or 0.75% as compared to the nine month period ended September 30, 2009.  Average interest-earning assets decreased $33.33 million from the nine-month period ended September 30, 2009 to the current nine-month period, while average interest-bearing liabilities decreased $17.95 million over the same period. The tax-equivalent yield on average interest-earning assets was 5.58% for the nine-month period ended September 30, 2010 representing a decrease of 32 basis points from the yield of 5.90% for the same period in 2009.  The yield on average interest-bearing liabilities decreased 61 basis points to 2.43% for the nine month period ended September 30, 2010 as compared to 3.04% for the same period in 2009.

Total interest income for the three and nine months ended September 30, 2010 was $589 thousand and $2.68 million less than the comparable 2009 periods due to primarily to a reduction in loan and securities balances as well as new loan and investment securities volume being booked at lower rates and existing adjustable rate loans and investment securities re-pricing at lower rates. The Company’s average investment securities portfolio balance for the nine months ended September 30, 2010 has decreased by approximately $41.75 million over the nine months ended September 30, 2009 due to the Company choosing not to replace what has matured or paid down during the last several months as well as investment write-downs that have occurred over the last 12 months. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during 2010.. The majority of what has paid off during the last year has been callable agency securities and agency mortgage backed securities. The Company has also reduced its municipal bond holdings by approximately $15.41 million during 2010 in an effort to reduce its exposure to municipality debt.

The Company’s total interest expense decreased by $757 thousand for the three months and $2.79 million for the nine months over the same periods in 2009 due primarily to new interest-bearing deposits recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or re-price. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits and loans.

During the first nine months of 2010, the Company’s non-interest income decreased by $130 thousand from the corresponding period for 2009. Tax exempt life insurance proceeds in the amount of $656 thousand were received in the first quarter of 2009. During the second quarter of 2009, the Company also had a $292 thousand gain on the sale of a parcel of land adjacent to one of its branch locations.  Other than temporary impairment charges were $850 less during the nine month ended September 30, 2010 as compared to the nine month period ended September 30, 2009. Total non-interest income for the three months ended September 30, 2010 increased by $1.39 million as compared to the three months ended September 30, 2009. This increase in non-interest income was primarily due to a $1.57 million difference in OTTI write-downs.

Service charges on deposit accounts decreased by $50 thousand for the three-month period and $140 thousand for the nine-month period ended September 30, 2010 as compared to September 30, 2009.

Total non-interest expense for the three month period ended September 30, 2010 decreased $273 thousand and decreased $286 thousand for the nine month period ended September 30, 2010, respectively, over the comparable periods in 2009. OREO write-downs and losses on the sale of OREO and repossessions in the amount of $1.04 million increased $818 thousand for the nine month period ended September 30, 2010 as compared to the prior period. OREO write-downs and losses on the sale of OREO and repossessions totaled $634 thousand for the three month period ended September 30, 2010.

In addition to OREO losses and write-downs, for the nine months ended September 30, 2010, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $702 thousand, OREO expense and maintenance costs totaling $415 thousand, other contracted services totaling $418 thousand and software licensing and maintenance totaling $525 thousand.

For the three month period ended September 30, 2010, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $234 thousand, OREO expense and maintenance costs totaling $178 thousand, legal expenses totaling $117 thousand, other contracted services totaling $148 thousand and software licensing and maintenance totaling $161 thousand.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to (-1.46%) for the nine-month period ended September 30, 2010 from 2.97% for the corresponding period in 2009. Return on average assets for the nine months ended September 30, 2010 was (-0.08%) compared to 0.18% for the nine months ended September 30, 2009.

The provision for loan losses for the three-month and nine-month periods ended September 30, 2010 totaled $1.10 million and $2.99 million, respectively, a $375 thousand and $1.52 million increase as compared to the corresponding periods in 2009. This increased provision was due to the continued recession resulting in increased charge-offs and past due loans. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first nine months of 2010 were $5.11 million compared with $1.16 million for the first nine months of 2009. Year–to–date net charge-offs were 1.09% and 0.24% of total loans for the periods ended September 30, 2010 and September 30, 2009, respectively. Loan loss reserves increased 74.49% to $9.56 million at September 30, 2010 from the amount at September 30, 2009.  The Company’s allowance for loan loss reserves at September 30, 2010 increased  to 2.04% of total loans versus 1.12% at September 30, 2009.  At December 31, 2009, the allowance for loan loss reserve as a percentage of total loans was 2.40%.

Financial Position

Total loans decreased from $491.42 million at September 30, 2009 to $468.58 million at September 30, 2010.  Total loans at December 31, 2009 were $486.11 million. During the nine-month period ended September 30, 2010, total loans decreased by $17.54 million.. Over the last 2 years, the Company has significantly decreased its construction portfolio as a result of the recent economic downturn. Since September 30, 2009 the Company has reduced its construction loan and other land loan balances from $47.45 million down to $32.75 million. The Company has also begun reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. The loan to deposit ratio decreased from 96.67% at September 30, 2009 to 88.58% at September 30, 2010. The loan to deposit ratio at December 31, 2009 was 93.50%. Deposits at September 30, 2010 have increased $20.59 million since September 30, 2009 and have increased $9.06 million since December 31, 2009. During the last 12 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds.

The Company’s average investment securities portfolio balance for the nine months ended September 30, 2010 has decreased by approximately $41.75 million over the nine months ended September 30, 2009 due to the Company’s decision not to replace what has matured or paid down during the last several months. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during the last several months. The Company has also reduced its municipal bond holdings by approximately $15.41 million during the first nine months of 2010.

The Company also owns approximately $4.44 million (carrying value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of September 30, 2010, the unrealized loss in these securities totaled $3.77 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities. During the nine months ended September 30, 2010, the Company recorded pre-tax OTTI credit related charges on its TRUP CDOs in the amount of $1.20 million.

The Company has utilized the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company currently has approximately $76.01 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company has reduced its borrowings with the FHLB by $19 million dollars over the last year as interest rates have continued to decline and these higher rate borrowings were replaced with lower cost deposits. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status are included. Non-performing assets were $31.63 million or 4.86% of total assets at September 30, 2010, compared with $23.95 million or 3.71% of total assets at December 31, 2009 and $21.92 million or 3.33% of total assets at September 30, 2009. Non-performing assets decreased $1.80 million from June 30, 2010.

Non-performing assets at September 30, 2010 totaling $31.63 million are made up of the following:

Category	Amount included in non-performing total
Construction and other land loans	$ 3.16 million
Farmland	$ 789 thousand
1-4 family residential	$ 4.08 million
Second Mortgages	$ 127 thousand
Multifamily and commercial real estate	$ 8.29 million
Non-real estate secured	$ 886 thousand
Fair value of Debt securities	$ 674 thousand
OREO /repossessions	$ 13.63 million

The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The internal credit review department also prepares regular analyses of the adequacy of the allowance for loans losses. These analyses include calculations based upon a mathematical formula that considers identified potential losses on specific loans and makes pool allocations for historical losses for various loan types. In recent years, the Company has used a rolling three year history by loan category in determining pool allocation factors. However, due to the severe economic recession, the Company based its pool allocations beginning in March, 2010 to more closely match 2009 losses. Statewide losses are also factored in the pool allocations.  In addition, an amount is allocated based upon such factors as changing trends in the loan mix, the effects of changes in business conditions and market area, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environmental factors on the loan portfolio. As a result of the continued recession, the Company has increased its reserve for loan losses by $4.08 million over September 30, 2009 due to the significant increase in non-performing and past due loans. The reserve for loan losses decreased $2.12 million since December 31, 2009 due to transferring a significant amount of non-performing loans into OREO in addition to charging off balances for which a previous specific reserve had been allocated.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Management has allocated approximately $3.89 million of its $9.56 million total loan loss reserve for these identified impaired loans. The remaining allowance for loan loss reserve is allocated to the different pool segments as well as other internal and external factors related to the current economic environment.

The Company’s OREO balance is currently $13.6 million and has increased $6.42 million since September 30, 2009. Of this total, $6.10 million is residential property and $7.50 is commercial real estate / vacant land. The Company’s OREO balance at December 31, 2009 was $6.85 million. The ability to sell OREO has been negatively affected by the current economic climate. The Company has recently formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all three market areas. The Company has seen increased deterioration in the Tennessee commercial real estate market. The reduction in non-performing assets will to a large degree depend on how quickly the Company’s specific market areas rebound from the current recession.

Investment securities and other investments totaled $67.81 million (market value) at September 30, 2010, which reflects a decrease of $11.55 million or 14.55% from the December 31, 2009 total of $79.36 million. Investment securities available for sale and other investments at September 30, 2010 were comprised of mortgage backed securities (31.80% of the total securities portfolio), municipal issues (47.10%), collateralized mortgage obligations (1.20%), corporate bonds (3.40%), U. S. government agencies (6.12%), and equity securities (0.14%).  The Company’s entire securities portfolio was classified as available for sale at both September 30, 2010 and December 31, 2009.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $6.23 million and 9.18% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments is one certificate purchased at an FDIC insured institution totaling $250,000.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $36.20 million at September 30, 2010, representing a decrease of $6.21 million or 14.65% from September 30, 2009.  Total stockholders’ equity at December 31, 2009 was $35.43 million. The decrease in stockholders’ equity from September 30, 2009 to September 30, 2010 is primarily due to the net loss incurred due to the additional loan loss provision recorded over the last 12 months. The Company’s other than temporary impairment losses recorded over the last 12 months did not negatively impact stockholders equity since these losses were already included in stockholders equity directly through Accumulated Other Comprehensive income.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  Management believes, as of September 30, 2010 and December 31, 2009, that the Company and the Bank met all the capital adequacy requirements to be classified as well capitalized to which they are subject.

The Company plans to aggressively reduce it higher risk weighted assets (primarily commercial real estate loans) as well as the overall asset size of the Banks over the next 12-18 months in an effort to improve its regulatory capital ratios. Management also plans to focus on reducing its non-performing assets.

The Company had no repurchases of common stock during the three months ended September 30 2010.  The Company does not anticipate any significant repurchases during 2010 in an effort to retain regulatory capital during the economic downturn. The Company currently has 5,011,152 shares of common stock outstanding.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($55.55 million as of September 30, 2010) and unrestricted investment securities available for sale ($15.35 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Company.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and two correspondent financial institutions. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its requirements and needs.

Written Agreement

As discussed in Footnote 14, the Company  and the Bank entered into a written agreement with the Federal Reserve Bank in Richmond to strengthen the operating condition of the Company and the Bank. Over the last six months, management and the Board have begun implementing a number of initiatives in response to the various items stated in the agreement.  One of these measures was establishing a Compliance Committee of the Board to monitor the progress of complying with the agreement. This committee is comprised of a majority of outside directors.

Forward-Looking Information

Certain information in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are generally identified by phrases such as “the Company expects,” “the Company believes” or words of similar import. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Changes in general economic and business conditions in the Company’s market area;
•	Further deterioration in the housing market;
•	Continued problems related to the national credit crisis;
•	Changes in banking and other laws and regulations applicable to the Company; including the impacts of Dodd-Frank and the Basel III Accord;
•	The inability to timely liquidate non-performing assets, including loans and other real estate owned through foreclosure at prices that will prevent future losses;
•	Additional unforeseen loan losses and / or investment securities write-downs;
•	The ability to continue to attract low cost core deposits;
•	Maintaining adequate capital levels (well capitalized);
•	Maintaining cost controls and asset qualities;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Other factors described in our current and periodic reports filed with the SEC from time to time.

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

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

HIGHLANDS BANKSHARES, INC. (Registrant)

Date: November 12, 2010	By:	/s/Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: November 12, 2010	By:	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: November 12, 2010	By:	/s/ James R. Edmondson
James R. Edmondson
Vice President - Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.