Form 10-K
period 2010-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2011-03-31
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $12,427,806.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 9, 2011, there were 5,011,152 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
          Consolidated Financial Report for year ended December 31, 2010 -  Part II
Proxy Statement for the 2011 Annual Meeting of Shareholders - Part III

Part I.

Item I.  Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Federal Bank Holding Company Act of 1956(BHCA). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2010: the Bank, which was formed in 1985, and Highlands Capital Trust I (HCTI), a statutory business trust (the “Trust”) which was formed in 1998.

 Highlands Union Bank

The Bank is a Virginia state chartered bank that was incorporated in 1985. The Bank operates a commercial banking business from its headquarters in Abingdon, Virginia, and its thirteen area full service branch offices. The Bank offers general retail and commercial banking services to individuals, businesses and local government unit customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer, credit card and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks and savings bond sales; and providing other miscellaneous services normally offered by commercial banks.

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., (“HIUS”) a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2010, had purchased ten full service insurance agencies across the state of Virginia. HUIS sells insurance products and services through Bankers’ Insurance, LLC.  The number of owner banks involved with Bankers’ Insurance, LLC was thirty-four as of December 31, 2010.

Highlands Union Financial Services, Inc.

Highlands Union Financial Services, Inc., a wholly-owned subsidiary of the Bank, was created to offer third –party mutual funds and other financial services to its customers in all market areas served by the Bank.  The only activity in Highlands Union Financial Services now relates to commissions from the sale of life insurance.

In February 2005, the Bank became an equity owner in Bankers’ Investments, LLC, headquartered in Richmond, Virginia. Bankers’ Investments, LLC was formed for the purpose of providing owner banks the ability to offer a full line of financial services to their customers. During 2007, Bankers Investments was acquired by Infinex, LLC, a full service provider of a wide array of investment services. Infinex, LLC is owned by member banks and banking associations.

Lending Activities

    Highlands Union Bank (“Bank”) has written policies and procedures to help manage credit risk.   The Bank’s policy provides for three levels of lending authority.  The first level of authority is granted to individual loan officers who have various levels of approval based upon their position and experience.  The second level is the Senior Officers Loan Committee, which is comprised of senior officers of the Bank from all market areas.  The Senior Officers Loan Committee considers loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee.  The Directors Loan Committee is comprised of six Directors, four of which are independent Directors.  The Directors Loan Committee approves new, modified and renewed credits that exceed the Senior Officer Loan Committee authorities.  The Chairman of the Directors Loan Committee is the Chairman of the Company.   A quorum is reached when four committee members are present, of which at least three must be independent Directors.  An application requires four votes to receive approval by the Committee.  In addition, monthly, the Directors Loan Committee reports all new loans reviewed and approved to the Bank’s Board of Directors.  Monthly reports shared by the Directors Loan Committee include names and amounts of all new credits extended; a watch list including names, amounts, risk rating; non- accrual loans and recommended loans to be charged off and a list of overdrafts.  The Directors Loan Committee also reviews changes to lending policies as proposed by management prior to submission to the Board of Directors for approval.

    The Bank has an internal Credit Review Department that reviews the Bank’s loan portfolio to identify loss exposure and to monitor compliance with the Bank’s loan policy.  An analysis of loss exposure and reports on policy compliance are presented to the Directors Loan Committee of the Board for approval on a quarterly basis.

One-to-Four-Family Residential Real Estate Lending

    Residential loan opportunities may be generated by the Bank’s loan officers, referrals by real estate professionals, and by existing or new bank clients.  Loan applications are taken by a Bank loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant and originations are underwritten using policy including a loan to value (“ LTV “) of 80% of appraised value.  Security for the majority of one to four family residential loans is owner occupied single family dwellings. Values of residential real estate collateral are provided by independent appraisers who have been approved by the Bank’s Board of Directors.

    Second mortgages and Home Equity Lines of Credit are generated, underwritten and secured like single family residential real estate loans discussed above.  However, both second mortgages and Home Equity Lines of Credit are made at higher interest rates than residential mortgages.  In the event that LTV is greater than 80%, the loan request is reviewed by the Senior Officers’ Loan Committee and the Board of Directors, depending on the amount of the loan.  Second mortgages are typically made for no more than fifteen years and equity lines mature in 10 years.

    The Bank also originates adjustable rate products (“ARM”) secured by one to four family residential properties with a term of one, three, or five years.  These products provide another outlet for loans not meeting secondary market guidelines and are generated, underwritten and secured the same as single family residential real estate loans discussed above.  The Bank retains these loans in its loan portfolio.   Senior Management adjusts the ARM rates based on competitive rates within the Bank’s market area.   The ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate. Adjustable rate mortgages are underwritten based on the interest rate reaching the lifetime cap.

    At December 31, 2010, $199 million, or 45%, of the Bank’s loan portfolio consisted of one-to four-family residential real estate loans, second mortgages, and home equity lines.  Of the $199 million, $113 million were fixed rate mortgages while the remaining $86 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, and 7 year balloon loans amortized over a 30 year period. In connection with residential real estate loans, Highlands Union Bank requires title insurance, hazard insurance and if required, flood insurance.

Multifamily Residential Estate Lending

    Loan applications for loans to be secured by multi-family residential properties are taken by a loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant, as well as rent rolls, operating costs and occupancy rates of the property to be financed.  Loan originations are underwritten using the Bank’s underwriting guidelines of a LTV of 80% and a cash flow coverage ratio of 1.10 or better.   The valuation of multifamily residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Board of Directors.

    The Bank originates fixed rate and adjustable rate loans secured by multi-family properties, which are retained in the Bank’s portfolio. Adjustable rate mortgages are underwritten based on the interest rate reaching the lifetime cap.

Commercial, Construction, Farmland, Other Land Loans  and Land Development Lending

    The Bank makes commercial, construction, farmland and land acquisition and development loans.  These loans generally have a higher degree of risk than residential mortgage loans, but also have higher yields.  To minimize these risks, the Bank normally obtains appropriate collateral and requires the personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers.  Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as residential real estate.

    At December 31, 2010, commercial real estate loans aggregated $122 million, or 27%, of Highlands Union Bank’s total loans.  In its underwriting of commercial real estate, the Bank may lend, under its policy, up to 75% of the secured property’s appraised value.  The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  The Bank also evaluates the location of the security property, and as noted above, typically requires personal guarantees or endorsements of the borrowing entity’s principal owners.

    Construction and Land Development loans, including acquisition and development loans, are primarily those secured by residential houses and commercial structures under construction and the underlying land for which the loan was obtained.  Over the past two years the Bank has significantly reduced the number of originations of construction and land development loans in all of its market areas in order to mitigate the risk associated with these types of loans responsive to current economic conditions in an effort to reduce portfolio risk.

    At December 31, 2010, construction, farmland, and other land loans outstanding were $44 million, or 9%, of total loans. Construction lending entails significant additional risks and often involves larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced to fund construction, the value of which is estimated prior to the completion of construction on “as built” basis.  Therefore, it is difficult to accurately estimate the total loan funds required to complete the project and the completed loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% of as built appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank obtains a first lien on the property as security for construction loans, monitors the construction and advance process and, if a business entity, typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial and Agricultural Lending-- Non-Real Estate Secured and Unsecured

    The Bank makes local commercial and agricultural unsecured and non-real estate secured loans.  These loans generally have a higher degree of risk than other loans and to manage these risks, the Bank generally obtains collateral, such as inventories, accounts receivables, equipment and personal guarantees from the borrowing entity’s principal owners. In its underwriting of commercial and agricultural non-real estate secured loans, the Bank may lend, under internal policy, up to 80% of the secured collateral appraised value. The Bank’s commercial and agricultural non-real estate secured underwriting criteria require adequate debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  As commercial business and agricultural non-real estate secured loans typically are made on the basis of the borrower’s ability to make repayment from cash flow, the availability of funds for the repayment  is substantially dependent on the success of the business itself.

    At December 31, 2010, commercial and agricultural non-real estate secured loans including unsecured loans aggregated $43 million, or 10%, of the Bank’s total loans.

Consumer Lending-Non Real Estate Secured and Unsecured

    The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans made on both an installment and demand basis.  At December 31, 2010, the Bank had consumer loans of $27 million or 6% of gross loans.  Such loans are generally made to customers with whom the Bank has a pre-existing relationship, often deposit and residential mortgage relationships. The Bank only originates its consumer loans in its geographic market area. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by the verification of gross monthly income from primary employment and additionally from any verifiable secondary source.  The applicant’s FICO scores are also analyzed with the credit report analysis.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the available collateral.

    Consumer loans may entail significant risk, particularly if unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan such as the Bank and a borrower may raise claims which it has against the seller of the underlying collateral to prevent collection.

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

The following table sets forth, for the two fiscal years ended December 31, 2010 and 2009, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2010	Interest and Fees on Loans	83.70%
December 31, 2009	Interest and Fees on Loans	87.94%

Market Area

Highlands Union Bank Market Area

    The Bank’s primary market area consists of:

•	all of Washington County, Virginia
•	portions of Smyth County, Virginia
•	the City of Bristol, Virginia
•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee
•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee
•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee,
•	the City of Knoxville, Tennessee and adjacent portions of Knox County, Tennessee
•	the Town of Banner Elk and adjacent portions of Avery County, North Carolina
•	the Town of Boone and adjacent portions of Watauga County, North Carolina

The local economy is diverse and is oriented toward retail and service, light manufacturing, higher education and agriculture.

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, manufacturing, retail trade, and professional occupation sectors are the largest industries, in terms of total number of jobs in as of 2010.  These sectors contribute at total 65.9% of the total employment. The latest unemployment figures as of December 2010 reflect an unemployment rate of 9.20% and 7.6% for the Bristol, Virginia and  Washington County, Virginia respectively.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia.  The latest unemployment figures reflect an unemployment rate of 10.50% reported as of December 2010. In Smyth County, manufacturing is the largest employment industry and makes up 31.8% of all jobs throughout the county and the  sales and service sectors account for 35.82% of the total jobs.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 8.8% as of  December 2010.  The healthcare services and manufacturing sectors make up 64.8% of all jobs throughout the county.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County.  Rogersville’s and Hawkins County’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 10.50% as of December 2010. These sectors combined make up 67.3% of all jobs throughout the county.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the county include tourism, retail, and service related industries, which make up 66.7% of all jobs throughout the county. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures reflect an unemployment rate of 9.3% as of December 2010.

Knoxville, Tennessee is located in Knox County, Tennessee.  Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee.  Knoxville serves as the county seat and is the third largest city in the state of Tennessee.  Major employers for the county include healthcare services, retail trade, accommodation/food services and warehousing/distributing industries.  These sectors contribute to 69.6% of all jobs throughout the county.  The latest unemployment figures reflect an unemployment rate of 9.0% as of December 2010.  Knoxville’s central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina.  Avery County, North Carolina had an estimated population of 18,083 as of December 2010.  In Avery County, retail trade, service and professional occupations are the largest industries, in terms of total number of jobs in 2010.  The latest unemployment figures reflect an unemployment rate of 8.4% as of December 2010.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina.  Watauga County, North Carolina has an estimated population of 44,970 as of December 2010.  Watauga County’s three largest employment sectors are retail trade, service and professional occupations. The latest unemployment figures reflect an unemployment rate of 7.0% as of December 2010. Watauga County’s largest employer is Appalachian State University. Appalachian State is the sixth largest university in the University of North Carolina system. Employment at Appalachian State University has remained relatively stable over the past five years.

Competition

The banking and financial service business in Virginia, North Carolina and Tennessee generally, and in the Bank’s market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete, the Bank relies upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations and extended hours of operation. In addition, the Bank is generally competitive with other financial institutions in its market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts. Deposit market share for each of the Bank’s market areas can be found on the FDIC’s website at www.fdic.gov under the Industry Analysis/Summary of Deposits section.

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

Highlands Bankshares, Inc.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and a financial institution holding company within the meaning of Chapter 7 of the Virginia Banking Act, as amended (the Virginia Banking Act). The activities of the Company also are governed by the Gramm-Leach-Bliley Act of 1999.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

Highlands Union Bank.

General. The Bank, as a state chartered member of the Federal Reserve, is subject to regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions and the Federal Reserve Board. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $250,000 per depositor, subject to aggregation rules). The Federal Reserve Board and the Bureau of Financial Institutions regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates paid on deposits, interest rates or fees charged on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Federal Reserve Board requires the Bank to maintain certain capital ratios. The Bank is required by the Federal Reserve Board to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Federal Reserve Board. The Bank also is required by the Federal Reserve Board to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While appropriate for safety and soundness of banks, these requirements impact banking overhead costs.

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

      Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate.  The compensation standards prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss.  In addition, each federal banking regulatory agency must prescribe by regulation standards specifying (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate.  If an insured institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan to its federal regulatory agency specifying the steps it will take to correct the deficiency.

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

The Bank met the requirements at December 31, 2010 to be classified as “well capitalized.”  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

    Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. Pursuant to the Dodd-Frank Act, FDIC insurance coverage limits on deposits were permanently increased to $250,000.  The Dodd-Frank Act also provides for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on December 31, 2012.

The FDIC has adopted a risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank.  The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base.  Under this system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios.  In February 2011, the FDIC revised the risk-based assessment system to set new assessment rates that will be effective on April 1, 2011.  The initial base assessment rates will range from five to 35 basis points, subject to potential adjustments based on the amount of the institution’s long-term unsecured debt and brokered deposits.  After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points.  As the DIF reserve ratio grows, the rate schedule will be adjusted downward.  Also effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less its average tangible equity.

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

Limits on Dividends and Other Payments. As a state member bank subject to the regulations of the Federal Reserve Board, the Bank must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a state member bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that depletes a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board has indicated that banking organizations, including bank holding companies, should generally pay dividends only out of current operating earnings.

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

In summary, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which includes Tier 1 Capital and Tier 2 Capital;
•	the Tier 1 Capital ratio; and
•	the leverage ratio.

Under these regulations, a bank will be:

•
“well capitalized” if it has a Total Capital ratio of 10% or greater, a Tier 1 Capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a Total Capital ratio of 8% or greater, a Tier 1 Capital ratio of 4% or greater, and a leverage ratio of 4% or greater – or 3% in certain circumstances – and is not well capitalized;

•	“undercapitalized” if it has a Total Capital ratio of less than 8%, a Tier 1 Capital ratio of less than 4% - or 3% in certain circumstances;
•	“significantly undercapitalized” if it has a Total Capital ratio of less than 6%, a Tier 1 Capital ratio of less than 3%, or a leverage ratio of less than 3%; or
•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy.  The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC.  These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.  The Company and the Bank presently maintain sufficient capital to remain in compliance with these capital requirements.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, which may result in more stringent capital requirements.  Under the Collins Amendment to the Dodd-Frank Act, federal regulators have been directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis.  These minimum requirements cannot be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of July 21, 2010.  These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions.  The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets.  Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013.  Accordingly, the Company’s trust preferred securities will continue to qualify as Tier 1 capital.

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

Formal Written Agreement

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

•	review and revise the Bank’s methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised investment policy;
•	improve the Bank’s earnings and overall condition;
•	revise the Bank’s information technology program; and
•	establish a disaster recovery and business continuity program.
•	establish a committee to monitor compliance with all aspects of the written agreement.

Further, both the Company and the Bank have agreed to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company also has agreed not to incur, increase or guarantee any debt or not to purchase or redeem any shares of its stock without prior regulatory approval.

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of March 2011.

•	A new board oversight policy has been approved and implemented
•	Completed revising the Bank’s loan grading system and ALLLR methodology
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000. These are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis
•	Completed revising the written contingency funding plan
•	Completed revising the investment policy
•	Completed a three year capital plan targeted to improve the Company’s and Bank’s capital levels to include strategically reducing the risk weighted assets of the Company and improvement in earnings.
•	Completed a Business Continuity Plan and Disaster Recovery Plan
•	Formed a Directors’ compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank

Registrant's Organization and Employment

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2010, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers was paid by the subsidiary bank, including fees paid to its directors. In previous years, stock based compensation, through the form of stock options, was paid/granted through the Company.  At December 31, 2010, the Bank employed 214 full time equivalent employees at its main office, operations center and branch offices. The Company, HCTI, HUFS and HUIS had no employees at this time.

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

Not applicable

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

The Bank also owns the land and two buildings used for its Collections, Human Resources, Customer Call Center, IRA Operations, Internal Audit and Facilities departments in Abingdon, Virginia. The Bank owns a vacant piece of land in Bristol, Tennessee and two parcels in Washington County, Virginia that are being held for potential future branch sites.

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

Item 3.  Legal Proceedings

In 2010, a former borrower filed two complaints in the Circuit Court of Washington County, VA, claiming that the Bank improperly handled the repossession and disposition of collateral from a warehouse in June/July 2008.  The borrower also claims that the bank acted as its business advisor and breached fiduciary duties owed to it in this capacity.  One complaint seeks $700,000 in damages for conversion based solely on the repossession/disposition of collateral.  The second complaint seeks $7,850,000 in damages for breach of fiduciary duty, violation of UCC Article 9, actual fraud, unjust enrichment, and business conspiracy.  In response, the Bank filed demurrers to both complaints. The Bank’s demurrer to the second complaint was granted in part and denied in part with leave granted to amend. The Bank is still awaiting a ruling on its demurrer to the conversion complaint.  No trial date has been set. The Bank disputes the allegations and believes that they are without merit.  The Bank intends to defend itself vigorously.

Item 4.  Reserved

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The stock transfer agent of the Company attempts to keep a record of stock sales by asking the parties about the trade price per share.  Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2010 and 2009.

Common Stock Performance – 2010

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$10.00	$5.05	$8.00	$-

Second Quarter	$9.00	$3.25	$4.13	$-

Third Quarter	$8.00	$3.50	$6.69	$-

Fourth Quarter	$7.50	$3.25	$5.59	$-

Common Stock Performance – 2009

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$14.00	$9.10	$11.30	$-

Second Quarter	$9.34	$9.00	$9.19	$-

Third Quarter	$14.00	$8.89	$11.81	$.11

Fourth Quarter	$13.00	$9.00	$11.96	$-

The Company is currently prohibited from paying dividends without regulatory approval under the terms of the Written Agreement dated October 13, 2010. For additional information regarding regulatory restrictions on the Company’s ability to pay dividends, see “Certain Regulatory Considerations - Highlands Union Bank – Limits on Dividend and Other Payments in Item 1 above.

As of March 9, 2011, the Company had approximately 1,482 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the three months ended December 31, 2010.  The Company does not anticipate any repurchases during 2011 in an effort to retain regulatory capital. In addition, the Company currently is prohibited from repurchasing its common stock without regulatory approval under the terms of the Written Agreement dated October 13, 2010.

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

Caution About Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including certain plans, expectations, goals and projections, which are inherently subject to numerous assumptions, risks and uncertainties. The Company's actual results could differ materially from those set forth or implied in the forward-looking statements.

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Our inability to comply with the Written agreement dated October 13, 2010

•	Our inability to comply with certain covenants of the Company’s Loans with Community Bankers Bank;
•	Continued problems related to the national credit crisis and deepening recession;
•	Unemployment continuing to rise;
•	The ability to attract and maintain capital levels adequate to support the Company’s asset levels;
•	Difficult market conditions in our industry;
•	Unprecedented levels of market volatility;
•	Effects of the soundness of other financial institutions;
•	Potential impact on us of recently enacted legislation;
•	Further deterioration in the housing market and collateral values;
•	The ability to successfully manage the Company’s strategic plan.
•	The ability to continue to attract low cost core deposits to fund asset growth
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Further adverse changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

Overview

At December 31, 2010, the Bank had total assets of $655.45 million. Total deposits at this date were $539.39 million. The Bank’s net loss for 2010 was $1.51 million which produced a return on average assets of -.23% and a return on average stockholders' equity of  -3.63%. Refer to Note 22 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

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

Other than Temporary Impairment

On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance. During this review, the Company determines if the impairment is deemed to be other than temporary. If it is determined that the impairment is other  than temporary, i.e.  impaired because of credit issues, the investment is written down through the Statement of Operations in accordance with accounting guidance. See Footnote 3 in the Notes to Consolidated Financial Statements for a discussion of the various imputs used as it pertains to the determination of other than temporary impairment.

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2010 and 2009:

	2010	2009

Return on Average Assets	(0.33%)	(0.96%)
Return on Average Equity	(6.01%)	(16.02%)

Basic Earnings (Loss) Per Share	$(0.43)	$(1.27)
Fully Diluted Earnings (Loss) per share	$(0.43)	$(1.27)
Net Interest Margin (1)	3.33%	3.28%
Average Equity to Average Assets Raito	5.49%	5.98%
Net Interest Margin (1)	3.41%	3.43%

               (1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets

Growth

The following table shows the Company’s key asset indicators for the years ended December 31, 2010 and 2009:

             (dollar amounts in thousands)
	12/31/10	12/31/09

Securities	$56,096	$70,948
Loans, net	$440,274	$474,438
Deposits	$536,772	$519,904
Assets	$655,508	$645,307

Asset Quality

The following table shows the Company’s key asset quality indicators for the years ended December 31, 2010 and 2009:

                (dollar amounts in thousands)
	12/31/10	12/31/09

Non- accrual loans	$14,353	$11,559
Loans past due over 90 days	4,528	4,260
Other real estate owned	15,316	6,847
Allowance for loan losses to total loans	2.29%	2.40%
Net charge-off ratio	1.28%	0.63%

For further information see the discussion under "Provision and Allowances for Loan Losses".

Results of Operations

Net Interest Income
(dollar amounts in thousands)

    Net interest income for 2010 was $18,320 or a decrease of $9 thousand from 2009. During 2010 interest income decreased by $3,616. This was a result of both existing interest earning assets re-pricing at lower rates and new loans made and securities purchased at lower rates. Average interest earning assets also decreased approximately $18,878 from 2009. Additionally, the amount of non-accruing assets increased from 2009. Interest-bearing liabilities also re-priced downward, causing a decrease in interest expense of $3,607. During 2010, the Federal Reserve Board continued to leave rates at historic lows. The federal funds rate remained at a range below .25% as the economy showed only minimal signs of recovery during the year. The net result of these changes was an increase in the Company’s net interest margin to 3.33% in 2010 from 3.28% in 2009. During 2010, the Company continued to shrink its loan and securities portfolio.  The average balance of fed funds sold increased $19,462 during the year as loan and security runoff was primarily invested in overnight funds. The tax equivalent yield on earning assets for 2010 was 5.50%, decreasing 49 basis points during the year. During the same period, the yield on interest bearing liabilities was 2.39%, which was a decrease of 61 basis points. Average interest bearing liabilities decreased $12,588 from 2009. The Company continued to lower time deposit rates throughout the year in an effort to reduce its cost of funds as well as to reduce total assets. The reduction in both the volume and average rates on interest earnings assets was offset by a larger reduction in rates paid on interest bearing deposits.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,

	2010			2009 2008
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

ASSETS
Interest earning assets (taxable-equivalent basis):

Loans (net of unearned discount) (1)	$479,367	$28,140	5.87%	$490,481	$30,338	6.19%	$477,027	$32,937	6.90%
Securities (2)(3)	71,565	2,658	4.95	98,791	4,126	5.41	137,664	6,296	5.60
Federal funds sold	26,300	60	0.23	6,838	10	0.15	4,163	85	2.04
Total interest-earning assets	$577,232	$30,858	5.50%	$596,110	$34,474	5.99%	$618,854	$39,318	6.58%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$440,737	$8,859	2.01%	$434,983	$11,246	2.59%	$430,347	$14,823	3.44%
Other interest bearing liabilities	84,729	3,679	4.34	103,071	4,899	4.75	107,876	4,800	4.45
Total interest-bearing liabilities	$525,466	$12,538	2.39%	$538,054	$16,145	3.00%	$538,223	$19,623	3.65%
Net interest income		$18,320			$18,329				$19,694
Net margin on interest earning assets on a tax equivalent basis			3.33%			3.28%			3.41%
Average interest spread			3.11%			2.99%			2.93%

(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free investments. Virginia banks are exempt from state income tax.
(3) The yield on securities classified as available for sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by ASC 320.

Analysis of Changes in Interest Income and Interest Expense

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).  The increases (decrease) due to change in volume is computed using the change in the average balances between 2009 and 2010 multiplied by the corresponding current year average rates. The remaining increase or decrease in net interest income is allocated to the change in rate.

Increase/(Decrease) Due to Volume and Rate

	2010 Compared to 2009
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$(1,349)	$(119)	$(1,468)
Federal funds sold	44	6	50
Loans	(652)	(1,546)	(2,198)
Total Income Change	$(1,957)	$(1,659)	$(3,616)
INTEREST EXPENSE Savings and time deposits	$116	$(2,503)	$(2,387)
Other interest-bearing liabilities	(797	(423)	(1,220)
Total Expense Change	$(681)	$(2,926)	$(3,607)
Increase (Decrease) in Net Interest Income	$(1,276)	$1,267	$(9)

	2009 Compared to 2008
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$(2,104)	$(66)	$(2,170)
Federal funds sold	4	(78)	(74)
Loans	832	(3,431)	(2,599)
Total Income Change	$(1,268)	$(3,575)	$(4,843)
INTEREST EXPENSE Savings and time deposits	$120	$(3,697)	$(3,577)
Other interest-bearing liabilities	(228)	327	99
Total Expense Change	$(108)	$(3,370)	$(3,478)
Increase (Decrease) in Net Interest Income	$(1,160)	$(205)	$(1,365)

Non-interest Income
(dollar amounts in thousands)

Non-interest income for 2010 included an “other-than-temporary-impairment charge” in the amount of $1.26 million. In 2009, the Company incurred a $5.62 million charge for OTTI. Both amounts pertain to write-downs on our TRUP CDOs, which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. The cash flow projections for the pooled trust preferred securities utilize a discounted cash flow model that uses variables such as the estimate of future cash flows, creditworthiness of the underlying banks and determination of probability of default of the underlying collateral. Cash flows are constructed in an INTEX cash flow model. It includes each individual issues structural features updated with trustee information, including asset-by-asset detail, as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of our investments will be returned.

The expected future default assumptions for the pooled trust preferred securities are based upon the Company’s best estimate of future bank deferrrals. Banks currently in default or deferring interest payments are assigned a 100% probability of default. In all cases, a 15% projected recovery rate is applied to current and projected deferrals.

Excluding OTTI charges, the Company’s non-interest income decreased by $1,62 million from 2009 to 2010. The majority of this decrease was related to two non-recurring items in 2009:  life insurance benefits in the amount of $656 and a gain on the sale of a parcel of land in the amount of $292.  Service charges on deposit accounts (primarily overdraft fees) decreased $181 as compared to 2009. The number of checks processed continues to decline as the number of electronic transactions increases.  Debit card fee income increased by $149 over 2009 due to increases in visa check card interchange fees. The use of debit cards continued to increase significantly over the prior period.

Earnings related to the Company’s holdings of Bank Owned Life Insurance totaled $452 in 2010 and $458 in 2009. Net securities losses totaled $163 in 2010 compared to gains on securities sales of $380 in 2009.

Non-interest Expense
(dollar amounts in thousands)

Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses and other operating expenses. Non-interest expense for 2010 was $20,690, an increase of $341 from 2009.  Salaries and employee benefits decreased by 4.61% or $487. Medical insurance costs decreased $235 from 2009 as a result of fewer claims and continued reduction in staffing. Technology enhancements have allowed the bank to leverage its existing personnel base to help minimize overall increases in personnel costs. FDIC premiums totaled $1.30 million compared to $1.18 million in 2009.  OREO write-downs and OREO expenses totaled $2.42 million in 2010 compared to $1.37 million in 2009 as the amount of OREO property held significantly increased over the past year. The depressed real estate values, resulting from the economic recession has made the selling of OREO very challenging even after significantly lowering asking prices.  Additionally, surpluses of foreclosed and other properties in the Company’s market areas have affected sales of OREO properties.

Income Taxes
(dollar amounts in thousands)

Income tax benefit for 2010 totaled $2.26 million compared to $5.23 million in 2009. Decreases in the provision for loan losses and OTTI charges during 2010 were the primary contributors to the Company’s reduction in net loss before taxes. Interest income from tax exempt municipal bonds and earnings related to the Company’s investment in BOLI are the primary elements of tax exempt income.

Provision and Allowance for Loan Losses
(dollar amounts in thousands)

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loans losses. These analyses include reviewing individual loans considered impaired for direct exposure. In addition, calculations are performed that considers identified potential losses on specific loans  pools  and pool allocations are based upon  historical losses and other factors, as adjusted, for various loan types. In recent years, the Company used a rolling three-year history by loan category in determining pool allocation factors. However, due to the severe economic recession, the Company based its pool allocations as of December 31, 2010 and December 31, 2009 to more closely match losses incurred during 2009 and 2010 rather than the average of the prior three years.  The Company has also incorporated state-wide averages in its pool allocations during 2010. In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market area, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors. The Company allowance for loan losses percentage to total loans was 2.29% and 2.40%, respectively for December 31, 2010 and December 31, 2009.

At December 31, 2010 and 2009, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US generally accepted accounting principles.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2010	2009	2008	2007	2006
Allowance for loan losses at beginning of year	$11,681	$5,171	$4,630	$4,565	$4,359
Loans charged off:
Residential 1-4 Family	907	119	98	3	13
Multifamily	258	-	-	-	-
Construction and Land Loans	1.747	-	19	-	1
Commercial, Owner Occupied	746	1,013	106	77	21
Commercial, Non-owner occupied	46	40	-	-	-
Second Mortgages	485	-	61	16	-
Equity Lines of Credit	81	84	-	3	23
Farmland	131	403	-	-	-

Secured (other ) and unsecured
Personal	556	670	606	444	539
Commercial	1,056	698	195	47	206
Agricultural	24	-	16	12	-
Overdrafts	207	220	215	230	277
Total	6,244	3,247	1,316	832	1,080
Recoveries of loans previously charged off:

Residential 1-4 Family	1	-	-	-	-
Multifamily	-	-	-	-	-
Construction and Land Loans	-	-	-	-	1
Commercial, Owner Occupied	3	-	1	54	-
Commercial, Non-owner occupied	-	-	-	-	-
Second Mortgages	-	1	-	-	-
Equity Lines of Credit	1	-	-	-	9
Farmland	-	-	-	-	-

Secured (other ) and unsecured
Personal	54	114	144	121	115
Commercial	19	12	122	36	14
Agricultural	3	16	-	1	-
Overdrafts	3	-	-	-	-

Total	84	143	267	212	139

Net loans charged off	6,160	3,104	1,049	620	941
Provision for loan losses	4,799	9,614	1,590	685	1,147
Allowance for loan losses end of year	$10,320	$11,681	$5,171	$4,630	$4,565
Average total loans (net of unearned income)	$479,367	$490,481	$477,027	$441,308	$422,525
Total loans (net of unearned income) at year-end	$450,594	$486,119	$490,425	$451,291	$437,599
Ratio of net charge-offs to average loans	1.28%	0.63%	0.22%	0.14%	0.22%
Ratio of provision for loan losses to average loans	1.00%	1.96%	0.33%	0.15%	0.27%
Ratio of provision for loan losses to net charge-off	77.91%	309.72%	151.57%	110.48%	121.89%
Allowance for loan losses to year-end loans	2.29%	2.40%	1.05%	1.03%	1.04%

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

Management’s review of commercial and other loans may result in a determination that a loan should be placed on non-accrual. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full repayment of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower serve as more reliable indications of potential loss of principal.

The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/or principal payments. The following table presents non-performing loans at December 31.

	2010	2009	2008	2007	2006
	(Amounts in thousands)

Non-performing loans	$18,881	$15,819	$6,934	$8,117	$3,400
Non-accrual loans	$14,353	$11,559	$6,278	$7,849	$2,696
Loans past-due 90 days and more and still accruing	$4,528	$4,260	$656	$268	$704
Interest income lost on non-accruing loans	$925	$497	$417	$333	$234

    The Company has seen the greatest deterioration of its commercial real estate portfolio in its Sevierville, Tennessee market area and North Carolina market areas. Included above in non-performing loans for 2010 is one large relationship currently, approximately $3.6 million in the North Carolina market. This relationship is primarily secured by several residential and commercial properties. The Company is in the process of acquiring the collateral.

    Due to the significant increase in non-performing loans the Company significantly increased its loan loss provision and reserve balance during 2009 and 2010 as compared to previous years. The allowance for loan losses to total loans decreased from 2.40% to 2.29% during 2010. This was primarily due to loans being transferred into OREO and / or liquidated and subsequently written down to current market values out of specific reserves allocated to such loans. As shown in the table below, loans loss reserves allocated to specific categories are adjusted each year based on recent loss percentages for each category. Additionally, specific reserves for individual loans are segregated by collateral type. Management feels that at December 31, 2010 and 2009 reserves are adequate to absorb future losses. The adequacy of the loan loss reserve is reviewed and approved quarterly by the Board of Directors.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2010, 2009, 2008, 2007 and 2006.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2010			2009			2008
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$1521	14.74%	38.91%	$384	3.29%	37.80%	$330	6.38%	35.89%
Multifamily	229	2.22	3.46	184	1.57	2.65	190	3.68	2.67
Construction and Land Loans	2,155	20.88	6.85	2,113	18.09	9.64	958	18.53	13.42
Commercial – Owner Occupied	504	4.88	17..35	3.863	33.07	17.63	851	16.46	16.49
Commercial Non Owner Occupied	1,353	13.11	9.67	1,846	15.81	8.43	470	9.09	6.59
Second Mortgages	323	3.13	3.13	300	2.57	3.49	269	5.20	3.77
Equity Line of Credit	83	.80	2.22	242	2.07	2.09	145	2.80	2.03
Farmland	229	2.22	2.83	503	4.31	2.30	138	2.67	1.93

Personal	516	5.00	5.93	918	7.86	6.10	408	7.89	6.28
Commercial	2,119	20.53	8.97	814	6.97	9.21	262	5.07	9.82
Agricultural	66	.64	0.63	-	-	0.63	74	1.43	1.06

Overdrafts	-	0.00	.05	15	0.12	0.04	23	0.44	0.05
Unallocated	1,222	11.85	-	499	4.27	-	1,053	20.35	-

Total	$10,320	100.00%	100.00%	$11,681	100.00%	100.00%	$5,171	100.00%	100.00%

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2007			2006
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$430	9.29%	36.27%	$278	6.10%	35.95%
Multifamily	56	1.22	2.08	17	0.37	2.41
Construction and Land Loans	341	7.37	12.63	85	1.86	12.09
Commercial – Owner Occupied	961	20.76	16.25	113	2.47	16.02
Commercial Non Owner Occupied	175	3.78	6.48	45	0.98	6.38
Second Mortgages	107	2.32	3.97	25	0.54	3.51
Equity Line of Credit	58	1.26	2.16	15	0.34	2.18
Farmland	57	1.22	2.10	15	0.33	2.14

Personal	566	12.22	7.42	768	16.82	8.12
Commercial	1,005	21.71	9.46	1,691	37.04	9.80
Agricultural	-	-	1.09	-	-	1.34

Overdrafts	24	0.52	0.09	-		0.06
Unallocated	850	18.33	-	1,513	33.15	-

Total	$4,630	100.00%	100.00%	$4,565	100.00%	100.00%

Financial Condition

Balance Sheet
(dollar amounts in thousands)

Total assets of the Company increased by $10,201 or 1.58% in 2010. Cash and cash  equivalents increased by $52,815 during the year due to the decline in the loan and securities portfolio and the Company’s focus to reduce its risk weighted assets. Average interest earning assets decreased approximately $18,878 from 2009. Average interest bearing liabilities, including FHLB advances, decreased by $12,588 from in 2009. Total deposits increased $16,868 as customers continued to place their monies in insured accounts, primarily interest bearing demand deposits.

Loans
(dollar amounts in thousands)

Loans net of unearned income and deferred fees decreased by $35,525 or 7.31% in 2010. Loan demand has significantly subsided during the economic downturn.  The Company has also implemented a plan to reduce risk weighted assets, primarily commercial real estate loans and other commercial loans.

Prior to 2009, the Company’s portfolio of commercial, construction and land development loans has also experienced significant growth. The Company made a concerted effort over the past two years to reduce its construction and land loans as these types of loans faced the greatest risk of loss due to the recession and began curtailing its lending for these types of loans during 2008 as the economy began to suffer. This segment of loans decreased by $20,920 or 12.04% during 2010. As construction and commercial lending has slowed significantly in the last 2 years, a diligent effort has been made to concentrate on permanent financing for residential mortgages.

The Company has also implemented a separate credit analysis department to review the larger loan requests, typically loan requests in excess of $250,000. This department operates separately from the loan origination arm of the Bank and completes independent and unbiased reviews of each new loan request. The senior officer of this department meets monthly with the Loan Committee of the Board of Directors.

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2010		2009		2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$175,522	38.90%	$183,983	37.80%	$176,239	35.89%	$163,918	36.27%	$156,753	35.95%
Multi-family	15,593	3.46	12,895	2.65	13,114	2.67	9,420	2.08	10,520	2.41
Construction and Land Loans	30,901	6.85	46,929	9.64	65,992	13.44	57,066	12.63	52,701	12.09
Commercial, Owner Occ.	78,279	17.35	85,791	17.63	80,987	16.49	73,451	16.25	69,845	16.02
Commercial, Non Owner Occupied	43,652	9.67	41.032	8.43	32,360	6.59	29,277	6.48	27,840	6.38
Second Mortgages	14,132	3.13	16,980	3.48	18,449	3.77	17,964	3.97	15,305	3.51
Equity Lines of Credit	10,016	2.22	10,164	2.09	9.984	2.03	9,782	2.16	9,493	2.18
Farmland	12,790	2.83	11,176	2.30	9,501	1.93	9,475	2.10	9,343	2.14
	$380,885	84.41%	$408,950	84.02%	$406,676	82.81%	$370,353	81.94%	$351,800	80.68%

Secured, Other and Unsecured
Personal	$26,773	5.94%	$29,703	6.10%	$30,843	6.28%	$33,526	7.42%	$35,394	8.12%
Commercial	40,471	8.97	44,840	9.21	48,230	9.82	42,772	9.46	42,754	9.80
Agricultural	2,848	0.63	3,069	0.63	5,076	1.04	4,938	1.09	5,834	1.34
	$70,092	15.54%	$77,612	15.94%	$84,149	17.14%	$81,236	17.97%	$83,982	19.26%

Overdrafts	$214	0.05%	$191	0.04%	$246	0.05%	$364	0.09%	$280	0.06%

Loans, gross	$451,191	100.00%	$486,753	100.00%	$491,071	100.00%	$451,953	100.00%	$436,062	100.00%

The following table shows the maturity of loans outstanding, inclusive of expected prepayments and contractual amortization, at December 31,
2010:     (Non accrual loan balances are reflected in the immediate time period)

	December 31, 2010 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$38,086	$21,882	$60,971	$40,320	$1,680	$12,584	$175,522
Multi-family	4,671	0	7,632	0	3,290	-	15,593
Construction and Land Loans	11,038	5,988	10,724	751	1,491	909	30,901
Commercial , Owner Occupied	22,909	4,369	38,623	2,950	5,858	3,571	78,280
Commercial, Non Owner Occupied	10,943	2,561	23,172	1,663	3,301	2,013	43,653
Second Mortgages	5,438	3,261	4,896	525	-	11	14,131
Equity Line of Credit	-	2,351	-	6,488	-	1,176	10,015
Farmland	5,451	1,482	5,038	394,	-	425	12,790
Secured, Other and Unsecured					-
Personal	9,198	5,662	9,299	2,009	-	603	26,773
Commercial	13,903	7,536	18,786	233	-	12	40,470
Agricultural	960	520	1,352	16	-	1	2,849
Overdrafts	215	-	-	-	-	-	215

Loans, Gross	$122,812	$55,612	$180,493	$55,349	$15,620	$21,305	$451,191

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

    At December 31, 2010 OREO balances were $15,320 and consisted of 32 relationships.  Of the $15,320 balance, 17 properties (53%) were 1-4 family properties with a respective category balance of $5,650 (37% of the total balance).  The next highest category was Land Development – Vacant Land, which contained 9 properties (28%) with a balance of $4,250 (28% of the total balance) The remaining 6 properties are Multifamily and Commercial –Owner Occupied.  These categories combine to make up 19% of the total properties and represent $5,420 (35%) of the total balance at December 31, 2010.  The following chart details each category type, number of properties and balance.

OREO Property at 12/31/10

OREO Description	Number	Balance at 12/31/10
		(in thousands)
Land Development - Vacant Land	9	$4,250
1-4 Family	17	5,650
Multifamily	1	3,100
Commercial – Owner Occupied	5	2,320

Total	32	$15,320

    The one multifamily property totaling $3.1 million contains twenty – nine residential units outside the Sevierville, Tennessee area. The second largest OREO property totaling $2.08 million is a tract of land made up of partially developed lots and partially vacant land also in the Sevierville, Tennessee market area.  The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods.

Securities
(dollar amounts in thousands)

Investment securities available for sale decreased $14,852 (market value) from December 31, 2009 to December 31, 2010 as a result of maturities, sales, prepayments and write-downs.  The Company made only a limited number of purchases during 2010 primarily due to  the worsening credit crisis, the possible need for on balance sheet liquidity and the historically low yields available.

Yields on typical investment securities continued to be very low during 2010. Purchases during the year consisted primarily of fixed rate GNMA mortgage backed securities and SBA pools, both of which have the full faith and credit of the US government and also carry a zero risk weighting. During the year, management has continued its investment strategy to purchase securities that will not only blend in with the Company’s overall asset liability strategy but also maximize yield. The majority of the pay downs were contractual amortization and prepayments on variable rate securities as a result of prepayments occurring on the underlying mortgages. GNMA securities also carry a favorable risk weighting as it pertains to regulatory risk based capital. The Company also sold approximately $25,765 million of tax exempt municipal bonds during the year due to the current economic environment on municipal governmental units and also to increase its percentage of taxable earnings assets. Many of these municipal bonds had credit ratings affected by the economic recession.

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of December 31, 2010, our TRUP CDOs amortized cost totaled $4.34 million.

During 2010, we incurred credit-related OTTI charges on our TRUP CDOs of $1.26 million. For the 12 months ended December 31, 2009, we incurred credit-related OTTI charges on our TRUP CDOs of $5.62 million. The Company continues to review its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). See footnote 3 in the Notes to the Financial Statements for a detailed discussion of the Company’s OTTI analysis.

Investment Portfolio

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2010.

(Dollars in Thousands)

	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$38	$34	$23	$25,021	3.03%	$25,116	$25,227
Mtg.-backed Sec – variable rate	-	17	15	4,294	3.41	4,326	4,188
State & Municipal’s – tax exempt	-	-	283	16,208	6.20	16,491	18,107
State & Municipal’s – taxable	-	323	464	1,013	5.36	1,800	1,778
Pooled Trust Preferred	-	-	-	173	0.00	173	4,339
Single Issue Trust Preferred	-	-	-	1,804	6.10	1,804	1,926
SBA bonds – fixed rate	2,099			3,793	3.02	5,892	5,936
SBA bonds – variable rate	-	-	-	42	0.81	42	42
SLMA	-	452	-		3.50	452	500
TOTAL	38	$826	$2,884	$52,348		$56,096	$62,093
Total fixed rate securities	$38	$357	$2,869	$47,839		$51,103	$53,024
Total variable rate securities	$-	$469	$15	$4,509		$4,993	$9,069

Mortgage backed securities—All of the MBS listed above are agency (FHLMC, FNMA, GNMA) issues. The Company does not hold any non-agency mortgage backed securities.

State and Municipals – A breakdown of the Company’s municipal bond portfolio is shown in the following table segregated by credit rating (Moody’s or S&P).

Credit Rating	Fair Value	Amortized Cost
AA+	$4,341	$4,481
AA	$323	$310
AA-	$1,567	$1,784
Aa2	$1,117	$1,252
Aa3	$1,481	$1,551
A2	$791	$910
Aaa	$518	$505
A+	$1,217	$1,320
A	$2,164	$2,235
A1	$242	$244
Baa1	$229	$255
BBB+	$620	$609
NR	$3,681	$4,429
TOTAL	$18,291	$19,885

Pooled Trust Preferred Securities- See discussion above and Footnote 3 in the Notes to the Financial Statements for further information concerning the Company’s pooled trust preferred securities.

Single Issue Trust Preferred—All of the single issue trust preferred securities held by the Bank are issued by  large regional or national banks that are well capitalized institutions. The Company reviews the filings of these institutions on a quarterly basis.

SBA Pools—All of the SBA pools owned by the Company have the full faith and credit of the US government and carry a zero risk weighting.

	Fair Value	Amortized Cost
Pooled Trust Preferred Securities (TRUPS) –(rated below investment grade)	$173	$4,339
Single Issue Trust Preferred	1,804	1,926
SLMA (rated BBB)	452	500
SBA Pools	5,934	5,978

Deposits / Funding
(dollar amounts in thousands)

Total deposits increased by $16,868 or 3.24% in 2010. Non-interest bearing demand deposits increased by $1,850. Interest bearing demand deposits increased by $18,524. Total time deposits decreased by $7,549. Savings accounts increased by $4,043 during the year. The decrease in time deposits is primarily a result of the Company’s actions to reduce its higher cost CD’s in an effort to lower its overall cost of funds. The average rate paid on time deposits during 2010 decreased 61 basis points compared to the prior year. The Company has experienced a significant increase in interest bearing demand deposits as customers are still reluctant to invest in bonds, stocks, etc. The Company continues to face the challenge of gathering non-interest bearing deposits. The Company over the years has used its alternative funding sources (primarily FHLB advances) to help facilitate growth.  As of December 31, 2010, the Company had $76,000 of FHLB borrowings. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale. The Company also participates in the FDIC’s Temporary Liquidity Guarantee Program that was implemented in the fourth quarter of 2008. Under this program, non-interest bearing transaction accounts are fully insured above and beyond the existing FDIC insurance coverage amount.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Amounts in Thousands)
	2010	2009

Non-interest bearing demand deposits	$85,923	$84,073
Interest bearing demand deposits	94,084	75,560
Savings deposits	59,788	55,745
Time deposits	296,977	304,526
Total Deposits	$536,772	$519,904

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$84,361	0.00%	$83,760	0.00%	$85,719	0.00%
Interest-bearing demand deposits	79,288	0.89	68,059	0.93	62,300	1.53
Savings deposits	58,835	0.52	55,187	0.69	50,389	0.98
Time deposits	302,624	2.66	312,735	3.27	317,656	4.21
Total	$525,108		$519,741		$516,064

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2010 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$15,630
Over 3 months through 6 months	12,148
Over 6 months through 12 months	16,375
Over 12 months	55,613
Total	$99,766

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

Management of the Bank continuously monitors and plans the Bank’s liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank. Management believes that the current cash on hand and other sources of funds provide sufficient and timely liquidity for the foreseeable future. The Bank currently has approximately $30,000 of available credit with the FHLB and $15,000 of available unsecured credit with its correspondent banks.

The Company’s liquidity ultimately depends on dividends paid by the Bank, its wholly owned subsidiary.  The Company and the Bank are currently prohibited from paying a dividend without the prior approval of the Federal Reserve Bank.

Both the Company and the Bank remained “well capitalized” under regulatory guidelines. (See Footnote 22 in the Company’s Consolidated Financial Report for further discussion concerning regulatory capital requirements).

In April 2009, the Company entered into a $7,500 Loan Commitment with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company a Revolving Line of Credit of up to $3,000 and a Closed-End Term Loan of up to $4,500 (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans.  The Loan proceeds may be down-streamed to the Bank and counted as Tier 1 capital at the Bank level. At December 31, 2010, the Company owed $3,845 on the Closed-End Loan and $1,000 on the Line of Credit. The Line of Credit accrues interest at the U.S. prime rate, subject to a floor of 5% and a ceiling of 9%. The Term Loan accrues interest at a rate of 6.75% using a ten year amortization period with a balloon date in five years. The Loans may be repaid in whole or in part at any time without penalty. The Line of Credit matures on April 21 ,2012. The Term Loan matures on April 21, 2014.  Both loans may be renewed assuming no conditions of default exist.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Off-Balance Sheet Arrangements

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2010:

Report of Independent Registered Public Accounting Firm on the Financial Statements;
Consolidated Balance Sheets as of December 31, 2010 and 2009;
Consolidated Statements of Income for the years ended December 31, 2010 and 2009;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009;
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009; and
Notes to Consolidated Financial Statements for December 31, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

On an on-going basis, senior management monitors and reviews the internal controls established for the various operating activities of the Company. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by Company’s financial officers to prepare the Company’s periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Company and meets at least quarterly.  Internal audits conducted by the Company’s internal audit department are also reviewed by senior officers to assist them in assessing the adequacy of the Company’s internal control structure. These audits are also discussed in detail with the Company’s Audit Committee.

We have carried out an evaluation, under the supervision and the participation of our management, including our Executive Vice President and Chief Executive Officer, our Chief Financial Officer and our Vice President of Accounting, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO, CFO and VP Accounting concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO, CFO and VP Accounting, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting is incorporated by  reference from the Consolidated Financial Report to Shareholders for the fiscal year ended December 31, 2010.

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees” and “Code of Ethics” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings  “Executive Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2010, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	234,929	$13.72	--

Equity Compensation Plans Not Approved by Shareholders (b)		$-	200,000

Total	234,929	$13.72	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)   (1)           The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2010 Consolidated Financial Statements.

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

10.3
Written Agreement, dated October 13, 2010, between Highlands Bankshares, Inc., Highlands Union Bank and the Federal Reserve Bank of Richmond, attached as Exhibit 10.1 to the Current Report on Form 8-K,
File No. 000-27622, filed with the Commission on October 19, 2010, incorporated herein by reference.

13.1	Annual Report to Shareholders – Financial Statements

21	Subsidiaries of the Corporation.

23.1	Consent of Brown, Edwards & Company, L.L.P.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer of the Corporation

31.3	Section 302 Certification of Vice President of Accounting

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.

32.2	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350.

32.3	Statement of Vice President of Accounting Pursuant to 18 U.S.C. § 1350.

(b)	Exhibits.

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)	Financial Statement Schedules.The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

Date: March 30th, 2011	By:	/s/Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

/s/Robert M. Little, Jr.	/s/James R. Edmondson
Robert M. Little, Jr.	James R. Edmondson
Chief Financial Officer	Vice President of Accounting
Principal Financial Officer	Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 29, 2011.

Signature	Title	Date
/s/ James D. Morefield James D. Morefield	Chairman of the Board, and Director	March 30, 2011
/s/ Dr. James D. Moore, Jr. Dr. James D. Moore, Jr.	President	March 30, 2011
/s/ J. Carter Lambert J. Carter Lambert	Vice Chairman	March 30, 2011
/s/ Samuel L. Neese Samuel L. Neese	Executive Vice President, and Chief Executive Officer (principal executive officer)	March 30, 2011

Signature	Title	Date
/s/ William E. Chaffin William E. Chaffin	Director	March 30, 2011
/s/ E. Craig Kendrick E. Craig Kendrick	Director	March 30, 2011
/s/ Clydes B. Kiser Clydes B. Kiser	Director	March 30, 2011
/s/ Charles P. Olinger Charles P. Olinger	Director	March 30, 2011
/s/ William J. Singleton William J. Singleton	Director	March 30, 2011
/s/ Dr. H. Ramsey White, Jr. Dr. H. Ramsey White, Jr.	Director	March 30, 2011

EXHIBIT INDEX

Exhibit No.                      Description

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

10.3
Written Agreement, dated October 13, 2010, between Highlands Bankshares, Inc., Highlands Union Bank and the Federal Reserve Bank of Richmond, attached as Exhibit 10.1 to the Current Report on Form 8-K,
File No. 000-27622, filed with the Commission on October 19, 2010, incorporated herein by reference.

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