Form 10-K/A
period 2010-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2011-03-31
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Highlands Bankshares, Inc. (the “Company”) hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Amendment”).  Exhibits 32.1 and 32.2 of the original filing inadvertently referenced the Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The Amendment is being filed solely for the purpose of providing new Exhibits 32.1 and 32.2.

No other information in the Form 10-K for the fiscal year ended December 31, 2010, is being amended by the Amendment.  For convenience, the entire Annual Report on Form 10-K for the fiscal year ended December 31, 2010 has been re-filed in this Amendment.  Pursuant to SEC Rule 12b-15, in connection with this filing, we have also re-filed Exhibits 31.1, 31.2, 31.3 and 32.3.

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

               (1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets

Growth

The following table shows the Company’s key asset indicators for the years ended December 31, 2010 and 2009:

             (dollar amounts in thousands)
	12/31/10	12/31/09

Securities	$56,096	$70,948
Loans, net	$440,274	$474,438
Deposits	$536,772	$519,904
Assets	$655,508	$645,307

Asset Quality

The following table shows the Company’s key asset quality indicators for the years ended December 31, 2010 and 2009:

                (dollar amounts in thousands)
	12/31/10	12/31/09

Non-accrual loans	$14,353	$11,559
Loans past due over 90 days	4,528	4,260
Other real estate owned	15,316	6,847
Allowance for loan losses to total loans	2.29%	2.40%
Net charge-off ratio	1.28%	0.63%

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