Form 10-Q
period 2011-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2011-05-13
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

5,011,152 shares of common stock, par value $0.625 per share, outstanding as of May 11, 2011

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2011

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2011 (Unaudited) and December 31, 2010
3

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2011 and 2010	4

Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2011 and 2010	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2011 and 2010	6

Notes to Consolidated Financial Statements (Unaudited)	6-30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Removed and Reserved	38

Item 5. Other Information	38

Item 6. Exhibits	38

SIGNATURES AND CERTIFICATIONS	39-46

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)

ASSETS	(Unaudited) March 31, 2011	(Note 1) December 31, 2010

Cash and due from banks	$16,515	$15,693
Federal funds sold	61,741	66,459

Total Cash and Cash Equivalents	78,256	82,152

Investment securities available for sale (amortized cost $64,188 at March 31, 2011, $62,093 at December 31, 2010)	58,579	56,096
Other investments, at cost	6,026	6,026
Loans, net of allowance for loan losses of $12,215 at March 31, 2011, $10,320 at December 31, 2010	425,657	440,274
Premises and equipment, net	23,230	23,509
Deferred tax assets	12,955	11,887
Interest receivable	2,721	2,544
Bank owned life Insurance	12,889	12,777
Other real estate owned	16,006	15,316
Other assets	4,738	4,927

Total Assets	$641,057	$655,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$90,067	$85,923
Interest bearing	442,433	450,849

Total Deposits	532,500	536,772

Interest, taxes and other liabilities	1,585	1,786
Other short-term borrowings	57,959	65,952
Long-term debt	14,850	14,968
Capital securities	3,150	3,150

Total Other Liabilities	77,544	85,856

Total Liabilities	610,044	622,628

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	23,800	25,923
Accumulated other comprehensive income (loss)	(3,702)	(3,958)

Total Stockholders’ Equity	31,013	32,880

Total Liabilities and Stockholders’ Equity	$641,057	$655,508

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
INTEREST INCOME
Loans receivable and fees on loans	$6,427	$7,219
Securities available for sale:
Taxable	284	208
Exempt from taxable income	225	545
Other investment income	17	21
Federal funds sold	36	5

Total Interest Income	6,989	7,998

INTEREST EXPENSE
Deposits	1,798	2,322
Federal funds purchased	-	1
Other borrowed funds	907	897

Total Interest Expense	2,705	3,220

Net Interest Income	4,284	4,778

Provision for Loan Losses	3,603	1,212

Net Interest Income after Provision for Loan Losses	681	3,566

NON-INTEREST INCOME
Securities gains (losses), net	29	(1)
Service charges on deposit accounts	494	457
Other service charges, commissions and fees	396	338
Other operating income, rents	166	156
Other than temporary impairment charge	(114)	--

Total Non-Interest Income	971	950

NON-INTEREST EXPENSE
Salaries and employee benefits	2,528	2,636
Occupancy expense of bank premises	260	302
Furniture and equipment expense	338	400
Other operating expense	1,337	1,170
Foreclosed Assets – Loss on Sale / Write-down	253	189
Foreclosed Assets – Operating Expenses	312	74

Total Non-Interest Expense	5,028	4,771

Income (Loss) Before Income Taxes	(3,376)	(255)

Income Tax Expense (Benefit) (Note 3)	(1,253)	(299)

Net Income (Loss)	$(2,123)	$44

Basic Earnings (Loss) Per Common Share (Note 6)	$(0.43)	$0.01

Earnings (Loss) Per Common Share – Assuming Dilution	$(0.43)	$0.01

Dividends Per Share	$-	$-

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,123)	$44
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	3,603	1,212
Depreciation and amortization	288	326
Net realized (gains) losses on available for sale securities	(29)	1
Net amortization on securities	135	42
Other than temporary impairment charge		-
Amortization of Capital issue costs	2	1
(Increase) decrease in interest receivable	(177)	(113)
Valuation adjustment of other real estate owned	195	83
(Increase) decrease in other assets	(1,128)	(1,500)
Increase (decrease) in interest, taxes and other liabilities	(201)	636

Net cash provided by operating activities	681	732

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	2,332	1,090
Proceeds from maturities of debt and equity securities	1,726	2,776
Purchase of debt and equity securities	(6,374)	(256)
Net (increase) decrease in loans	9,568	(9,570)
Proceeds from sales of other real estate owned	558	445
Premises and equipment expenditures	(4)	(2)

Net cash provided by (used in) investing activities	7,806	(5,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	(12,494)	1,408
Net increase in demand, savings and other deposits	8,222	3,147
Decrease in short-term borrowings	(7,993)	(3,110)
Decrease in long-term debt	(118)	(531)

Net cash provided by (used in) financing activities	(12,383)	914

Net decrease in cash and cash equivalents	(3,896)	(3,871)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	82,152	29,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,256	$25,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,980	$3,220
Income taxes	$-	$250

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$1,446	$690

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2009	5,011	$3,132	$7,783	$28,063	$(3,550)	$35,428

Comprehensive income:
Net income	-	-	-	44	-	44
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $46	-	-	-	-	88	88
Total comprehensive income	-	-	-	-	-	132

Balance, March 31, 2010	5,011	$3,132	$7,783	$28,107	$(3,462)	$35,560

Balance, December 31, 2010	5,011	$3,132	$7,783	$25,923	$(3,958)	$32,880

Comprehensive income:
Net income / (loss)	-	-	-	(2,123)	-	(2,123)
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $141	-	-	-	-	274	274
Less: reclassification adjustment net of deferred tax expense of $10	-	-	-	-	(18)	(18)
Total comprehensive income	-	-	-	-	-	(1,867)

Balance, March 31, 2011	5,011	$3,132	$7,783	$23,800	$(3,702)	$31,013

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2010 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2010 Form 10-K. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)

A summary of transactions in the consolidated allowance for loan losses for the three months ended March 31 is as follows:

	2011	2010

Allowance for loan losses at beginning of year	$10,320	$11,681
Loans charged off:
Residential 1-4 Family	84	9
Multifamily	-	175
Construction and Land Loans	785	117
Commercial, Owner Occupied	90	-
Commercial, Non-owner occupied	-	-
Second Mortgages	222	-
Equity Lines of Credit	10	-
Farmland	143	-

Secured (other ) and unsecured
Personal	38	147
Commercial	313	396
Agricultural	28	24
Overdrafts	53	41
Total	1,766	909
Recoveries of loans previously charged off:

Residential 1-4 Family	1	-
Multifamily	-	-
Construction and Land Loans	30	-
Commercial, Owner Occupied	-	-
Commercial, Non-owner occupied	-	-
Second Mortgages	-	-
Equity Lines of Credit	-	-
Farmland	-	-

Secured (other ) and unsecured
Personal	21	19
Commercial	6	1
Agricultural	-	-
Overdrafts	-	4

Total	58	24

Net loans charged off	1,708	885
Provision for loan losses	3,603	1,212
Allowance for loan losses end of year	$12,215	$12,008

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The composition of net loans is as follows:

	March 31, 2011	December 31, 2010
Real Estate Secured:
Residential 1-4 family	$175,551	$175,522
Multifamily	15,570	15,593
Construction and Land Loans	28,556	30,901
Commercial, Owner Occupied	77,138	78,279
Commercial, Non-owner occupied	38,161	43,652
Second mortgages	13,289	14,132
Equity lines of credit	10,138	10,016
Farmland	12,933	12,790
	371,336	380,885

Secured (other) and unsecured
Personal	25,711	26,773
Commercial	38,222	40,471
Agricultural	2,909	2,848
	66,842	70,092

Overdrafts	276	214

	438,454	451,191
Less:
Allowance for loan losses	12,215	10,320
Net deferred fees	582	597
	12,797	10,017

Loans, net	$425,657	$440,274

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,998	$285	$5,635	$9,918	$165,633	$175,551	$490
Equity lines of credit	119	-	-	119	10,019	10,138	-
Multifamily	-	-	-	-	15,570	15,570	-
Farmland	130	-	631	761	12,172	12,933	-
Construction, Land Development, Other Land Loans	142	48	2,588	2,778	25,778	28,556	-
Commercial Real Estate- Owner Occupied	614	-	6,582	7,196	69,942	77,138	-
Commercial Real Estate- Non Owner Occupied	298	-	1,442	1,740	36,421	38,161	-
Second Mortgages	114	5	322	441	12,848	13,289	-
Non Real Estate Secured
Personal	313	118	87	518	25,469	25,987	43
Business	469	196	1,159	1,824	36,398	38,222	46
Agricultural	-	-	-	-	2,909	2,909	-

Total	$6,197	$652	$18,446	$25,295	$413,159	$438,454	$579

The following table is an analysis of past due loans as of  December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,780	$1,245	$4,937	$9,962	$165,560	$175,522	$1,726
Equity lines of credit	-	99	-	99	9,917	10,016	-
Multifamily	-	-	40	40	15,553	15,593	-
Farmland	348	-	774	1,122	11,668	12,790	-
Construction, Land Development, Other Land Loans	825	152	3,153	4,130	26,771	30,901	53
Commercial Real Estate- Owner Occupied	1,612	105	6,301	8,018	70,260	78,278	1,776
Commercial Real Estate- Non Owner Occupied	-	165	1,520	1,685	41,967	43,652	602
Second Mortgages	234	-	529	763	13,369	14,132	-
Non Real Estate Secured
Personal	303	101	74	478	26,510	26,988	14
Business	190	406	1,456	2,052	38,419	40,471	289
Agricultural	7	-	96	103	2,745	2,848	68

Total	$7,299	$2,273	$18,880	$28,452	$422,739	$451,191	$4,528

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Credit card loans and other personal loans are typically charged off no later than 180 days past due.   In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. The March 31, 2011 total includes approximately $6,827 of loans that are current and paying under the terms of their existing loan agreement but are categorized as non accrual due to regulatory guidelines.

The following is a summary of non-accrual loans at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Real Estate Secured
Residential 1-4 Family	$5,635	$3,211
Multifamily	1,673	40
Construction and Land Loans	3,789	3,100
Commercial-Owner Occupied	6,582	4,525
Commercial- Non Owner Occupied	5,808	918
Second Mortgages	322	529
Equity Lines of Credit	-	-
Farmland	631	774
Secured (other) and Unsecured
Personal	86	60
Commercial	1,159	1,167
Agricultural	-	29

Total	$25,685	$14,353

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Bank’s loan portfolio at March 31, 2011 and December 31, 2010: The grades are assigned and / or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of March 31, 2011
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	38,614	1,892	931	4,311	7,161	2,782
Satisfactory	79,467	9,270	4,335	6,808	24,807	15,273
Acceptable	37,449	1,796	4,637	6,306	23,215	9,823
Special Mention	4,825	-	307	770	8,284	302
Substandard	14,825	2,612	2,723	10,734	13,671	9,982
Doubtful	370	-	-	-	-	-

Total	$175,550	$15,570	$12,933	$28,929	$77,138	$38,162

Credit Risk Profile by Internally Assigned Grade as of December 31, 2010
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	40,371	1,911	977	4,298	7,102	3,604
Satisfactory	80,759	9,258	4,399	7,355	26,055	16,729
Acceptable	36,411	1,806	4,285	5,585	27,878	13,013
Special Mention	4,778	946	178	2,346	5,430	304
Substandard	12,832	1,672	2,951	11,317	11,390	10,002
Doubtful	371	-	-	-	424	-

Total	$175,522	$15,593	$12,790	$30,901	$78,279	$43,652

(1)  Quality--This grade is reserved for the Bank’s top quality loans. These loans have excellent sources of repayment, with no significant identifiable risk of collection.  Generally, loans assigned this rating will demonstrate the following characteristics:

•	Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).

•	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

•	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.

For existing loans, all of the requirements above apply plus all payments have been made as agreed, current financial information on all borrowers and guarantors has been obtained and analyzed, and overall business operating trends are either stable or improving.

   Satisfactory-This grade is given to performing loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this rating will demonstrate the following characteristics:

•
General conformity to the Bank's policy requirements, product guidelines and underwriting standards.  Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.

•	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

•	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor

For existing loans, all of the requirements outlined above will apply, plus all payments have been made as agreed, current financial information on all borrowers and guarantors has been obtained and analyzed, and overall business operating trends are stable with any declines considered minor and temporary.

Acceptable-This grade is given to loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss.  Loans assigned this rating may demonstrate some or all of the following characteristics:

•
Additional exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank.  Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.

•
Unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time.  Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.

•	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.

For existing loans, payments have generally been made as agreed with only minor and isolated delinquencies.

Special Mention -This grade is given to Watch List loans that include the following characteristics:

•	Loans with underwriting guideline tolerances and/or exceptions with no identifiable mitigating factors.

•
Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.

•
Loans where adverse economic conditions that develop subsequent to the loan origination do not jeopardize liquidation of the debt, but do substantially increase the level of risk may also warrant this rating.

  Substandard-Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

 The weaknesses may include, but are not limited to:

•	High debt to worth ratios and or declining or negative earnings trends

•	Declining or inadequate liquidity

•	Improper loan structure or questionable repayment sources

•	Lack of well-defined secondary repayment source, and

•	Unfavorable competitive comparisons.

Such loans are no longer considered to be adequately protected due to the borrower's declining net worth, lack of earnings capacity, declining collateral margins and/or unperfected collateral positions. A possibility of loss of a portion of the loan balance cannot be ruled out. The repayment ability of the borrower is marginal or weak and the loan may have exhibited excessive overdue status or extensions and/or renewals.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Doubtful -Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on non-accrual status, and no definite repayment schedule exists.

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  March 31, 2011:
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$25,624	$23,105	$37,063	$2,909
Nonperforming (>90 days past due)	363	322	1,159	-

Total	$25,987	$23,427	$38,222	$2,909

Credit Risk Profile based on payment activity as of December 31, 2010:
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$26,699	$23,619	$39,015	$2,751
Nonperforming (>90 days past due)	74	529	1,456	97

Total	$26,773	$24,148	$40,471	$2,848

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at March 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$8,854	$9,252	$-	$8,152	$77
Equity lines of credit	-	-	-	-	-
Multifamily	980	980	-	510	15
Farmland	631	1,300	-	703	-
Construction, Land Development, Other Land Loans	5,778	6,493	-	4,815	58
Commercial Real Estate- Owner Occupied	8,641	8,641	-	7,069	48
Commercial Real Estate- Non Owner Occupied	4,059	4,059	-	3,783	62
Second Mortgages	509	509	-	604	5
Non Real Estate Secured
Personal /Consumer	20	20	-	21	2
Business Commercial	1,279	1,382	-	1,273	15
Agricultural	-	-	-	-	-
Credit Cards	-	-	-	-	-

Total	$30,751	$32,636	$-	$26,930	$282

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$5,039	$5,178	$748	$4,777	$41
Equity lines of credit	-	-	-	-	-
Multifamily	1,632	1,652	282	1,632	13
Farmland	311	311	41	312	5
Construction, Land Development, Other Land Loans	4,790	4,940	1,040	5,912	33
Commercial Real Estate- Owner Occupied	3,697	3,697	1,300	3,987	26
Commercial Real Estate- Non Owner Occupied	4,788	4,788	882	4,911	69
Second Mortgages	424	424	112	254	2
Non Real Estate Secured
Personal /Consumer	74	74	14	62	1
Business Commercial	1962	1,962	978	2047	18
Agricultural	-	-	-	14	-
Credit Cards	-	-	-	-	-

Total	$22,717	$23,026	$5,397	$23,908	$208

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$7,451	$7,772	$-	$6,857	$191
Equity lines of credit	-	-	-	-	-
Multifamily	40	40	-	1,314	1
Farmland	774	1,300	-	924	-
Construction, Land Development, Other Land Loans	3,853	3,853	-	5,768	141
Commercial Real Estate- Owner Occupied	5,498	5,498	-	3,318	260
Commercial Real Estate- Non Owner Occupied	3,506	3,506	-	2,215	77
Second Mortgages	700	700	-	516	25
Non Real Estate Secured
Personal /Consumer	21	21	-	11	2
Business Commercial	1,266	1,266	-	1,162	55
Agricultural	-	-	-	-	-
Credit Cards	-	-	-	-	-

Total	$23,109	$23,956	$-	$22,085	$752

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$4,515	$4,515	$644	$2,377	$262
Equity lines of credit	-	-	-	-	-
Multifamily	1,632	1,632	92	770	51
Farmland	312	312	34	191	21
Construction, Land Development, Other Land Loans	7,035	7,515	917	4,264	139
Commercial Real Estate- Owner Occupied	4,277	4,277	110	2,981	37
Commercial Real Estate- Non Owner Occupied	5,033	5,033	1,071	1,981	88
Second Mortgages	84	122	-	42	-
Non Real Estate Secured
Personal /Consumer	50	50	-	54	1
Business Commercial	2,132	2,132	1,250	956	58
Agricultural	28	28	12	8	-
Credit Cards	-	-	-	-	-

Total	$25,098	$25,616	$4,130	$13,624	$657

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of March 31, 2011.

	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2010	$1,521	$229	$2,155	$504	$1,353	$323	$83	$229	$516	$2,185	$1,222	10,320
Provision for Credit Losses	264	325	643	1,089	55	468	36	184	302	307	(70)	3,603
Charge-offs	84	-	785	90	-	222	10	143	91	341	-	1,766
Recoveries	1	-	30	-	-	-	-	-	21	6	-	58
Net Charge-offs	83	-	755	90	-	222	10	143	70	335	-	1,708
Ending Balance March 31, 2011	1,702	554	2,043	1,503	1,408	569	109	270	748	2,157	1,152	12,215
Ending Balance: Individually evaluated for impairment	748	282	1,040	1,300	882	112	-	41	14	978	-	5,397
Ending Balance: Collectively Evaluated for Impairment	954	272	1,003	203	526	457	109	229	734	1,179	1,152	6,818
Loans:
Ending Balance: Individually Evaluated for Impairment	13,893	2,612	10,568	12,339	8,847	933	-	942	94	3,241	-	53,469
Ending Balance: Collectively Evaluated for Impairment	161,658	12,958	17,988	64,799	29,314	12,356	10,138	11,991	25,893	37,890	-	384,985
Ending Balance: March 31, 2011	$175,551	$15,570	$28,556	$77,138	$38,161	$13,289	$10,138	$12,933	$25,987	$41,131	-	$438,454

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired when the collection of interest and principal is in doubt. An allowance for loan loss is established on loans for which it is probable that the full collection of principal is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, are analyzed to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics may be analyzed for impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings. Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $13.68 million and $13.98 million of loans categorized as troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed likely to occur by management.

Note 3  -  Income Taxes

Income tax expense (benefit) for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2011	2010

Tax expense (benefit) at statutory rate	$(1,148)	$(87)
Reduction in taxes from:
Tax-exempt interest	(77)	(185)
Other, net	(28)	(27)

Income tax benefit	$(1,253)	$(299)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 4 - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table presents the capital ratios for the Company and the Bank at March 31, 2011.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	6.87%	8.14%	4.58%

Highlands Union Bank	7.50%	8.77%	5.01%

As of December 31, 2010, both the Company and Bank were considered “well-capitalized.” However, during the first quarter of 2011, as a result of additional loan loss provisions and approximately $5.4 million in additional deferred taxes being disallowed for regulatory capital purposes, the Bank’s total risk based capital ratio fell below the required minimum to be “well - capitalized.” The Bank’s Tier 1 Capital to Risk Weighted assets ratio and Tier 1 capital to Adjusted Total Assets remain above the “well-capitalized” thresholds. The additional $5.4 million of disallowed deferred taxes represents a non-cash adjustment related to Tier 1 capital for regulatory capital purposes only. The disallowance does not affect stockholders’ equity or book value per share.  Because the Bank’s total risk-based capital ratio was below 10% as of March 31, 2011, the Bank is considered to be “adequately-capitalized” under the regulatory framework for prompt corrective action.  As a result of our status as “adequately-capitalized” for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area.

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of $2.3125 Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998.  These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the debt securities, which would result in a deferral of distribution payments on the related Capital Securities. Due to the economic environment,  effective April 15, 2010, the Company began deferring interest payments on the debt securities held by Highlands Capital Trust I.  As a result, distribution payments to holders of the Highlands Capital Trust I 9.25% Capital Securities are also being deferred.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings (loss) per share and diluted earnings (loss) per share for the three months ended March 31, 2011 and March 31, 2010.

	Basic EPS	Weighted Average Number of Shares	Diluted EPS	Weighted Average Number of Shares
Quarter Ended:
March 31, 2011	($ 0.43)	5,011,152	($ 0.43)	5,011,152
March 31, 2010	$ 0.01	5,011,152	$ 0.01	5,011,152

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2011, these commitments included: standby letters of credit of $725 thousand; equity lines of credit of $10.02 million; credit card lines of credit of $5.46 million; commercial real estate, construction and land development commitments of $2.35 million; and other unused commitments to fund interest earning assets of $20.11 million.

Note  8 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See Note 2.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In May 2011, ASU 2011-04 was issued which amends U.S. GAAP to confirm with measurement and disclosure requirements in International Financial Reporting Standards.  The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:
1. Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements
2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.
In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP).  The amendments in this Update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Recurring - Investment Securities Available for Sale

Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

As of March 31, 2011, we own approximately $4.22 million (amortized cost) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these and similar securities at March 31, 2011 is not active.  The TRUP CDOs  have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required for fair value assessment at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 hierarchy using inputs from independent pricing models.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.

March 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$18,514	$-	$18,514
Mortgage Backed Securities	$-	$30,196	$-	$30,196
TRUP CDO’s	$-	$-	$139	$139
Single Issue Trust Preferred	$-	$1,835	$-	$1,835
SBA Pools	$-	$7,401	$-	$7,401
SLMA	$-	$494	$-	$494
Total AFS Securities	$-	$58,440	$139	$58,579

December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$18,291	$-	$18,291
Mortgage Backed Securities	$-	$29,442	$-	$29,442
TRUP CDO’s	$-	$-	$173	$173
Single Issue Trust Preferred	$-	$1,804	$-	$1,804
SBA Pools	$-	$5,934	$-	$5,934
SLMA	$-	$452	$-	$452
Total AFS Securities	$-	$55,923	$173	$56,096

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at March 31, 2011 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale
Beginning balance, December 31, 2010	$173
Total losses included in net income	(114)
Included in other comprehensive income	80
Transfers in or out of Level 3	--
Ending balance, March 31, 2011	$139

The losses included in net income represent the other than temporary impairment charges taken during the three months ended March 31, 2011 for the securities classified as Level 3.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The total of these impaired loans not requiring an allowance at March 31, 2011 was $30.75 million. At March 31, 2011 all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The following tables summarize the Company’s impaired loans by loan category at fair value on a non - recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy for which a specific allowance has been allocated.

	March 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value

Residential 1-4 family		$4,291		$4,291
Multifamily		$1,350		$1,350
Construction and Land Development		$3,750		$3,750
Commercial Real Estate-Owner Occupied		$2,397		$2,397
Commercial Real Estate- Non Owner Occupied		$3,906		$3,906
Second Mortgages		$312		$312
Farmland		$270		$270
Personal		$60		$60
Commercial		$984		$984
Agricultural		$-		$-
Total		$17,320		$17,320

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value

Residential 1-4 family		$3,871		$3,871
Multifamily		$1,540		$1,540
Commercial, Construction and Land Development		$6,118		$6,118
Commercial Real Estate-Owner Occupied		$4,167		$4,167
Commercial Real Estate- Non Owner Occupied		$3,962		$3,962
Second Mortgages		$84		$84
Farmland		$278		$278
Personal		$50		$50
Commercial		$882		$882
Agricultural		$16		$16
Total		$20,968		$20,968

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional write-downs have occurred due to the recessionary economic environment, then the foreclosed asset balances are reclassified as non-recurring Level 3. The following tables summarize the Company’s foreclosed and repossessed assets at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010:

March 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO	--	$14,870	$1,159	$16,029

December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO	--	$15,347	--	$15,347

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

General

The Company has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Cash and Cash Equivalents
The carrying amount reported in the balance sheets for cash, short-term investments and federal funds sold approximates fair value.

Securities Available for Sale

Fair values are determined in the manner as described above.

Other Investments

Other investments include Federal Home Loan Bank stock, Federal Reserve Bank stock, Community Bankers Bank stock, and Pacific Coast Bankers Bank.  The carrying value of those securities approximates fair value based on the redemption provisions of those Banks. Also included in other investments are certificates of deposit purchased from other FDIC insured banks in which the carrying amount approximates fair value.

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

The carrying amounts and fair values of the Company's financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$78,256	$78,256	$82,152	$82,152
Securities available for sale	58,579	58,579	56,096	56,096
Other investments	6,026	6,026	6,026	6,026
Loans, net	425,657	426,073	440,274	438,952
Deposits	(532,500)	(516,139)	(536,772)	(519,111)
Other short-term borrowings	(57,959)	(63,633)	(65,952)	(72,687)
Long-term debt	(14,850)	(15.407)	(14,968)	(15,779)
Capital Securities	(3,150)	(2,502)	(3,150)	(2,502)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  10. -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	19,853	93	1,432	18,514
Mortgage backed securities	30,218	239	261	30,196
Pooled Trust Preferred	4,223	-	4,084	139
Single Issue Trust Preferred	1,926	-	91	1,835
SBA Pools	7,468	-	67	7,401
SLMA	500	-	6	494
	$64,188	$332	$5,941	$58,579

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	19,885	78	1,673	18,291
Mortgage backed securities	29,465	289	312	29,442
Pooled Trust Preferred	4,339	-	4,165	173
Single Issue Trust Preferred	1,926	-	122	1,804
SBA Pools	5,978	1	45	5,934
SLMA	500	-	48	452
	$62,093	$368	$6,365	$56,096

Investment securities available for sale with a carrying value of $46,990 and $42,885 at March 31, 2011 and December 31, 2010, respectively, and a market value of $45,551 and $41,849 at March 31 , 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	March 31, 2011
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$10,483	$631	$4,514	$801	$14,997	$1,432
Mortgage-backed securities	17,444	261	-	-	17,444	261
Pooled Trust Preferred Securities	-	-	139	4,084	139	4,084
Single Issue Trust Preferred	879	32	955	59	1,834	91
SBA Pools	7,360	67	-	-	7,360	67
SLMA	-	-	494	6	494	6

Total	$36,166	$991	$6,102	$4,950	$42,268	$5,941

	December 31, 2010
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$10,822	$807	$4,372	$865	$15,194	$1,672
Mortgage-backed securities	19,193	313	-	-	19,193	313
Pooled Trust Preferred Securities	-	-	173	4,165	173	4,165
Single Issue Trust Preferred	391	21	913	101	1,304	122
SBA Pools	4,018	45	-	-	4,018	45
SLMA	-	-	452	48	452	48

Total	$34,424	$1,186	$5,910	$5,179	$40,334	$6,365

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of March 31, 2011, our TRUP CDOs book value totaled $4.22 million.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”).

For other than temporary impairment analysis, the Company utilizes the current accounting guidance for OTTI that is intended to measure the change in projected cash flows for securitized assets. Specifically, we measure how the current projected cash flows differ from our most recent projection (e.g. as of the last quarter). A decrease in the present value of projected cash flows is considered an “adverse change” and may trigger a charge for other-than-temporary impairment. The Company formally analyzes the credit characteristics of the underlying collateral on each individual security as a basis for credit deferral / default assumptions.   This methodology is documented and reviewed with our audit committee quarterly for determining impairment each quarter.  Additionally, we utilize certain data contained in the baseline deferral / default assumptions that were developed by the FDIC (from default data during the 1988-1992 periods). The Company’s credit evaluation of each of the entities comprising the underlying collateral considers all available information and evidence.  Our initial credit evaluation focuses on asset quality (using the Texas Ratio and Modified Texas Ratio), capitalization (using Leverage, Tier 1 and Total Risk Based Capital), third party ratings of financial strength, the ratio of reserve for loan losses to loans and current earnings performance. For those underlying issuers that are determined to be potentially impaired based on the initial review, a more detailed quarterly trend analysis is completed. This analysis focuses on trends related to non-performing assets, reserve for loan losses, capitalization and earnings performance. The results of the internal assessment are factored into an analysis stressing the projections of cash flow.

At March 31, 2011, the following assumptions were used in our cash flow projections:
•	Deferral / default ranges for 2011 – 0.70% to 3.00%.
•	Deferral / default ranges for 2012 – 1.00% to 2.00%.
•	Deferral / default rate for 2013 – 1.00%.
•	Deferral / default ranges for years thereafter – 0.25% to 0.36%.
•	Prepayments - 1% annually, 100% at maturity
· The discount rate is calculated using the original discount margin as of the purchase date based on the purchase price added to the appropriate forward 3-month LIBOR rate.
•	15% recovery with 2 year lag extended to 5 years if has been in deferral for 2 years
•	0% recovery on existing defaults
•	Cash flows are discounted at the effective interest rate.

Underlying banks can prepay their trust preferred securities on a quarterly call date after a five year period from the original date of issue. We use a constant prepayment assumption of 1% annually and 100% at maturity. The extent of future prepayments is difficult to project. Since trust preferred securities will count as Tier 1 capital until the end of 2012, it is conceivable that there will not be an initial burst of prepayment activity as tax-deductible Tier 1 capital is still attractive. As large issuers lose Tier 1 treatment beginning in 2013, some of them will likely prepay their trust preferred securities; however, trust preferred will still be eligible as Tier 2 capital so that some large issuers may not prepay until closer to maturity.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

For issuers with assets of less than $15 billion but greater than $500 million, existing trust preferred securities were grandfathered, but these issuers are prohibited from issuing new trust preferred securities that can be counted as Tier 1 capital, making it unlikely that these issuers will prepay their existing trust preferred. Our projections also include for existing deferrals a 15% recovery  after a two-year lag (if an issuer has been in deferral for two years, we extend the assumed recovery to the end of the 5-year deferral period, or an additional 3 years).

Deferral and default announcements that are received after the balance sheet date but before the filing date are incorporated into the OTTI calculation for the period end report. Typically deferral announcements are received on or around each payment date which is the last week of each quarter.

During the first quarter of 2011, the Company incurred credit-related OTTI charges on our TRUP CDOs of $114 thousand. There were no OTTI related charges recognized in the first quarter of 2010, however, for the 12 months ended December 31, 2010, the Company recognized credit-related OTTI charges on our TRUP CDOs of $1.26 million.

The Company also assesses other securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of March 31, 2011 and December 31, 2010, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at March 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	810	814
Due after five years through ten years	2,813	2,809
Due after ten years	30,347	24,760
	33,970	28,383

Mortgage-backed securities	30,218	30,196
	$ 64,188	$ 58,579

Note 12 –Holding Company Note and Line of Credit

On April 27, 2009, the Company announced that it entered into a Loan Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit  and a Closed-End Term Loan (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. As of March 31, 2011, the Company had borrowed $3,754,000 under Loan B and $1,000,000 under Loan A.  Proceeds of the loans of $3,200,000 have been down-streamed into the Bank as additional Tier 1 capital with the balance retained as cash reserves at the Company.

Note 13 –Formal Written Agreement

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

•	review and revise the Bank’s methodology for determining the allowance for loan and lease losses (“ALLR”) and maintain an adequate ALLR;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised investment policy;
•	improve the Bank’s earnings and overall condition;
•	revise the Bank’s information technology program;
•	establish a disaster recovery and business continuity program;
•	establish a committee to monitor compliance with all aspects of the written agreement.

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

Critical Accounting Policy

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.  For a discussion of the Company’s critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Regulatory Economic Environment
Many emergency government programs enacted in 2008 in response to the financial crisis and global regulatory and legislative focus have generally moved to a second phase of broader reform and a restructuring of financial institution regulation. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations throughout 2011 and beyond.  While not determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated thereunder could significantly affect our operations, increase our operating costs and divert management resources and attention from the primary business of the Bank.

Formal Written Agreement

As discussed in Footnote 13, on October 13, 2010, the Company and Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of March 2011.

•	A new board oversight policy has been approved and implemented
•	Completed revising the Bank’s loan grading system and ALLLR methodology
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000 which are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis
•	Completed revising the written contingency funding plan
•	Completed revising the investment policy
•
Implementing a capital plan targeted to improve the Company’s and Bank’s capital levels to include strategically reducing the risk weighted assets of the Company, improvement in earnings as well as exploring options to raise additional capital

•	Completed a Business Continuity Plan and Disaster Recovery Plan
•	Formed a Directors Compliance Committee to monitor the progress of each item in the written agreement that meets at least quarterly and files a report with the Federal Reserve Bank

Results of Operations

Results of operations for the three-month periods ended March 31, 2011 and March 31, 2010 reflected a net loss of $2.12 million and earnings of $44 thousand, respectively. For the first three months of 2011, provisions for loan loss reserves increased $2.39 million over the corresponding period in 2010 as the Company’s non-performing loans continued to increase due to the effects of the recession. The current regulatory environment and regulatory oversight has also been a primary factor related to the additional loan loss provisioning.

Net interest income for the three-month period ended March 31, 2011 decreased $494 thousand or 10.34% compared to the three months ended March 31, 2010. Average interest-earning assets decreased $698 thousand from the three - month period ended March 31, 2010 to the current three-month period, while average interest-bearing liabilities increased $6.18 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.86% for the three-month period ended March 31, 2011 representing a decrease of 116 basis points from the same period in 2010.  The primary reasons for the decline in yield is due to the additional loans placed in non-accrual and the increase in federal funds sold balances. The average balance of federal funds sold during the quarter was $66.08 million as a result of the loan and securities portfolios drastically reducing. The average yield on federal funds sold was .22% during the quarter. The yield on average interest-bearing liabilities decreased 42 basis points to 2.04% for the three month period ended March 31, 2011 as compared to 2.46% for the same period in 2010.

Total interest income for the three months ended March 31, 2011 was $1.01 million less than the comparable 2010 period due to primarily a reduction in loan and securities balances, new loan and investment securities volume being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates. The Company’s average investment securities portfolio balance for the three months ended March
31, 2011 decreased by approximately $11.48 million over the three months ended March 31, 2010 as the

Company did not replace matured or paid down investments during recent months. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during 2010 and 2011. The majority of pay-downs during the last year has been callable agency securities and agency mortgage backed securities. The Company has also reduced its municipal bond holdings by approximately $26.96 million over the last 12 months in an effort to reduce its exposure to municipal debt and related potential credit risk.

The Company’s total interest expense decreased by $515 thousand for the three months ended March 31, 2011 as compared to the same period in 2010 due primarily to new interest-bearing deposits recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or re-price.

During the first three months of 2011, the Company’s non-interest income increased by $21 thousand over the corresponding period for 2010. Service charges on deposit accounts increased by $37 thousand for the three-month period. Gains on security sales increased $30 thousand for the three month period ended March 31, 2011 as compared to 2010. OTTI write-downs for the first three months of 2011 were $114 compared to $0 for the first three months of 2010.

Total non-interest expense for the three month period ended March 31, 2011 increased $257 thousand over the comparable period in 2010. FDIC insurance premiums increased to $429 thousand for the quarter compared to $234 thousand for the three months ended March 31, 2010. OREO write-downs and losses on the sale of OREO and repossessions in the amount of $253 thousand increased $64 thousand for the three month period ended March 31, 2011 as compared to the prior period due to the increasing number of foreclosures. Salaries and employee benefits decreased $108 thousand for the three months ended March 31, 2011 as compared to the prior year period.

In addition to FDIC insurance premiums, for the three months ended March 31, 2011, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $418 thousand, software licensing and maintenance costs totaling $146 thousand, legal expenses totaling $89 thousand, and postage and freight charges totaling $77 thousand.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to (26.32%) for the three-month period ended March 31, 2011 from 0.50% for the corresponding period in 2010. Return on average assets for the three months ended March 31, 2011 was (1.30%) compared to 0.03% for the three months ended March 31, 2010.The provision for loan losses for the three-month period ended March 31, 2011 totaled $3.60 million, a $2.39 million increase as compared to the corresponding period in 2010. This increased provision was due to the continued recession, increased charge-offs and past due loans, and also to comply with regulatory requirements. The additional provisions were primarily in response to additional loans being placed into non-accrual status, primarily in the Company’s Tennessee and North Carolina market areas, in response to regulatory guidance. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2011 were $1.71 million compared with $885 thousand for the first three months of 2010. Year–to–date net charge-offs were .39% and 0.18% of total loans for the periods ended March 31, 2011 and March 31, 2010, respectively. Loan loss reserves increased 1.72% to $12.22 million at March 31, 2011 from the amount at March 31, 2010.  The Company’s allowance for loan loss reserves at March 31, 2011 increased to 2.79% of total loans versus 2.43% at March 31, 2010.  At December 31, 2010, the allowance for loan loss reserve as a percentage of total loans was 2.29%.

Financial Position

Total loans decreased from $494.14 million at March 31, 2010 to $437.87 million at March 31, 2011.  Total loans at December 31, 2010 were $450.59 million. Over the last 3 years, the Company has significantly decreased its construction portfolio as a result of the recent economic downturn. Since March 31, 2010 the Company has reduced its construction loan and other land loan balances approximately $14.50 million.  The

Company has also bee reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. The loan to deposit ratio decreased from 94.22% at March 31, 2010 to 82.23% at March 31, 2011. The loan to deposit ratio at December 31, 2010 was 83.95%. Deposits at March 31, 2011 have increased $8.04 million since March 31, 2010 and have decreased $4.27 million since December 31, 2010. During the last 24 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds.

The Company also owns approximately $4.22 million (carrying value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at March 31, 2011 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of March 31, 2011, the unrealized loss in these securities totaled $4.08 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities. During the three months ended March 31, 2011, the Company recorded OTTI credit related impairment charges on its TRUP CDOs in the amount of $114 thousand.

Below is a table of the Company’s remaining pooled trust preferred balances as of March 31, 2011.

Description	Type	Class	Original Amount $	Book Value 3/31/11 $	Fair Value 3/31/11 $	Unrealized Gain/(Loss) $	Lowest Credit Rating

Pretsel 4-B	Pooled	Mezz B	700,000	85	32	(53)	Ca
Prestel 11-B	Pooled	Mezz B	500,000	398	46	(352)	Ca
Prestel 12-B	Pooled	Mezz B	750,000	394	16	(378)	Ca
Prestel 13-B	Pooled	Mezz B	500,000	326	18	(308)	Ca
Prestel 15-B	Pooled	Mezz B	500,000	263	4	(259)	Ca
Prestel 18-C	Pooled	Mezz C	500,000	350	3	(347)	Ca
Prestel 19-C	Pooled	Mezz C	500,000	346	3	(343)	Ca
Prestel 20-C	Pooled	Mezz C	500,000	102	1	(101)	Ca
Prestel 21-C	Pooled	Mezz C	500,000	293	5	(288)	Ca
Prestel 22-C	Pooled	Mezz C	500,000	283	1	(282)	Ca
Prestel 22-C	Pooled	Mezz C	500,000	316	1	(315)	Ca
Prestel 22-C	Pooled	Mezz C	500,000	316	1	(315)	Ca
Prestel 23-C	Pooled	Mezz C	500,000	442	4	(438)	C
Tropc CDO III	Pooled	Subordinate	1,000,000	306	4	(302)	C

The Company has used the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company currently has approximately $67.99 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company reduced its borrowings with the FHLB by $8 million over the last three months as one of the advances was called by the FHLB. The rate paid on the called advance was 2.61%. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status are included. Non-performing assets were $42.81 million or 6.69% of total assets at March 31, 2011, compared with $34.37 million or 5.25% of total assets at December 31, 2010 and $29.96 million or 4.63% of total assets at March 31, 2010. Approximately $6.83 million of the increase in non-accrual loans during the first quarter of 2011 represent loans paying interest only as agreed under the terms of their loan agreement but are classified as non-accrual to comply with regulatory guidance.

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loans losses. These analyses include  individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. In recent years, the Company used a rolling three-year history by loan category in determining pool allocation factors. However, due to the severe economic recession, the Company based its pool allocations as of March 31, 2011 and December 31, 2010 to more closely match losses incurred during 2009 and 2010 rather than the average of the prior three years.  The Company has also incorporated state-wide averages in its pool allocations during 2010 and 2011. In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market area, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors.

At March 31, 2011 and December 31, 2010, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US generally accepted accounting principles.

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

At March 31, 2011 OREO balances were $16,005 and consisted of 32 relationships.    The following chart details each category type, number of properties and balance.

OREO Property at 3/31/11

OREO Description	Number	Balance at 3/31/11
		(in thousands)
Land Development - Vacant Land	12	$4,059
1-4 Family	14	6,453
Multifamily	1	3,100
Commercial Real Estate	5	2,393

Total	32	$16,005

The one multifamily property totaling $3.1 million contains twenty – nine residential units outside the Sevierville, Tennessee area. The second largest property totals $2.08 million and is a tract of land of partially developed lots and  vacant land also in the Sevierville, Tennessee market area. There has been increased deterioration in the Tennessee commercial real estate market compared to its other markets. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Company has recently formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO has been negatively affected by the current economic climate  and the reduction of  non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession.

Investment securities and other investments totaled $64.61 million (market value) at March 31, 2011 which reflects an increase of $2.48 million or 4.00% from the December 31, 2010 total of $62.13 million. Investment securities available for sale and other investments at March 31, 2011 were comprised of mortgage backed securities (45.51% of the total securities portfolio), municipal issues (28.66%), collateralized mortgage obligations (1.23%), corporate bonds (3.82%), and SBAs pools (11.46%).  The Company’s entire securities portfolio was classified as available for sale at both March 31, 2011 and December 31, 2010.
Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $6.02 million and 9.32% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $31.01 million at March 31, 2011, representing a decrease of $4.55 million or 12.79% from March 31, 2010. Total stockholders’ equity at December 31, 2010 was $32.88 million. The decrease in stockholders’ equity from March 31, 2010 to March 31, 2011 is primarily due to the net loss incurred due to the additional loan loss provision recorded over the last 12 months. The Company’s  other than temporary impairment losses recorded over the last 12 months did not negatively impact stockholders equity since these losses were already included in stockholders equity directly through Accumulated Other Comprehensive Income.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Footonte 4 for a more detailed discussion of the Company’s and Bank’s regulatory capital ratios.

The Company plans to aggressively reduce it higher risk weighted assets (primarily commercial real estate loans and non –performing assets) as well as the overall asset size of the Bank over the next 12 months in an effort to improve its regulatory capital ratios. Additionally, the Board of Directors and management are committed to  regain “well-capitalized” status at all levels, and we are continuing to explore options for raising additional capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($78.26 million as of March 31, 2011) and unrestricted investment securities available for sale ($12.27 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

Caution About Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including certain plans, expectations, goals and projections, which are inherently subject to numerous assumptions, risks and uncertainties. The Company's actual results could differ materially from those set forth or implied in the forward-looking statements.

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

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HIGHLANDS BANKSAHRES, INC. (Registrant)

Date: May 12, 2011	By:	/s/ Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: May 12, 2011	By:	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: May 12, 2011	By:	/s/ James R. Edmondson
James R. Edmondson
Vice President - Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.