Form 10-Q
period 2011-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2011-08-12
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X ]        No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act). Large Accelerated Filer  [  ]   Accelerated Filer  [  ]    Non-Accelerated Filer [  ]  Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,011,152 shares of common stock, par value $0.625 per share, outstanding as of August 12, 2011

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended June 30, 2011

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
ASSETS	June 30, 2011 (Unaudited)	December 31, 2010 (Note 1)

Cash and due from banks	$16,829	$15,693
Federal funds sold	54,379	66,459

Total Cash and Cash Equivalents	71,208	82,152

Investment securities available for sale (amortized cost $71,095 at June 30, 2011, $62,093 at December 31, 2010)	66,418	56,096
Other investments, at cost	5,674	6,026
Loans, net of allowance for loan losses of $11,157 at June 30, 2011, $10,320 at December 31, 2010	418,757	440,274
Premises and equipment, net	22,931	23,509
Deferred tax assets	12,638	11,887
Interest receivable	2,695	2,544
Bank owned life Insurance	13,001	12,777
Other real estate owned	16,917	15,316
Other assets	4,572	4,927

Total Assets	$634,811	$655,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$93,538	$85,923
Interest bearing	433,362	450,849

Total Deposits	526,900	536,772

Interest, taxes and other liabilities	1,386	1,786
Other short-term borrowings	57,670	65,952
Long-term debt	14,058	14,968
Capital securities	3,150	3,150

Total Other Liabilities	76,264	85,856

Total Liabilities	603,164	622,628

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	23,822	25,923
Accumulated other comprehensive income (loss)	(3,090)	(3,958)

Total Stockholders’ Equity	31,647	32,880

Total Liabilities and Stockholders’ Equity	$634,811	$655,508
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
INTEREST INCOME
Loans receivable and fees on loans	$12,728	$14,442	$6,301	$7,223
Securities available for sale:
Taxable	410	365	126	157
Exempt from taxable income	656	1,057	431	512
Other investment income	35	55	18	34
Federal funds sold	73	12	37	7

Total Interest Income	13,902	15,931	6,913	7,933

INTEREST EXPENSE
Deposits	3,438	4,581	1,640	2,259
Federal funds purchased	-	1	-	-
Other borrowed funds	1,765	1,829	858	932

Total Interest Expense	5,203	6,411	2,498	3,191

Net Interest Income	8,699	9,520	4,415	4,742

Provision for Loan Losses	3,789	1,891	186	679

Net Interest Income after Provision for Loan Losses	4,910	7,629	4,229	4,063

NON-INTEREST INCOME
Securities gains, losses, net	143	171	114	172
Service charges on deposit accounts	1,031	972	537	515
Other service charges, commissions and fees	895	723	499	385
Other operating income	345	320	179	164
Other than temporary impairment	(269)	(724)	(155)	(724)
Total Non-Interest Income	2,145	1,462	1,174	512

NON-INTEREST EXPENSE
Salaries and employee benefits	5,062	5,235	2,534	2,599
Occupancy expense of bank premises	520	579	260	277
Furniture and equipment expense	699	834	361	434
Other operating expense	2,863	2,392	1,526	1,222
Foreclosed Assets – Loss on Sale / Write-down	717	407	464	218
Foreclosed Assets – Operating Expenses	695	271	383	197
Total Non-Interest Expense	10,556	9,718	5,528	4,947

Income (Loss) Before Income Taxes	(3,501)	(627)	(125)	(372)

Income Tax Expense (Benefit)	(1,400)	(633)	(147)	(334)

Net Income (Loss)	$(2,101)	$6	$22	$(38)

Basic Earnings Per Common Share – Weighted Average	$(0.42)	$-	$-	$(0.01)

Earnings Per Common Share – Assuming Dilution	$(0.42)	$-	$-	$(0.01)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,101)	$6
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	3,789	1,891
Depreciation and amortization	576	666
Net realized (gains) losses on available for sale securities	(143)	(171)
Net amortization on securities	242	93
Other than temporary impairment charge	269	724
Amortization of Capital issue costs	3	3
(Increase) decrease in interest receivable	(151)	120
Valuation adjustment of other real estate owned	601	365
(Increase) decrease in other assets	(955)	(1,772)
Increase (decrease) in interest, taxes and other liabilities	(400)	886

Net cash provided by operating activities	1,730	2,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	6,776	19,156
Proceeds from maturities of debt and equity securities	2,914	2,081
Purchase of debt and equity securities	(19,175)	(12,418)
Redemption of other investments	352	2,034
Net (increase) decrease in loans	14,057	(5,434)
Proceeds from sales of other real estate owned	1,466	927
Premises and equipment expenditures	-	(53)

Net cash provided by investing activities	6,390	6,293

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	(21,773)	304
Net increase in demand, savings and other deposits	11,901	5,437
Decrease in short-term borrowings	(8,282)	(8,100)
Increase (decrease) in long-term debt	(910)	4,359

Net cash provided by (used in) financing activities	(19,064)	2,000

Net (decrease) increase in cash and cash equivalents	(10,944)	11,104
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	82,152	29,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,208	$40,441

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$5,305	$6,031
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$3,670	$6,873

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Common Stock	Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2010	5,011	$3,132	$7,783	$28,107	$(3,462)	$35,560

Comprehensive income:
Net income / (loss)	-	-	-	(38)	-	(38)
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $311	-	-	-	-	604	604
Less: reclassification adjustment net of deferred tax expense of $58	-	-	-	-	(113)	(113)
Total comprehensive income	-	-	-	-	-	453

Balance, June 30, 2010	5,011	$3,132	$7,783	$28,069	$(2,971)	$36,013

Balance, March 31, 2011	5,011	$3,132	$7,783	$23,800	$(3,702)	$31,013

Comprehensive income:
Net income	-	-	-	22	-	22
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $354	-	-	-	-	687	687
Less: reclassification adjustment net of deferred tax expense of $39	-	-	-	-	(75)	(75)
Total comprehensive income	-	-	-	-	-	634

Balance, June 30, 2011	5,011	$3,132	$7,783	$23,822	$(3,090)	$31,647

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2009	5,011	$3,132	$7,783	$28,063	$(3,550)	$35,428

Comprehensive income:
Net income	-	-	-	6	-	6
Change in unrealized (loss) on securities available for sale, net of deferred income tax expense of $356	-	-	-	-	692	692
Less: reclassification adjustment net of deferred tax expense of $58	-	-	-	-	(113)	(113)
Total comprehensive income	-	-	-	-	-	585

Balance, June 30, 2010	5,011	$3,132	$7,783	$28,069	$(2,971)	$36,013

Balance, December 31, 2010	5,011	$3,132	$7,783	$25,923	$(3,958)	$32,880

Comprehensive income:
Net income (loss)	-	-	-	(2,101)	-	(2,101)
Change in unrealized (loss) on securities available for sale, net of deferred income tax expense of $495	-	-	-	-	962	962
Less: reclassification adjustment net of deferred tax expense of $49	-	-	-	-	(94)	(94)
Total comprehensive income (loss)	-	-	-	-	-	(1,233)

Balance, June 30, 2011	5,011	$3,132	$7,783	$23,822	$(3,090)	$31,647

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States Generally Accepted Accounting Principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included.  The consolidated balance sheet as of December 31, 2010 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2010 Form 10-K. The results of operations for the three-month and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)

A summary of transactions in the consolidated allowance for loan losses for the six months ended June 30 is as follows:

	2011	2010
Allowance for loan losses at beginning of year	$10,320	$11,681
Loans charged off:
Residential 1-4 Family	291	286
Multifamily	40	175
Construction and Land Loans	1,242	877
Commercial, Owner Occupied	135	-
Commercial, Non-owner occupied	89	-
Second Mortgages	271	306
Equity Lines of Credit	10	28
Farmland	143	-

Secured (other ) and unsecured
Personal	233	269
Commercial	502	571
Agricultural	28	24
Overdrafts	88	75
Total	3,072	2,611
Recoveries of loans previously charged off:

Residential 1-4 Family	5	-
Multifamily	-	-
Construction and Land Loans	50	-
Commercial, Owner Occupied	-	-
Commercial, Non-owner occupied	-	-
Second Mortgages	10	-
Equity Lines of Credit	-	-
Farmland	20	-

Secured (other ) and unsecured
Personal	25	37
Commercial	9	4
Agricultural	1	3
Overdrafts	-

Total	120	44

Net loans charged off	2,952	2,567
Provision for loan losses	3,789	1,891
Allowance for loan losses end of period	$11,157	$11,005

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The composition of net loans is as follows:

	June 30, 2011	December 31, 2010
Real Estate Secured:
Residential 1-4 family	$172,693	$175,522
Multifamily	15,079	15,593
Construction and Land Loans	27,048	30,901
Commercial, Owner Occupied	78,975	78,279
Commercial, Non-owner occupied	36,962	43,652
Second mortgages	12,960	14,132
Equity lines of credit	10,055	10,016
Farmland	12,220	12,790
	365,992	380,885

Secured (other) and unsecured
Personal	24,657	26,773
Commercial	36,043	40,471
Agricultural	3,430	2,848
	64,130	70,092

Overdrafts	359	214

	430,481	451,191
Less:
Allowance for loan losses	11,157	10,320
Net deferred fees	567	597
	11,724	10,917

Loans, net	$418,757	$440,274

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,302	$1,917	$5,186	$10,405	$162,288	$172,693	$332
Equity lines of credit	35	165	110	310	9,745	10,055	110
Multifamily	-	1,632	-	1,632	13,447	15,079	-
Farmland	-	-	-	-	12,220	12,220	-
Construction, Land Development, Other Land Loans	1,144	63	2,291	3,498	23,550	27,048	423
Commercial Real Estate- Owner Occupied	1,343	-	6,383	7,726	71,249	78,975	328
Commercial Real Estate- Non Owner Occupied	296	-	452	748	36,214	36,962	-
Second Mortgages	244	-	339	583	12,377	12,960	-
Non Real Estate Secured
Personal	267	65	206	538	24,478	25,016	61
Business	265	94	1,356	1,715	34,328	36,043	161
Agricultural	20	76	-	96	3,334	3,430	-

Total	$6,916	$4,012	$16,323	$27,251	$403,230	$430,481	$1,415

The following table is an analysis of past due loans as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,780	$1,245	$4,937	$9,962	$165,560	$175,522	$1,726
Equity lines of credit	-	99	-	99	9,917	10,016	-
Multifamily	-	-	40	40	15,553	15,593	-
Farmland	348	-	774	1,122	11,668	12,790	-
Construction, Land Development, Other Land Loans	825	152	3,153	4,130	26,771	30,901	53
Commercial Real Estate- Owner Occupied	1,612	105	6,301	8,018	70,260	78,278	1,776
Commercial Real Estate- Non Owner Occupied	-	165	1,520	1,685	41,967	43,652	602
Second Mortgages	234	-	529	763	13,369	14,132	-
Non Real Estate Secured
Personal	303	101	74	478	26,510	26,988	14
Business	190	406	1,456	2,052	38,419	40,471	289
Agricultural	7	-	96	103	2,745	2,848	68

Total	$7,299	$2,273	$18,880	$28,452	$422,739	$451,191	$4,528

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Credit card loans and other personal loans are typically charged off no later than 180 days past due.   In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. The June 30, 2011 total includes approximately $4,366 of loans that are current and paying under the terms of their existing loan agreement but are included due to regulatory guidelines.

The following is a summary of non-accrual loans at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Real Estate Secured
Residential 1-4 Family	$5,054	$3,211
Multifamily	1,632	40
Construction and Land Loans	2,868	3,100
Commercial-Owner Occupied	6,055	4,525
Commercial- Non Owner Occupied	4,818	918
Second Mortgages	339	529
Equity Lines of Credit	-	-
Farmland	630	774
Secured (other) and Unsecured
Personal	145	60
Commercial	1,195	1,167
Agricultural	-	29

Total	$22,736	$14,353

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Bank’s loan portfolio at June 30, 2011 and December 31, 2010: The grades are assigned and / or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of June 30, 2011
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	38,901	1,258	883	4,283	7,123	2,322
Satisfactory	78,233	9,474	3,973	6,816	26,058	14,486
Acceptable	35,579	1,782	4,987	5,955	25,897	9,354
Special Mention	3,620	-	2,007	2,224	5,483	1,500
Substandard	15,992	2,565	370	7,770	13,999	9,300
Doubtful	368	-	-	-	415	-

Total	$172,693	$15,079	$12,220	$27,048	$78,975	$36,962

Credit Risk Profile by Internally Assigned Grade as of December 31, 2010
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	40,371	1,911	977	4,298	7,102	3,604
Satisfactory	80,759	9,258	4,399	7,355	26,055	16,729
Acceptable	36,411	1,806	4,285	5,585	27,878	13,013
Special Mention	4,778	946	178	2,346	5,430	304
Substandard	12,832	1,672	2,951	11,317	11,390	10,002
Doubtful	371	-	-	-	424	-

Total	$175,522	$15,593	$12,790	$30,901	$78,279	$43,652

(1)  Quality-This grade is reserved for the Bank’s top quality loans. These loans have excellent sources of repayment, with no significant identifiable risk of collection.  Generally, loans assigned this rating will demonstrate the following characteristics:

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  June 30, 2011:
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$24,451	$22,566	$34,687	$3,430
Nonperforming (>90 days past due)	206	449	1,356	-

Total	$24,657	$23,015	$36,043	$3,430

Credit Risk Profile based on payment activity as of December 31, 2010:
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$26,699	$23,619	$39,015	$2,751
Nonperforming (>90 days past due)	74	529	1,456	97

Total	$26,773	$24,148	$40,471	$2,848

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at June 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$8,315	$8,694	$-	$7,883	$135
Equity lines of credit	-	-	-	-	-
Multifamily	933	933	-	487	32
Farmland	-	-	-	387	-
Construction, Land Development, Other Land Loans	2,708	2,708	-	3,281	67
Commercial Real Estate- Owner Occupied	9,698	9,698	-	7,598	66
Commercial Real Estate- Non Owner Occupied	3,359	3,420	-	3,433	106
Second Mortgages	619	619	-	660	15
Non Real Estate Secured
Personal /Consumer	34	34	-	28	1
Business Commercial	2,013	2,682	-	1,640	8
Agricultural	-	-	-	-	-
Credit Cards	-	-	-	-	-

Total	$27,679	$28,788	$-	$25,397	$430

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$5,554	$5,757	$922	$5,035	$64
Equity lines of credit	-	-	-	-	-
Multifamily	1,632	1,652	278	1,632	11
Farmland	310	310	40	311	10
Construction, Land Development, Other Land Loans	3,759	5,012	697	5,397	50
Commercial Real Estate- Owner Occupied	3,063	3,063	965	3,670	67
Commercial Real Estate- Non Owner Occupied	4,485	4,485	845	4,759	68
Second Mortgages	313	313	92	199	-
Non Real Estate Secured
Personal /Consumer	94	94	35	72	2
Business Commercial	2,892	2,985	1,112	2,512	40
Agricultural	-	-	-	14	-
Credit Cards	-	-	-	-	-

Total	$22,102	$23,671	$4,986	$23,601	$312

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of June 30, 2011.

	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2010	$1,521	$229	$2,155	$504	$1,353	$323	$83	$229	$516	$2,185	$1,222	10,320
Provision for Credit Losses	697	372	882	823	144	510	43	179	588	643	(1,092)	3,789
Charge-offs	291	40	1,242	135	89	271	10	143	321	530	-	3,072
Recoveries	5	-	50	-	-	10	-	20	25	10	-	120
Net Charge-offs	286	40	1,192	135	89	261	10	123	296	520	-	2,952
Ending Balance June 30, 2011	1,932	561	1,845	1,192	1,408	572	116	285	808	2,308	130	11,157
Ending Balance: Individually evaluated for impairment	922	278	697	965	845	92	-	40	35	1,112	-	4,986
Ending Balance: Collectively Evaluated for Impairment	1,010	283	1,148	227	563	480	116	245	773	1,196	130	6,171
Loans:
Ending Balance: Individually Evaluated for Impairment	13,869	2,565	6,467	12,761	7,844	932	-	310	128	4,905	-	49,781
Ending Balance: Collectively Evaluated for Impairment	158,824	12,514	20,581	66,214	29,118	12,028	10,055	11,910	24,888	34,568	-	380,700
Ending Balance: June 30, 2011	$172,693	$15,079	$27,048	$78,975	$36,962	$12,960	$10,055	$12,220	$25,016	$39,473	-	$430,481

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired when according to contractual terms the collection of interest and principal is in doubt. An allowance for loan loss is established on loans for which it is probable that the full collection of principal is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, are analyzed to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics may be analyzed for impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings. Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $12.27 million and $13.98 million of loans categorized as troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed likely.

Note 3 - Income Taxes

Income tax expense (benefit) for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2011	2010

Tax expense (benefit) at statutory rate	$(1,191)	$(214)
Reduction in taxes from:
Tax-exempt interest	(159)	(360)
Other, net	(50)	(59)

Income tax benefit	$(1,400)	$(633)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 4  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table presents the capital ratios for the Company and the Bank at June 30, 2011.

Entity	Tier 1	Combined Capital	Leverage

Highlands Bankshares, Inc.	6.85%	8.12%	4.64%

Highlands Union Bank	7.53%	8.79%	5.09%

As of December 31, 2010, both the Company and Bank were considered “well-capitalized.” However, during the first quarter of 2011, as a result of additional loan loss provisions and approximately $5.4 million in additional deferred taxes being disallowed for regulatory capital purposes, the Bank’s total risk based capital ratio fell below the required minimum to be “well-capitalized.” The Bank’s Tier 1 Capital to Risk Weighted assets ratio and Tier 1 capital to Adjusted Total Assets remain above the “well-capitalized” thresholds. The additional $5.4 million of disallowed deferred taxes represents a non-cash adjustment related to Tier 1 capital for regulatory capital purposes only. The disallowance does not affect stockholders’ equity or book value per share.  Because the Bank’s total risk-based capital ratio was below 10% as of June 30, 2011, the Bank is considered to be “adequately-capitalized” under the regulatory framework for prompt corrective action.  As a result of our status as “adequately-capitalized” for regulatory capital purposes, the Bank cannot renew or accept brokered deposits without prior regulatory approval and cannot offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six and three months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010

Basic Earnings (loss) per Share	$(0.42)	$0.00	$0.00	$(0.01)

Basic Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Diluted Earnings (loss) per Share	$(0.42)	$0.00	$0.00	$(0.01)

Diluted Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2011, these commitments included: standby letters of credit of $611 thousand; equity lines of credit of $9.99 million; credit card lines of credit of $5.46 million; commercial real estate, construction and land development commitments of $2.09 million; and other unused commitments to fund interest earning assets of $23.59 million.

Note  8 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In July 2010, the Receivables topic of the Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company adopted ASU 2010-20 in its December 31, 2010 financial statements.  Certain disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the Financial Accounting Standards Board (“FASB”) in ASU 2011-01 issued in January 2011. In April 2011 FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present.  Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.

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

As of June 30, 2011, the Company holds approximately $4.07 million (amortized cost) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these and similar securities at June 30, 2011 is not active.  The TRUP CDOs  have been classified within Level 3 of the fair value hierarchy because it has been determined that significant adjustments are required for fair value assessment at the measurement date.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
US Treasuries	$-	$6,059	$-	$6,059
State and Political Subdivisions	$-	$18,621	$-	$18,621
Mortgage Backed Securities	$-	$32,065	$-	$32,065
TRUP CDO’s	$-	$-	$130	$130
Single Issue Trust Preferred	$-	$1,878	$-	$1,878
SBA Pools	$-	$7,183	$-	$7,183
SLMA	$-	$482	$-	$482
Total AFS Securities	$-	$66,288	$130	$66,418

December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$18,291	$-	$18,291
Mortgage Backed Securities	$-	$29,442	$-	$29,442
TRUP CDO’s	$-	$-	$173	$173
Single Issue Trust Preferred	$-	$1,804	$-	$1,804
SBA Pools	$-	$5,934	$-	$5,934
SLMA	$-	$452	$-	$452
Total AFS Securities	$-	$55,923	$173	$56,096

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at June 30, 2011 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale

Beginning balance, December 31, 2010	$173
Total losses included in net income	(269)
Included in other comprehensive income	226
Transfers in or out of Level 3	--
Ending balance, June 30, 2011	$130

The losses included in net income represent the other than temporary impairment charges taken during the six months ended June 30, 2011 for the securities classified as Level 3.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The total of these impaired loans not requiring an allowance at June 30, 2011 was $27.68 million. At June 30, 2011 all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The following tables summarize the Company’s impaired loans by loan category at fair value on a non - recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy for which a specific allowance has been allocated.

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Residential 1-4 family		$4,632		$4,632
Multifamily		$1,354		$1,354
Construction and Land Development		$3,062		$3,062
Commercial Real Estate-Owner Occupied		$2,098		$2,098
Commercial Real Estate-Non Owner Occupied		$3,640		$3,640
Second Mortgages		$221		$221
Farmland		$270		$270
Personal		$59		$59
Commercial		$1,780		$1,780
Agricultural		$-		$-
Total		$17,116		$17,116

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Residential 1-4 family		$3,871		$3,871
Multifamily		$1,540		$1,540
Commercial, Construction and Land Development		$6,118		$6,118
Commercial Real Estate-Owner Occupied		$4,167		$4,167
Commercial Real Estate-Non Owner Occupied		$3,962		$3,962
Second Mortgages		$84		$84
Farmland		$278		$278
Personal		$50		$50
Commercial		$882		$882
Agricultural		$16		$16
Total		$20,968		$20,968

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional write-downs have occurred due to the recessionary economic environment, then the foreclosed asset balances are reclassified as non-recurring Level 3. The following tables summarize the Company’s foreclosed and repossessed assets at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010

	June 30, 2011
	Level 1	Level 2	Level 3	Total Fair Value

Repossessions/OREO	--	$15,378	$1,559	$16,937

	December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value

Repossessions/OREO	--	$15,347	$--	$15,347

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

General

The Company has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s financial statements.

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

Deposits

The fair value of deposits is based on discounted cash flows using current market rates applied to the cash flow analysis for each time deposit.

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

The carrying amounts and fair values of the Company's financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$71,208	$71,208	$82,152	$82,152
Securities available for sale	66,418	66,418	56,096	56,096
Other investments	5,674	5,674	6,026	6,026
Loans, net	418,757	418,545	440,274	438,952
Deposits	(526,900)	(511,559)	(536,772)	(519,111)
Other short-term borrowings	(57,670)	(64,573)	(65,952)	(72,687)
Long-term debt	(14,058)	(14,947)	(14,968)	(15,779)
Capital Securities	(3,150)	(2,502)	(3,150)	(2,502)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  10. Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Treasuries	6,061		2	6,059
State and political subdivisions	19,287	136	802	18,621
Mortgage backed securities	32,053	191	179	32,065
Pooled Trust Preferred	4,067	-	3,937	130
Single Issue Trust Preferred	1,925	-	47	1,878
SBA Pools	7,202	82	101	7,183
SLMA	500	-	18	482
	$71,095	$409	$5,086	$66,418

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Treasuries
State and political subdivisions	19,885	78	1,673	18,291
Mortgage backed securities	29,465	289	312	29,442
Pooled Trust Preferred	4,339	-	4,165	173
Single Issue Trust Preferred	1,926	-	122	1,804
SBA Pools	5,978	1	45	5,934
SLMA	500	-	48	452
	$62,093	$368	$6,365	$56,096

Investment securities available for sale with a carrying value of $55,533 and $42,885 at June 30, 2011 and December 31, 2010, respectively, and a market value of $55,512 and $41,849 at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits, FHLB advances, correspondent federal funds credit lines and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	June 30, 2011
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

US Treasuries	$6,058	$2	-	-	$6,058	$2
States and political subdivisions	6,745	207	5,144	595	11,889	802
Mortgage-backed securities	15,413	179	-	-	15,413	179
Pooled Trust Preferred Securities	-	-	130	3,937	130	3,937
Single Issue Trust Preferred	395	16	983	31	1,378	47
SBA Pools	2,005	101	-	-	2,005	101
SLMA	-	-	482	18	482	18

Total	$30,616	$505	$6,739	$4,581	$37,355	$5,086

	December 31, 2010
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$10,822	$807	$4,372	$865	$15,194	$1,672
Mortgage-backed securities	19,193	313	-	-	19,193	313
Pooled Trust Preferred Securities	-	-	173	4,165	173	4,165
Single Issue Trust Preferred	391	21	913	101	1,304	122
SBA Pools	4,018	45	-	-	4,018	45
SLMA	-	-	452	48	452	48

Total	$34,424	$1,186	$5,910	$5,179	$40,334	$6,365

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of June 30, 2011, our TRUP CDOs book value totaled $4.07 million.

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

At June, 2011, the following assumptions were used in our cash flow projections:
•	Deferral / default ranges for 2011 – 1.00% to 2.56%.
•	Deferral / default ranges for 2012 – 1.00% to 2.00%.
•	Deferral / default rate for 2013 – 1.00%.
•	Deferral / default ranges for years thereafter – 0.25% to 0.36%.
•	Prepayments - 1% annually, 100% at maturity
•	The discount rate is calculated using the original discount margin as of the purchase date based on the purchase price added to the appropriate forward 3-month LIBOR rate.
•	15% recovery with 2 year lag extended to 5 years if has been in deferral for 2 years
•	0% recovery on existing defaults
•	Cash flows are discounted at the effective interest rate.

Underlying banks can prepay their trust preferred securities on a quarterly call date after a five year period from the original date of issue. We use a constant prepayment assumption of 1% annually and 100% at maturity. The extent of future prepayments is difficult to project. Since trust preferred securities will count as Tier 1 capital until the end of 2012, it is conceivable that there will not be an initial burst of prepayment activity as tax-deductible Tier 1 capital is still attractive. As large issuers lose Tier 1 treatment beginning in 2013, some of them will likely prepay their trust preferred securities; however, trust preferred will still be eligible as Tier 2 capital so some large issuers may not prepay until closer to maturity.

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

During the first six months 2011, the Company incurred credit-related OTTI charges on our TRUP CDOs of $269 thousand of which $155 thousand was incurred during the second quarter of 2011. OTTI charges of $724 thousand were incurred during the first six months of 2010.

The Company also assesses other securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of June 30, 2011 and December 31, 2010, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at June 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$3,358	$3,366
Due after one year through five years	3,012	3,012
Due after five years through ten years	2,860	2,761
Due after ten years	29,812	25,214
	39,042	34,353

Mortgage-backed securities	32,053	32,065
	$71,095	$66,418

Note 12 –Holding Company Note and Line of Credit

On April 27, 2009, the Company announced that it entered into a Loan Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit  and a Closed-End Term Loan (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans.  Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in April 2014 and the Company has deposited the 35 monthly payments up to the balloon date into a reserve account held at CBB. One of the covenants included in the loan documents requires that the Bank and Company remain well-capitalized. The Company did receive a covenant waiver from CBB during the second quarter of 2011 after falling below “well-capitalized” to “adequately capitalized “.

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

Regulatory Environment

. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations throughout 2011 and beyond.  While not determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated there-under could significantly affect our operations, increase our operating costs and divert management resources and attention from the primary business of the Bank.

Formal Written Agreement

As previously discussed in Footnote 13, on October 13, 2010, the Company and Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

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

The Company has taken the following actions to comply with the items in the Written Agreement as of June 2011.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank’s loan grading system and ALLL methodology;
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000 which are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis;
•	Completed revising the written contingency funding plan;
•	Completed revising the investment policy;
•
Implemented a capital plan targeted to improve the Company’s and Bank’s capital levels to include strategically reducing the risk weighted assets of the Company, improvement in earnings as well as exploring options to raise additional capital;

•	Completed a Business Continuity Plan and Disaster Recovery Plan;
•	Formed a Directors Compliance Committee to monitor the progress of each item in the written agreement that meets at least quarterly and files a report with the Federal Reserve Bank; and
•	Completed a loan portfolio stress test under four separate scenarios.

Results of Operations

Results of operations for the three-month and six month periods ended June 30, 2011 reflected earnings of $22  thousand and a net loss of $2.10 million, respectively. For the first six months of 2011, provisions for loan loss reserves increased $1.89 million over the corresponding period in 2010 as the Company’s non-performing loans continued to increase due to the effects of the recession. The current regulatory environment and regulatory oversight has also impacted the additional loan loss provisioning. The Company reported earnings of $6 thousand for the six months ended June 30, 2010 and a net loss of $38 thousand for the three month period ended June 30, 2010.

Net interest income for the three-month period ended June 30, 2011 decreased $327 thousand or 6.90% compared to the three months ended June 30, 2010. For the six-month period ended June 30, 2011 net interest income decreased $821 thousand or 8.62% as compared to the six month period ended June 30, 2010.  Average interest-earning assets decreased $7.80 million from the six - month period ended June 30, 2010 to the current six-month period, while average interest-bearing liabilities decreased $2.93 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.99% for the six-month period ended June 30, 2011 representing a decrease of 70 basis points from the same period in 2010.  The primary reasons for the decline in yield is due to the additional loans placed in non-accrual and the increase in federal funds sold balances. The average balance of federal funds sold during the quarter was $58.84 million as a result of the loan and securities portfolios reducing during the period. The average yield on federal funds sold was .24% during the period. The rate on average interest-bearing liabilities decreased 45 basis points to 2.00% for the six month period ended June 30, 2011 as compared to 2.45% for the same period in 2010.

Total interest income for the three and six months ended June 30, 2011 was $1.02 million and $2.03 million less than the comparable 2010 periods due primarily to a reduction in loan and securities balances, new loan and investment securities volume being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during 2010 and 2011. The majority of pay-downs during the last year have been callable agency securities and agency mortgage backed securities. The Company has also reduced its municipal bond holdings by approximately $28.72 million over the last 18 months in an effort to reduce its exposure to municipal debt and related potential credit risk. This has negatively affected the Company’s net interest income as these proceeds were placed back into overnight federal funds sold balances.

The Company’s total interest expense decreased by $693 thousand for the three months and $1.21 million for the six months over the same periods in 2010, due primarily to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits and other liabilities re-pricing lower as they mature or re-price. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits.

During the first six months of 2011, the Company’s non-interest income increased by $683 thousand over the corresponding period for 2010. Service charges on deposit accounts increased by $59 thousand for the six-month period. OTTI write-downs for the first six months of 2011 were $269 compared to $724 for the first six months of 2010. Total non-interest income for the three months ended June 30, 2011 increased $662 thousand over the three month period ended June 30, 2010 due primarily to a reduction in OTTI charges.

Total non-interest expense for the six month period ended June 30, 2011 increased $838 thousand over the comparable period in 2010. Total non-interest expense for the three month period ended June 30, 2011 increased $581 thousand as compared to the three months ended June 30, 2010. FDIC insurance premiums increased to $789 thousand for the six months ended June 30, 2011 compared to $468 thousand for the six months ended June 30, 2010. OREO expenses, write-downs and losses on the sale of OREO and repossessions in the amount of $1.41 million increased $734 thousand for the six month period ended June 30, 2011 as compared to the prior period due to the increasing number of foreclosures. Salaries and employee benefits decreased $173 thousand for the six months ended June 30, 2011 as compared to the prior year period. Total non-interest expense for the three month period ended June 30, 2011 increased $581 thousand over the three month period ended June 30, 2010. This increase was largely a result of increased expenses and write-downs related to foreclosed properties.

In addition to FDIC insurance premiums, for the six months ended June 30, 2011, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $310 thousand, software licensing and maintenance costs totaling $298 thousand, and legal expenses totaling $240 thousand.

For the six months ended June 30, 2010, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $468 thousand, other contracted services totaling $270 thousand, software licensing and maintenance totaling $363 thousand and telephone / data costs totaling $235 thousand.

For the three month period ended June 30, 2011, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $360 thousand, legal expenses totaling $151 thousand, other contracted services totaling $180 thousand, and software licensing and maintenance totaling $152 thousand.

For the three month period ended June 30, 2010, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $234 thousand, other contracted services totaling $139 thousand, software licensing and maintenance totaling $179 thousand and telephone / data costs totaling $128 thousand.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to (13.19%) for the six-month period ended June 30, 2011 from 0.03% for the corresponding period in 2010. Return on average assets for the six months ended June 30, 2011 was (0.65%) compared to 0.00% for the six months ended June 30, 2010.The provision for loan losses for the three-month and six month periods ended June 30, 2011 totaled $186 thousand and $3.79 million, respectively, a $493 thousand decrease and $1.90 million increase as compared to the corresponding periods in 2010. This increased provision during the first quarter of 2011 was due to the continued recession, increased charge-offs and past due loans, and also to comply with regulatory requirements. In particular, the additional provisions were in response to additional loans being placed into non-accrual status, primarily in the Company’s Tennessee and North Carolina market areas, in response to regulatory guidance. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first half of 2011 were $2.95 million compared with $2.57 million for the first six months of 2010. Year–to–date net charge-offs were .69% and 0.53% of total loans for the periods ended June 30, 2011 and June 30, 2010, respectively. Loan loss reserves increased 1.38% to $11.16 million at June 30, 2011 from $11.01 million at June 30, 2010.  The Company’s allowance for loan loss reserves at June 30, 2011 increased to 2.60% of total loans versus 2.28% at June 30, 2010.  At December 31, 2010, the allowance for loan loss reserve as a percentage of total loans was 2.29%.

Financial Position

Total loans decreased from $482.01 million at June 30, 2010 to $429.91 million at June 30, 2011.  Total loans at December 31, 2010 were $450.59 million. Over the last 3 years, the Company has significantly decreased its construction portfolio as a result of the economic downturn. Since June 30, 2010 the Company has reduced its construction loan and other land loan balances approximately $7.67 million. The Company has also been reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. Overall loan demand has slowed significantly over the last 2 years due to the recessionary environment. The loan to deposit ratio decreased from 91.70% at June 30, 2010 to 81.59% at June 30, 2011 due to the reduction in the loan portfolio. The loan to deposit ratio at December 31, 2010 was 83.95%.  Deposits at June 30, 2011 have increased $1.26 million since June 30, 2010 and have decreased $9.88 million since December 31, 2010. During the last 24 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. As a result being “adequately-capitalized” for regulatory capital purposes, the Bank cannot renew or accept brokered deposits without prior regulatory approval and cannot offer interest rates on  deposit accounts that are significantly higher than the average rates in our market area.

The Company also owns approximately $4.07 million (carrying value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at June 30, 2011 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of June 30, 2011, the unrealized loss in these securities totaled $3.94 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities. During the six months ended June 30, 2011, the Company recorded OTTI credit related impairment charges on its TRUP CDOs in the amount of $269 thousand.

Below is a table of the Company’s remaining pooled trust preferred balances as of June 30, 2011.

Description	Type	Class	Original Amount $	Book Value 6/30/11 $	Fair Value 6/30/11 $	Unrealized Gain/(Loss) $	Lowest Credit Rating

Pretsel 4-B	Pooled	Mezz B	700,000	85	29	(56)	Ca
Prestel 11-B	Pooled	Mezz B	500,000	398	39	(359)	Ca
Prestel 12-B	Pooled	Mezz B	750,000	394	18	(376)	Ca
Prestel 13-B	Pooled	Mezz B	500,000	326	16	(310)	Ca
Prestel 15-B	Pooled	Mezz B	500,000	263	4	(259)	Ca
Prestel 18-C	Pooled	Mezz C	500,000	325	3	(322)	Ca
Prestel 19-C	Pooled	Mezz C	500,000	306	1	(305)	Ca
Prestel 20-C	Pooled	Mezz C	500,000	14	1	(13)	Ca
Prestel 21-C	Pooled	Mezz C	500,000	293	7	(286)	Ca
Prestel 22-C	Pooled	Mezz C	500,000	283	1	(282)	Ca
Prestel 22-C	Pooled	Mezz C	500,000	316	2	(314)	Ca
Prestel 22-C	Pooled	Mezz C	500,000	316	2	(314)	Ca
Prestel 23-C	Pooled	Mezz C	500,000	442	5	(437)	C
Tropc CDO III	Pooled	Subordinate	1,000,000	306	2	(304)	C
Totals				4,067	130	3,937

In previous years, the Company has used the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company currently has approximately $67.98 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company reduced its borrowings with the FHLB by $8 million over the last six months as one of the advances was called by the FHLB. The rate paid on the called advance was 2.61%. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status are included. Non-performing assets were $41.22 million or 6.49% of total assets at June 30, 2011, compared with $34.37 million or 5.25% of total assets at December 31, 2010. Non-performing assets decreased $1.59 million from the March 31, 2011 total of $42.81 million. Approximately $4.37 million of the increase in non-accrual loans during the first half of 2011 represent loans paying interest only as agreed under the terms of their loan agreement but are classified as non-accrual to comply with regulatory guidance.

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loans losses. These analyses include  individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. In recent years, the Company used a rolling three-year history by loan category in determining pool allocation factors. However, due to the severe economic recession, the Company based its pool allocations as of June 30, 2011 and December 31, 2010 to more closely match losses incurred during 2009 and 2010 rather than the average of the prior three years.  In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market area, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors.

At June 30, 2011 and December 31, 2010, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US Generally Accepted Accounting Principles.

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

At June 30, 2011 OREO balances were $16,917 and consisted of 38 relationships.   The following chart details each category type, number of accounts and balance.

OREO Property at 6/30/2011

OREO Description	Number	Balance at 6/30/2011
		(in thousands)
Land Development - Vacant Land	13	$4,215
1-4 Family	19	6,477
Multifamily	1	3,128
Commercial Real Estate	5	3,097

Total	38	$16,917

The one multifamily property totaling $3.1 million contains twenty – nine residential units outside the Sevierville, Tennessee area. The second largest property totals $2.08 million and is a tract of land of partially developed lots and vacant land also in the Sevierville, Tennessee market area. There has been increased deterioration in the Tennessee commercial real estate market compared to other markets. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Company has recently formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO has been negatively affected by the current economic climate  and the reduction of  non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession.

Investment securities and other investments totaled $72.09 million (market value) at June 30, 2011 which reflects an increase of $9.96 million or 16.03% from the December 31, 2010 total of $62.13 million. Investment securities available for sale and other investments at June 30, 2011 were comprised of mortgage backed securities (43.36% of the total securities portfolio), municipal issues (25.83%), collateralized mortgage obligations (1.12%), corporate bonds (3.45%), SBAs pools (9.96%), and US Treasuries (8.40%).  The Company’s entire securities portfolio was classified as available for sale at both June 30, 2011 and December 31, 2010.
Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank and Community Bankers Bank stock. These investments (carrying value of $5.67 million and 7.87% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $31.65 million at June 30, 2011, representing a decrease of $4.37 million or 12.12% from June 30, 2010. Total stockholders’ equity at December 31, 2010 was $32.88 million. The decrease in stockholders’ equity from June 30, 2010 to June 30, 2011 is primarily due to the net loss with the additional loan loss provision recorded over the last 12 months. The Company’s  other than temporary impairment losses recorded over the last 12 months did not negatively impact stockholders equity since these losses were already included in stockholders equity directly through Accumulated Other Comprehensive Income.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Footnote 4 for a more detailed discussion of the Company’s and Bank’s regulatory capital ratios.

The Company plans to continue to reduce its higher risk weighted assets (primarily commercial real estate loans and non –performing assets) as well as the overall asset size of the Bank over the next 12 months in an effort to improve its regulatory capital ratios. Additionally, the Board of Directors and management are committed to regain “well-capitalized” status at all levels, and we are continuing to explore options for raising additional capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($71.21 million as of June 30, 2011) and unrestricted investment securities available for sale ($10.48 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract non-brokered certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	The ability to attract and maintain capital levels adequate to support the Company’s asset levels;
•	Our inability to comply with the Written Agreement dated October 13, 2010;
•	Our inability to comply with certain covenants of the Company’s Loans with Community Bankers Bank;
•	Continued problems related to the national credit crisis and deepening recession;
•	Unemployment continuing to rise;
•	Difficult market conditions in our industry;
•	Unprecedented levels of market volatility;
•	Effects of the soundness of other financial institutions;
•	Potential impact on us of recently enacted legislation;
•	Further deterioration in the housing market and collateral values;
•	The ability to successfully manage the Company’s strategic plan.
•	The ability to continue to attract low cost core deposits
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Further adverse changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments to the Company’s legal proceedings during the quarter ended June 30, 2011. For a description of the Company’s legal proceedings, see the Quarterly Report on Form 10-Q for the period ended March 31, 2011.

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
101
The following materials from the Highlands Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders Equity and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC. (Registrant)

Date: August 12, 2011	By:	/s/ Samuel L. Neese
Samuel L. Neese
Chief Executive Officer

Date: August 12, 2011	By:	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: August 12, 2011	By:	/s/ James R. Edmondson
James R. Edmondson
Vice President of Accounting

42

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
101
The following materials from the Highlands Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders Equity and (v) Notes to Consolidated Financial Statements.