Form 10-Q
period 2011-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2011-11-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

5,011,152 shares of common stock, par value $0.625 per share, outstanding as of November 14, 2011

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended September 30, 2011

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010
3

Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2011 and 2010	4

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2011 and 2010	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2011 and 2010	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Removed and Reserved	44

Item 5. Other Information	44

Item 6. Exhibits	44

SIGNATURES AND CERTIFICATIONS	45

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
ASSETS	September 30, 2011 (Unaudited)	December 31, 2010 (Note 1)

Cash and due from banks	$15,560	$15,693
Federal funds sold	73,992	66,459

Total Cash and Cash Equivalents	89,552	82,152

Investment securities available for sale (amortized cost $65,436 at September 30, 2011, $62,093 at December 31, 2010)	62,092	56,096
Other investments, at cost	5,498	6,026
Loans, net of allowance for loan losses of $9,938 at September 30, 2011, $10,320 at December 31, 2010	405,720	440,274
Premises and equipment, net	21,994	23,509
Deferred tax assets	11,387	11,887
Interest receivable	2,556	2,544
Bank owned life Insurance	13,115	12,777
Other real estate owned	16,916	15,316
Other assets	5,291	4,927

Total Assets	$634,121	$655,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$98,458	$85,923
Interest bearing	426,917	450,849

Total Deposits	525,375	536,772

Interest, taxes and other liabilities	1,314	1,786
Other short-term borrowings	57,673	65,952
Long-term debt	14,008	14,968
Capital securities	3,150	3,150

Total Other Liabilities	76,145	85,856

Total Liabilities	601,520	622,628

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	23,897	25,923
Accumulated other comprehensive income (loss)	(2,211)	(3,958)

Total Stockholders’ Equity	32,601	32,880

Total Liabilities and Stockholders’ Equity	$634,121	$655,508

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010
INTEREST INCOME
Loans receivable and fees on loans	$18,898	$21,400	$6,170	$6,958
Securities available for sale:
Taxable	1,005	696	349	331
Exempt from taxable income	611	1,342	201	285
Other investment income	63	67	28	12
Federal funds sold	112	34	39	22

Total Interest Income	20,689	23,539	6,787	7,608

INTEREST EXPENSE
Deposits	5,027	6,828	1,589	2,247
Federal funds purchased	-	1	-	-
Other borrowed funds	2,620	2,754	855	925

Total Interest Expense	7,647	9,583	2,444	3,172

Net Interest Income	13,042	13,956	4,343	4,436

Provision for Loan Losses	4,238	2,993	449	1,102

Net Interest Income after Provision for Loan Losses	8,804	10,963	3,894	3,334

NON-INTEREST INCOME
Securities gains, losses, net	251	65	108	(106)
Service charges on deposit accounts	1,565	1,503	534	531
Other service charges, commissions and fees	1,322	1,106	427	383
Other operating income	745	507	400	187
Other than temporary impairment	(269)	(1,199)	-	(475)
Total Non-Interest Income	3,614	1,982	1,469	520

NON-INTEREST EXPENSE
Salaries and employee benefits	7,516	7,535	2,454	2,300
Occupancy expense of bank premises	820	848	300	269
Furniture and equipment expense	1,019	1,242	320	408
Other operating expense	4,275	3,337	1,412	945
Foreclosed Assets – Loss on Sale / Write-down	1,419	1,038	702	631
Foreclosed Assets – Operating Expenses	919	415	224	144
Total Non-Interest Expense	15,968	14,415	5,412	4,697

Income (Loss) Before Income Taxes	(3,550)	(1,470)	(49)	(843)

Income Tax Expense (Benefit)	(1,524)	(1,079)	(124)	(446)

Net Income (Loss)	$(2,026)	$(391)	$75	$(397)

Basic Earnings (Loss) Per Common Share	$(0.41)	$(0.08)	$.01	$(0.08)

Earnings (Loss) Per Common Share – Assuming Dilution	$(0.41)	$(0.08)	$.01	$(0.08)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(2,026)	$(391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	4,238	2,993
Depreciation and amortization	847	996
Net realized (gains) losses on available for sale securities	(251)	(65)
Net amortization on securities	353	147
Other than temporary impairment charge	269	1,199
Amortization of Capital issue costs	4	4
(Increase) decrease in interest receivable	(12)	(274)
Valuation adjustment of other real estate owned	1,321	633
(Increase) decrease in other assets	(155)	(1,314)
Increase (decrease) in interest, taxes and other liabilities	(472)	101

Net cash provided by operating activities	4,116	4,029

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	13,910	22,518
Proceeds from maturities of debt and equity securities	3,483	5,987
Purchase of debt and equity securities	(21,358)	(18,667)
Redemption of other investments	528	2,192
Net (increase) decrease in loans	24,275	1,980
Proceeds from sales of other real estate owned	3,117	3,062
Premises and equipment expenditures	(35)	(95)

Net cash provided by investing activities	23,920	16,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	(27,305)	(1,109)
Net increase in demand, savings and other deposits	15,908	10,165
Decrease in short-term borrowings	(8,279)	(8,031)
Increase (decrease) in long-term debt	(960)	4,184

Net cash provided by (used in) financing activities	(20,636)	5,209

Net (decrease) increase in cash and cash equivalents	7,400	26,215
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	82,152	29,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,552	$55,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,761	$9,383
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$6,041	$10,449

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2010	5,011	$3,132	$7,783	$28,069	$(2,971)	$36,013

Comprehensive income:
Net income /(loss)	-	-	-	(397)	-	(397)
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $263	-	-	-	-	512	512
Less: reclassification adjustment net of deferred tax of $35	-	-	-	-	71	71
Total comprehensive income	-	-	-	-	-	186

Balance, September 30, 2010	5,011	$3,132	$7,783	$27,672	$(2,388)	$36,199

Balance, June 30, 2011	5,011	$3,132	$7,783	$23,822	$(3,090)	$31,647

Comprehensive income:
Net income	-	-	-	75	-	75
Change in unrealized loss on securities available for sale, net of deferred income tax expense of $491	-	-	-	-	950	950
Less: reclassification adjustment net of deferred tax expense of $37	-	-	-	-	(71)	(71)
Total comprehensive income	-	-	-	-	-	954

Balance, September 30, 2011	5,011	$3,132	$7,783	$23,897	$(2,211)	$32,601

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2009	5,011	$3,132	$7,783	$28,063	$(3,550)	$35,428

Comprehensive income:
Net income	-	-	-	(391)	-	(391)
Change in unrealized (loss) on securities available for sale, net of deferred income tax expense of $620	-	-	-	-	1,204	1,204
Less: reclassification adjustment net of deferred tax expense of $23	-	-	-	-	(42)	(42)
Total comprehensive income	-	-	-	-	-	771

Balance, September 30, 2010	5,011	$3,132	$7,783	$27,672	$(2,388)	$36,199

Balance, December 31, 2010	5,011	$3,132	$7,783	$25,923	$(3,958)	$32,880

Comprehensive income:
Net income (loss)	-	-	-	(2,026)	-	(2,026)
Change in unrealized (loss) on securities available for sale, net of deferred income tax expense of $985	-	-	-	-	1,913	1,913
Less: reclassification adjustment net of deferred tax expense of $85	-	-	-	-	(166)	(166)
Total comprehensive income (loss)	-	-	-	-	-	(279)

Balance, September 30, 2011	5,011	$3,132	$7,783	$23,897	$(2,211)	$32,601

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States Generally Accepted Accounting Principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included.  The consolidated balance sheet as of December 31, 2010 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2010 Form 10-K. The results of operations for the three-month and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 2 -  Loans and Allowance for Loan Losses  (amounts in thousands)

A summary of transactions in the consolidated allowance for loan losses for the nine months ended September 30 is as follows:

	2011	2010
Allowance for loan losses at beginning of year	$10,320	$11,681
Loans charged off:
Residential 1-4 Family	445	610
Multifamily	203	240
Construction and Land Loans	1,729	1,667
Commercial, Owner Occupied	276	547
Commercial, Non-owner occupied	89	46
Second Mortgages	351	425
Equity Lines of Credit	26	81
Farmland	272	131

Secured (other ) and unsecured
Personal	304	455
Commercial	844	772
Agricultural	98	27
Overdrafts	138	173
Total	4,775	5,174
Recoveries of loans previously charged off:

Residential 1-4 Family	6	-
Multifamily	-	-
Construction and Land Loans	53	-
Commercial, Owner Occupied	-	-
Commercial, Non-owner occupied	-	-
Second Mortgages	10	1
Equity Lines of Credit	-	-
Farmland	20	-

Secured (other ) and unsecured
Personal	53	45
Commercial	12	12
Agricultural	1	1
Overdrafts	-	3

Total	155	62

Net loans charged off	4,620	5,112
Provision for loan losses	4,238	2,993
Allowance for loan losses end of period	$9,938	$9,562

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The composition of net loans is as follows:

	September 30, 2011	December 31, 2010
Real Estate Secured:
Residential 1-4 family	$171,919	$175,522
Multifamily	14,235	15,593
Construction and Land Loans	23,280	30,901
Commercial, Owner Occupied	74,970	78,279
Commercial, Non-owner occupied	36,405	43,652
Second mortgages	13,418	14,132
Equity lines of credit	9,511	10,016
Farmland	11,705	12,790
	355,443	380,885

Secured (other) and unsecured
Personal	24,056	26,773
Commercial	33,779	40,471
Agricultural	2,732	2,848
	60,567	70,092

Overdrafts	205	214

	416,215	451,191
Less:
Allowance for loan losses	9,938	10,320
Net deferred fees	557	597
	10,495	10,917

Loans, net	$405,720	$440,274

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of  September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$1,801	$860	$6,175	$8,836	$163,083	$171,919	$1,126
Equity lines of credit	-	143	-	143	9,368	9,511	-
Multifamily	-	-	953	953	13,282	14,235	-
Farmland	-	-	-	-	11,705	11,705	-
Construction, Land Development, Other Land Loans	280	-	2,038	2,318	20,962	23,280	194
Commercial Real Estate- Owner Occupied	2,313	69	6,399	8,781	66,189	74,970	-
Commercial Real Estate- Non Owner Occupied	-	1,746	571	2,317	34,088	36,405	119
Second Mortgages	513	1	74	588	12,830	13,418	49
Non Real Estate Secured
Personal	283	40	147	470	23,791	24,261	81
Business	431	161	780	1,372	32,407	33,779	73
Agricultural	5	1	1	7	2,725	2,732	1

Total	$5,626	$3,021	$17,138	$25,785	$390,430	$416,215	$1,643

The following table is an analysis of past due loans as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,780	$1,245	$4,937	$9,962	$165,560	$175,522	$1,726
Equity lines of credit	-	99	-	99	9,917	10,016	-
Multifamily	-	-	40	40	15,553	15,593	-
Farmland	348	-	774	1,122	11,668	12,790	-
Construction, Land Development, Other Land Loans	825	152	3,153	4,130	26,771	30,901	53
Commercial Real Estate- Owner Occupied	1,612	105	6,301	8,018	70,260	78,278	1,776
Commercial Real Estate- Non Owner Occupied	-	165	1,520	1,685	41,967	43,652	602
Second Mortgages	234	-	529	763	13,369	14,132	-
Non Real Estate Secured
Personal	303	101	74	478	26,510	26,988	14
Business	190	406	1,456	2,052	38,419	40,471	289
Agricultural	7	-	96	103	2,745	2,848	68

Total	$7,299	$2,273	$18,880	$28,452	$422,739	$451,191	$4,528

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Credit card loans and other personal loans are typically charged off no later than 180 days past due.   In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. The September 30, 2011 total includes approximately $4.9 million of loans that are current and paying under the terms of their existing loan agreement.

The following is a summary of non-accrual loans at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Real Estate Secured
Residential 1-4 Family	$5,049	$3,211
Multifamily	953	40
Construction and Land Loans	1,844	3,100
Commercial-Owner Occupied	6,399	4,525
Commercial- Non Owner Occupied	4,752	918
Second Mortgages	25	529
Equity Lines of Credit	-	-
Farmland	631	774
Secured (other) and Unsecured
Personal	66	60
Commercial	707	1,167
Agricultural	-	29

Total	$20,426	$14,353

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Bank’s loan portfolio at September 30, 2011 and December 31, 2010: The grades are assigned and / or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of September 30, 2011
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	$38,331	$1,236	$1,140	$4,098	$6,426	$1,806
Satisfactory	77,420	10,015	3,335	5,641	24,279	14,503
Acceptable	36,634	1,105	4,539	6,084	26,803	10,657
Special Mention	2,825	-	2,191	2,195	3,823	-
Substandard	16,709	1,879	500	5,262	13,639	9,439
Doubtful	-	-	-	-	-	-

Total	$171,919	$14,235	$11,705	$23,280	$74,970	$36,405

Credit Risk Profile by Internally Assigned Grade as of December 31, 2010
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	$40,371	$1,911	$977	$4,298	$7,102	$3,604
Satisfactory	80,759	9,258	4,399	7,355	26,055	16,729
Acceptable	36,411	1,806	4,285	5,585	27,878	13,013
Special Mention	4,778	946	178	2,346	5,430	304
Substandard	12,832	1,672	2,951	11,317	11,390	10,002
Doubtful	371	-	-	-	424	-

Total	$175,522	$15,593	$12,790	$30,901	$78,279	$43,652

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

    Credit Risk Profile based on payment activity as of  September 30, 2011:
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$24,114	$22,855	$32,369	$2,731
Nonperforming (>90 days past due)	147	74	1,410	1

Total	$24,261	$22,929	$33,779	$2,732

Credit Risk Profile based on payment activity as of December 31, 2010:
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$26,699	$23,619	$39,015	$2,751
Nonperforming (>90 days past due)	74	529	1,456	97

Total	$26,773	$24,148	$40,471	$2,848

The following tables reflect the Bank’s impaired loans at September 30, 2011 and December 31, 2010.

A loan is considered impaired when according to contractual terms the collection of interest and principal is in doubt. An allowance for loan loss is established on loans for which it is probable that the full collection of principal is in doubt.  The recorded investment represents the unpaid principal balance less any previously charged off amounts. The average recorded investment represents the “year to date” average recorded investment for each category listed.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

 The following tables reflect the Bank’s impaired loans at September 30, 2011:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$8,671	$8,671	$-	$8,061	$239
Equity lines of credit	-	-	-	-	-
Multifamily	926	926	-	483	48
Farmland	149	149	-	462	7
Construction, Land Development, Other Land Loans	2,383	2,383	-	3,118	84
Commercial Real Estate- Owner Occupied	9,655	10,053	-	7,577	125
Commercial Real Estate- Non Owner Occupied	3,501	3,501	-	3,504	172
Second Mortgages	507	507	-	604	19
Non Real Estate Secured
Personal /Consumer	27	27	-	24	2
Business Commercial	2,004	2,004	-	1,635	44
Agricultural	-	-	-	-	-
Credit Cards	-	-	-	-	-

Total	$27,823	$28,221	$-	$25,468	$740

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$5,563	$5,751	$999	$5,039	$121
Equity lines of credit	-	-	-	-	-
Multifamily	953	1,099	269	1,293	11
Farmland	309	309	40	311	7
Construction, Land Development, Other Land Loans	2,879	2,879	625	4,957	66
Commercial Real Estate- Owner Occupied	2,345	2,345	490	3,311	60
Commercial Real Estate- Non Owner Occupied	4,485	4,485	348	4,759	7
Second Mortgages	193	193	78	139	3
Non Real Estate Secured
Personal /Consumer	84	84	42	67	3
Business Commercial	1,332	1,332	715	1,732	16
Agricultural	-	-	-	14	-
Credit Cards	-	-	-	-	-

Total	$18,143	$18,477	$3,606	$21,622	$294

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of  September 30, 2011.

	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2010	$1,521	$229	$2,155	$504	$1,353	$323	$83	$229	$516	$2,185	$1,222	10,320
Provision for Credit Losses	699	491	1,471	1,012	(847)	551	22	425	665	525	(776)	4,238
Charge-offs	445	203	1,729	276	89	351	26	272	442	942	-	4,775
Recoveries	(6)	-	(53)	-	-	(10)	-	(20)	(53)	(13)	-	(155)
Net Charge-offs	439	203	1,676	276	89	341	26	252	389	929	-	4,620
Ending Balance September 30, 2011	1,781	517	1,950	1,240	417	533	79	402	792	1,781	446	9,938
Ending Balance: Individually evaluated for impairment	999	269	625	490	348	78	-	40	42	715	-	3,606
Ending Balance: Collectively Evaluated for Impairment	782	248	1,325	750	69	455	79	362	750	1,066	446	6,332
Loans:
Ending Balance: Individually Evaluated for Impairment	14,233	1,879	5,262	11,999	7,986	701	-	458	111	3,336	-	45,966
Ending Balance: Collectively Evaluated for Impairment	157,686	12,356	18,018	62,971	28,419	12,717	9,511	11,247	24,150	33,175	-	370,249
Ending Balance: September 30, 2011	$171,919	$14,235	$23,280	$74,970	$36,405	$13,418	$9,511	$11,705	$24,261	$36,511	-	$416,215

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired when according to contractual terms the collection of interest and principal is in doubt. An allowance for loan loss is established on loans for which it is probable that the full collection of principal is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, are analyzed to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics may be analyzed for impairment:

·	A loan is 60 days or more delinquent on scheduled principal or interest;
·	A loan is presently in an unapproved over advanced position;
·	A loan is newly modified; or
·	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings. Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $15.12 million and $13.98 million of loans categorized as troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed likely.

As a result of adopting the amendments in ASU 2011-02, the Bank  reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Bank identified no TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology.  The Company performs a formal review of all impaired loans and assigns a specific reserve as needed.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	For the nine months ended September 30, 2011			For the three months ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Real Estate Secured
Residential 1-4 Family	3	$1,579	$1,579	2	$1,052	$1,052
Equity Lines of Credit	-	$-	$-	-	$-	$-
Multifamily	-	$-	$-	-	$-	$-
Farmland	1	$152	$152	-	$-	$-
Construction, Land Dev.	1	$1,364	$1,364	-	$-	$-
Commercial Real Estate (Owner Occupied)	4	$1,058	$1,058	1	$607	$607
Commercial Real Estate (Non Owner Occupied)	3	$5,200	$5,200	2	$4,802	$4,802

Second Mortgages	1	$84	$84	1	$84	$84

Non Real Estate Secured

Personal/Consumer	-	$-	$-	-	$-	$-

Business/Commercial	1	$992	$992	1	$992	$992

Agricultural	2	$1,429	$779	1	$-	$-

During the nine months ended September 30, 2011, the Bank modified or renewed 16 loans that were considered to be troubled debt restructurings.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Nine months ended September 30, 2011		Three months ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted During the Period:
Real Estate Secured
Residential 1-4 Family	-	$-	-	$-
Equity Lines of Credit	-	$-	-	$-
Multifamily	-	$-	-	$-
Farmland	-	$-	-	$-
Construction, Land Dev.	1	$834	-	$-
Commercial Real Estate (Owner Occupied)	-	$-	-	$-
Commercial Real Estate (Non Owner Occupied)	-	$-	-	$-

Second Mortgages	-	$-	-	$-

Personal/Consumer	-	-	-	$-

Business/Commercial	1	-	-	$-

Agricultural	2	-	-	$-

During the nine months ended September 30, 2011, 1loan that had previously been restructured, was in default.  The Bank considers a loan in default when it is 90 days or more past due or on nonaccrual status.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting the loan grades of such loans. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on restructured loans evaluated individually.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 3 - Income Taxes

Income tax expense (benefit) for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2011	2010

Tax expense (benefit) at statutory rate	$(1,207)	$(500)
Reduction in taxes from:
Tax-exempt interest	(237)	(488)
Other, net	(80)	(91)

Income tax benefit	$(1,524)	$(1,079)

Note 4  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  For capital adequacy purposes, the regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table presents the capital ratios for the Company and the Bank at September 30, 2011.

Entity	Tier 1	Total risk based	Leverage

Highlands Bankshares, Inc.	7.16%	8.42%	4.67%

Highlands Union Bank	7.89%	9.15%	5.14%

As of December 31, 2010, both the Company and Bank were considered “well-capitalized.” However, during the first quarter of 2011, as a result of additional loan loss provisions and approximately $5.4 million in additional deferred taxes being disallowed for regulatory capital purposes, the Bank’s total risk based capital ratio fell below the required minimum to be “well-capitalized.” The Bank’s Tier 1 Capital to Risk Weighted assets ratio and Tier 1 capital to Adjusted Total Assets (Leverage) remain above the “well-capitalized” thresholds.  Because the Bank’s total risk-based capital ratio was below 10% as of September 30, 2011, the Bank is considered to be “adequately-capitalized” under the regulatory framework for prompt corrective action.  As a result of our status as “adequately-capitalized” for regulatory capital purposes, the Bank cannot renew or accept brokered deposits without prior regulatory approval and cannot offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area.

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

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the nine and three months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010

Basic Earnings (loss) per Share	$(0.41)	$(0.08)	$0.01	$(0.08)

Basic Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Diluted Earnings (loss) per Share	$(0.41)	$(0.08)	$0.01	$(0.08)

Diluted Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2011, these commitments included: standby letters of credit of $610 thousand; equity lines of credit of $10.17 million; credit card lines of credit of $5.55 million; commercial real estate, construction and land development commitments of $2.53 million; and other unused commitments to fund interest earning assets of $21.65 million.

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

Disclosures related to TDRs under ASU 2010-20 have been presented in Note 2.

In December 2010, the Intangibles topic of the ASC was amended to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings upon adoption.  Impairments occurring subsequent to adoption should be included in earnings.  The amendment was effective for the Company beginning January 1, 2011.

In September 2011, the Intangibles topic was again amended to permit an entity to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  These amendments will be effective for the Company on January 1, 2012.

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

As of September 30, 2011, the Company holds approximately $4.07 million (amortized cost) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these and similar securities at September 30, 2011 is not active.  The TRUP CDOs  have been classified within Level 3 of the fair value hierarchy because it has been determined that significant adjustments are required for fair value assessment at the measurement date.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy.

September 30, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
US Treasuries	$-	$6,046	$-	$6,046
State and Political Subdivisions	$-	$18,496	$-	$18,496
Mortgage Backed Securities	$-	$27,902	$-	$27,902
TRUP CDO’s	$-	$-	$146	$146
Single Issue Trust Preferred	$-	$1,838	$-	$1,838
SBA Pools	$-	$7,193	$-	$7,193
SLMA	$-	$471	$-	$471
Total AFS Securities	$-	$61,946	$146	$62,092

December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$18,291	$-	$18,291
Mortgage Backed Securities	$-	$29,442	$-	$29,442
TRUP CDO’s	$-	$-	$173	$173
Single Issue Trust Preferred	$-	$1,804	$-	$1,804
SBA Pools	$-	$5,934	$-	$5,934
SLMA	$-	$452	$-	$452
Total AFS Securities	$-	$55,923	$173	$56,096

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table shows a reconciliation of the beginning and ending balance at September 30, 2011 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale

Beginning balance, December 31, 2010	$173
Total losses included in net income	(269)
Included in other comprehensive income	242
Transfers in or out of Level 3	--
Ending balance, September 30, 2011	$146

The losses included in net income represent the other than temporary impairment charges taken during the nine months ended September 30, 2011 for the securities classified as Level 3.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The total of these impaired loans not requiring an allowance at September 30, 2011 was $27.82 million. At September 30, 2011 all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2.

The following tables summarize the Company’s impaired loans by loan category at fair value on a non - recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy for which a specific allowance has been allocated. The amounts shown below represent the recorded investment of the impaired loans net of the corresponding loan loss reserve that has been allocated to these specific loans.

September 30, 2011

	Level 1	Level 2	Level 3	Total Fair Value
Residential 1-4 family		$4,564		$4,564
Multifamily		$684		$684
Construction and Land Development		$2,254		$2,254
Commercial Real Estate-Owner Occupied		$1,855		$1,855
Commercial Real Estate- Non Owner Occupied		$4,137		$4,137
Second Mortgages		$115		$115
Farmland		$269		$269
Personal		$42		$42
Commercial		$617		$617
Agricultural		$-		$-
Total		$14,537		$14,537

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

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional write-downs have occurred due to the depressed real estate market, then the foreclosed asset balances are reclassified as non-recurring Level 3. The following tables summarize the Company’s foreclosed and repossessed assets at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010.

September 30, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO	--	$ 16,212	$ 800	$ 17,012

December 31, 2010
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO	--	$ 15,347	--	$ 15,347

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

General

The Company has no liabilities carried at fair value or measured at fair value on a non-recurring basis.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company’s financial instruments.

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$89,552	$89,552	$82,152	$82,152
Securities available for sale	62,092	62,092	56,096	56,096
Other investments	5,498	5,498	6,026	6,026
Loans, net	405,720	405,013	440,274	438,952
Deposits	(525,375)	(518,379)	(536,772)	(519,111)
Other short-term borrowings	(57,673)	(64,575)	(65,952)	(72,687)
Long-term debt	(14,008)	(14,898)	(14,968)	(15,779)
Capital Securities	(3,150)	(2,502)	(3,150)	(2,502)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  10. Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Treasuries	$6,045	$1	$-	$6,046
State and political subdivisions	18,468	227	199	18,496
Mortgage backed securities	27,367	536	1	27,902
Pooled Trust Preferred	4,067	-	3,921	146
Single Issue Trust Preferred	1,924	-	86	1,838
SBA Pools	7,065	181	53	7,193
SLMA	500	-	29	471
	$65,436	$945	$4,289	$62,092

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Treasuries	$-	$-	$-	$-
State and political subdivisions	19,885	78	1,673	18,291
Mortgage backed securities	29,465	289	312	29,442
Pooled Trust Preferred	4,339	-	4,165	173
Single Issue Trust Preferred	1,926	-	122	1,804
SBA Pools	5,978	1	45	5,934
SLMA	500	-	48	452
	$62,093	$368	$6,365	$56,096

Investment securities available for sale with a carrying value of $47,623 and $42,885 at September 30, 2011 and December 31, 2010, respectively, and a market value of $48,259 and $41,849 at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits, FHLB advances, correspondent federal funds credit lines and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	September 30, 2011
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

US Treasuries	$-	$-	$-	$-	$-	$-
States and political subdivisions	1,206	48	5,278	151	6,484	199
Mortgage-backed securities	2,027	1	-	-	2,027	1
Pooled Trust Preferred Securities	-	-	146	3,921	146	3,921
Single Issue Trust Preferred	495	18	843	68	1,338	86
SBA Pools	2,002	53	-	-	2,002	53
SLMA	-	-	471	29	471	29

Total	$5,730	$120	$6,738	$4,169	$12,468	$4,289

	December 31, 2010
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$10,822	$807	$4,372	$865	$15,194	$1,672
Mortgage-backed securities	19,193	313	-	-	19,193	313
Pooled Trust Preferred Securities	-	-	173	4,165	173	4,165
Single Issue Trust Preferred	391	21	913	101	1,304	122
SBA Pools	4,018	45	-	-	4,018	45
SLMA	-	-	452	48	452	48

Total	$34,424	$1,186	$5,910	$5,179	$40,334	$6,365

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of September 30, 2011, our TRUP CDOs book value totaled $4.07 million.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”).

For other than temporary impairment analysis, the Company utilizes the current accounting guidance for OTTI that is intended to measure the change in projected cash flows for securitized assets. Specifically, we measure how the current projected cash flows differ from our most recent projection (e.g. as of the last quarter). A decrease in the present value of projected cash flows is considered an “adverse change” and may trigger a charge for other-than-temporary impairment. The Company formally analyzes the credit characteristics of the underlying collateral on each individual security as a basis for credit deferral / default assumptions.   This methodology is documented and reviewed with our audit committee for determining impairment each quarter.  Additionally, we utilize certain data contained in the baseline deferral / default assumptions that were developed by the FDIC (from default data during the 1988-1992 periods). The Company’s credit evaluation of each of the entities comprising the underlying collateral considers all available information and evidence.  Our initial credit evaluation focuses on asset quality (using the Texas Ratio and Modified Texas Ratio), capitalization (using Leverage, Tier 1 and Total Risk Based Capital), third party ratings of financial strength, the ratio of reserve for loan losses to loans and current earnings performance. For those underlying issuers that are determined to be potentially impaired based on the initial review, a more detailed quarterly trend analysis is completed. This analysis focuses on trends related to non-performing assets, reserve for loan losses, capitalization and earnings performance. The results of the internal assessment are factored into an analysis stressing the projections of cash flow.

At September, 2011, the following assumptions were used in our cash flow projections:

•	Deferral / default ranges for 2011 – 1.00% to 2.39%.
•	Deferral / default ranges for 2012 – 1.00% to 2.00%.
•	Deferral / default rate for 2013 – 1.00%.
•	Deferral / default ranges for years thereafter – 0.25% to 0.36%.
•	Prepayments - 1% annually, 100% at maturity
• • • •
        The discount rate is calculated using the original discount margin as of the purchase date based on the purchase price added to the appropriate forward 3-month LIBOR rate.
        15% recovery with 2 year lag extended to 5 years if has been in deferral for 2 years.
        0% recovery on existing defaults
        Cash flows are discounted at the effective interest rate.

Underlying banks can prepay their trust preferred securities on a quarterly call date after a five year period from the original date of issue. We use a constant prepayment assumption of 1% annually and 100% at maturity. The extent of future prepayments is difficult to project. Since trust preferred securities will count as Tier 1 capital until the end of 2012, it is conceivable that there will not be unusual prepayment activity as tax-deductible Tier 1 capital is still attractive. As large issuers lose Tier 1 treatment beginning in 2013, some of them will likely prepay their trust preferred securities; however, trust preferred will still be eligible as Tier 2 capital so some large issuers may not prepay until closer to maturity.

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

During the first nine months 2011, the Company incurred credit-related OTTI charges on our TRUP CDOs of $269 thousand. The entire $269 thousand was incurred in the first six months of 2011. No OTTI was incurred in the third quarter of 2011 as new deferrals continued to decrease and several previously deferring banks re-instated their payments. OTTI charges of $1.2 million were incurred during the first nine months of 2010.

The Company also assesses other securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of September 30, 2011 and December 31, 2010, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at September 30, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$6,355	$6,363
Due after one year through five years	500	471
Due after five years through ten years	2,557	2,561
Due after ten years	28,657	24,795
	38,069	34,190

Mortgage-backed securities	27,367	27,902

	$65,436	$62,092

Note 12 –Holding Company Note and Line of Credit

On April 27, 2009, the Company announced that it entered into a Loan Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit  and a Closed-End Term Loan (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans.  Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in April 2014 and the Company has deposited the 35 monthly payments up to the balloon date into a reserve account held at CBB. One of the covenants included in the loan documents requires that the Bank and Company remain well-capitalized. The Company did receive a covenant waiver from CBB during the second quarter of 2011 after falling below “well-capitalized” to “adequately capitalized”.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to enable readers to better assess information and  material changes in  the Company’s financial condition and results of operations included in the Consolidated Financial Statements and the notes thereto or included in this report.  Reference should be made to those statements and the notes thereto for an understanding of the following discussion and analysis.

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

The Company has taken the following actions to comply with the items in the Written Agreement as of September 30, 2011.

•	Approved and implemented a new board oversight policy;
•	Completed revising the Bank’s loan grading system and ALLL methodology;
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000 which are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis;
•	Completed revising the written contingency funding plan;
•	Completed revising the investment policy;
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

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2011 reflected net income of $75 thousand and a net loss of $2.03 million, respectively. For the first nine months of 2011, provisions for loan loss reserves increased $1.25 million over the corresponding period in 2010 as the Company’s non-performing loans continued to increase. The continuing deterioration in real estate market values coupled with the slow economic recovery have also impacted the levels allocated to the allowance for loan losses. The Company reported losses of $391 thousand for the nine months ended September 30, 2010 and $397 thousand for the three month period ended September 30, 2010.

Net interest income for the three-month period ended September 30, 2011 decreased $93 thousand or 2.10% compared to the three months ended September 30, 2010. For the nine-month period ended September 30, 2011 net interest income decreased $914 thousand or 6.55% as compared to the nine month period ended September 30, 2010.  Average interest-earning assets decreased $18.29 million from the nine-month period ended September 30, 2010 to the current nine-month period, while average interest-bearing liabilities decreased $9.27 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.99% for the nine-month period ended September 30, 2011 representing a decrease of 59 basis points from the same period in 2010.  The primary reasons for the decline in yield was due to the additional loans placed in non-accrual and the increase in overnight federal funds sold balances. The average balance of federal funds sold during the year was $65.85 million as a result of reductions in the loan and securities portfolios during the period. The average yield on federal funds sold was 0.24% during the period. The rate on average interest-bearing liabilities decreased 45 basis points to 1.98% for the nine month period ended September 30, 2011 as compared to 2.43% for the same period in 2010.

Total interest income for the three and nine months ended September 30, 2011 was $821 thousand and $2.85 million less, respectively, than the comparable 2010 periods due primarily to a reduction in loan and securities balances, new loan and investment securities volume being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates. Total loan balances decreased by $34.93 million since December 31, 2010. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during 2010 and 2011. The majority of pay-downs during the last year have been callable agency securities and agency mortgage backed securities. The Company has also reduced its municipal bond holdings by approximately $29.53 million over the last 2 years in an effort to reduce its exposure to municipal debt and related potential credit risk. This has negatively affected the Company’s net interest income as these proceeds were placed back into overnight federal funds sold balances.

The Company’s total interest expense decreased by $728 thousand for the three months and $1.94 million for the nine months over the same periods in 2010, due primarily to new interest-bearing deposits being recorded at lower rates and existing interest-bearing deposits and other liabilities re-pricing lower as they mature or re-price. Traditionally, the market areas that the Bank serves have been heavy users of certificates of deposits. The Company has been focused on shifting the composition of its deposit accounts, through various rate strategies, over the last 18 months thereby reducing its reliance on higher costing certificates of deposits and IRA’s.

During the first nine months of 2011, the Company’s non-interest income increased by $1.63 million over the corresponding period for 2010. Service charges on deposit accounts increased by $62 thousand for the nine-month period. OTTI write-downs for the first nine months of 2011 were $269 compared to $1.20 million for the first nine months of 2010. Total non-interest income for the three months ended September 30, 2011 increased $949 thousand over the three month period ended September 30, 2010 due primarily to a reduction in OTTI charges. Additionally, during the third quarter of 2011, the Bank sold a lot that had been purchased for possible future branch expansion recognizing a gain of approximately $235 thousand.

Total non-interest expense for the nine month period ended September 30, 2011 increased $1.55 million over the comparable period in 2010. FDIC insurance premiums increased to $1.16 million for the nine months ended September 30, 2011 compared to $702 thousand for the nine months ended September 30, 2010. OREO expenses, write-downs and losses on the sale of OREO and repossessions in the amount of $2.34 million increased $885 thousand for the nine month period ended September 30, 2011 as compared to the prior period due to the increasing volume of OREO. Salaries and employee benefits decreased $19 thousand for the nine months ended September 30, 2011 as compared to the prior year period. Total non-interest expense for the three month period ended September 30, 2011 increased $715 thousand as compared to the three months ended September 30, 2010. This increase was largely a result of increased FDIC insurance premiums and write-downs related to foreclosed properties.

In addition to FDIC insurance premiums, for the nine months ended September 30, 2011, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $469 thousand, software licensing and maintenance costs totaling $451 thousand, postage and freight totaling $228 thousand, other loan expense totaling $212 thousand and legal expenses totaling $349 thousand.

For the nine months ended September 30, 2010, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $702 thousand, other contracted services totaling $418 thousand, and software licensing and maintenance totaling $525 thousand.

For the three-month period ended September 30, 2011, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $367 thousand, legal expenses totaling $109 thousand, other contracted services totaling $159 thousand, postage and freight totaling $90 thousand, other loan expense of $86 thousand and software licensing and maintenance totaling $153 thousand.

For the three month period ended September 30, 2010, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $234 thousand, other contracted services totaling $148 thousand, and software licensing and maintenance totaling $161 thousand.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to (8.47%) for the nine-month period ended September 30, 2011 from (1.46%) for the corresponding period in 2010. Return on average assets for the nine months ended September 30, 2011 was (0.42%) compared to (0.08%) for the nine months ended September 30, 2010.The provision for loan losses for the three-month and nine-month periods ended September 30, 2011 totaled $449 thousand and $4.24 million, respectively, a $653 thousand decrease and $1.25 million increase as compared to the corresponding periods in 2010. The increased provision during the first nine months of 2011 was due to increased charge-offs and past due loans. The Bank’s Tennessee and North Carolina markets, in particular, are experiencing continued deterioration in real estate market values that has impacted the need for additional provisions. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first nine months of 2011 were $4.62 million compared with $5.11 million for the first nine months of 2010. Year–to–date net charge-offs were 1.11% and 1.09% of total loans for the periods ended September 30, 2011 and September 30, 2010, respectively. Loan loss reserves increased 3.93% to $9.94 million at September 30, 2011 from $9.56 million at September 30, 2010.  The Company’s allowance for loan loss reserves at September 30, 2011 increased to 2.39% of total loans versus 2.04% at September 30, 2010.  At December 31, 2010, the allowance for loan loss reserve as a percentage of total loans was 2.29%.

Financial Position

Total loans decreased from $468.58 million at September 30, 2010 to $415.66 million at September 30, 2011.  Total loans at December 31, 2010 were $450.59 million. Over the last 3 years, the Company has significantly decreased its construction portfolio as a result of the economic downturn. The Company has also been reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. In addition, overall loan demand has slowed significantly over the last 2 years due to the recessionary environment. The loan to deposit ratio decreased from 88.58% at September 30, 2010 to 79.12% at September 30, 2011 due to the reduction in the loan portfolio. The loan to deposit ratio at December 31, 2010 was 83.95%.  Deposits at September 30, 2011 have decreased $3.58 million since September 30, 2010 and have decreased $11.40 million since December 31, 2010. During the last 24 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. As a result of being  “adequately-capitalized” for regulatory capital purposes, the Bank cannot renew or accept brokered deposits without prior regulatory approval and cannot offer interest rates on deposit accounts that are significantly higher than the average rates in our market area. As of September 30, 2011, the Company holds no brokered deposits.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non-accrual status are included. Non-performing assets were $39.23 million or 6.19% of total assets at September 30, 2011, compared with $34.37 million or 5.25% of total assets at December 31, 2010. Non-performing assets decreased $1.99 million from the June 30, 2011 total of $41.22 million. Approximately $4.30 million of the increase in non-accrual loans during the first nine months of 2011 represent loans paying interest only as agreed under the terms of their loan agreement but are classified as non-accrual to comply with regulatory guidance.

The Company owns approximately $4.07 million (carrying value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at September 30, 2011 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of September 30, 2011, the unrealized loss in these securities totaled $3.92 million. Management has concluded that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities. During the nine months ended September 30, 2011, the Company recorded OTTI credit related impairment charges on its TRUP CDOs in the amount of $269 thousand.  No OTTI credit related charges were incurred during the quarter ended September 30, 2011 as the number of new bank deferrals continued to slow.

Below is a table of the Company’s remaining pooled trust preferred balances as of September 30, 2011.

Description	Type	Class	Original Amount $	Book Value 9/30/11 $	Fair Value 9/30/11 $	Unrealized Gain/(Loss) $	Lowest Credit Rating

Pretsel 4-B	Pooled	Mezz B	700,000	85	25	(60)	Ca
Prestel 11-B	Pooled	Mezz B	500,000	398	39	(359)	Ca
Prestel 12-B	Pooled	Mezz B	750,000	394	19	(375)	Ca
Prestel 13-B	Pooled	Mezz B	500,000	326	17	(309)	Ca
Prestel 15-B	Pooled	Mezz B	500,000	263	4	(259)	Ca
Prestel 18-C	Pooled	Mezz C	500,000	325	2	(323)	Ca
Prestel 19-C	Pooled	Mezz C	500,000	306	1	(305)	Ca
Prestel 20-C	Pooled	Mezz C	500,000	12	1	(11)	Ca
Prestel 21-C	Pooled	Mezz C	500,000	293	4	(289)	Ca
Prestel 22-C	Pooled	Mezz C	500,000	283	1	(282)	Ca
Prestel 22-C	Pooled	Mezz C	500,000	317	2	(315)	Ca
Prestel 22-C	Pooled	Mezz C	500,000	317	2	(315)	Ca
Prestel 23-C	Pooled	Mezz C	500,000	442	9	(433)	C
Tropc CDO III	Pooled	Subordinate	1,000,000	306	20	(286)	C
Totals				4,067	146	3,921

In previous years, the Company has used the Federal Home Loan Bank and other alternative funding sources to fund loan and asset growth. The Company currently has approximately $67.99 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company reduced its borrowings with the FHLB by $8 million over the last nine months as one of the advances was called by the FHLB. The rate paid on the called advance was 2.61%. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loans losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. In recent years, the Company used a rolling three-year history by loan category in determining pool allocation factors. However, in response to the elevated level of losses in recent years and the continuing decline in real estate values, the Company based its pool allocations as of September 30, 2011 and December 31, 2010 to more closely match losses incurred during the more recent periods rather than the average of the prior three years.  During the third quarter of 2011 the Company revised its weighting methodology to place stronger emphasis on the loss experience in the most recent quarters. In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market areas, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors.

At September 30, 2011 and December 31, 2010, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US Generally Accepted Accounting Principles.

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

At September 30, 2011 OREO balances were $16,916 and consisted of 40 relationships.   The following chart details each category type, number of accounts and balance.

OREO Property at 9/30/2011

OREO Description	Number	Balance at 9/30/2011
		(in thousands)
Land Development - Vacant Land	13	$4,060
1-4 Family	18	5,791
Multifamily	2	4,053
Commercial Real Estate	7	3,012

Total	40	$16,916

One of the multifamily properties, totaling $3.1 million, contains twenty – nine residential units outside the Sevierville, Tennessee area. The second largest relationship totals $2.82 million and is a tract of land of partially developed lots, four completed condos and undeveloped vacant land also in the Sevierville, Tennessee market area. There has been greater deterioration in the Tennessee commercial real estate market compared to many other markets. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO which has been negatively affected by the current economic climate and the reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession.

Investment securities and other investments totaled $67.59 million (market value) at September 30, 2011 which reflects an increase of $5.47 million or 8.80% from the December 31, 2010 total of $62.13 million. Investment securities available for sale and other investments at September 30, 2011 were comprised of mortgage backed securities (40.10% of the total securities portfolio), municipal issues (27.36%), collateralized mortgage obligations (1.18%), corporate bonds (3.42%), SBAs pools (10.64%), and US Treasuries (8.95%).  The Company’s entire securities portfolio was classified as available for sale at both September 30, 2011 and December 31, 2010.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank and Community Bankers Bank stock. These investments (carrying value of $5.50 million and 8.13% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $32.60 million at September 30, 2011, representing a decrease of $280 thousand or 0.85% from December 31, 2010. Total stockholders’ equity at December 31, 2010 was $32.88 million. The decrease in stockholders’ equity from December 31, 2010 to September 30, 2011 is primarily due to the net loss with the additional loan loss provision recorded over the last 12 months.

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

The Company plans to continue to reduce its higher risk weighted assets (primarily commercial real estate loans and non-performing assets) as well as the overall asset size of the Bank over the next 12 months in an effort to improve its regulatory capital ratios. Additionally, the Board of Directors and management are committed to regain “well-capitalized” status at all levels, and we are continuing to explore options for raising additional capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($89.55 million as of September 30, 2011) and unrestricted investment securities available for sale ($13.22 million market value).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Both credit lines are secured with collateral. The Bank also has the ability to attract non-brokered certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	The ability to attract and maintain capital levels adequate to support the Company’s asset levels;
•	Our inability to comply with the Written Agreement dated October 13, 2010;
•	Our inability to comply with certain covenants of the Company’s Loans with Community Bankers Bank;
•	Continued problems related to the national credit crisis and the sluggish recovery;

•	Unemployment continuing to rise;
•	Difficult market conditions in our industry;
•	Unprecedented levels of market volatility;
•	Effects of the soundness of other financial institutions;
•	Potential impact on us of recently enacted legislation;
•	Further deterioration in the housing market and collateral values;
•	The ability to successfully manage the Company’s strategic plan.
•	The ability to continue to attract low cost core deposits
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Further adverse changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In 2010, a former borrower filed two complaints in the Circuit Court of Washington County, VA, claiming that the Bank improperly handled the repossession and disposition of collateral from a warehouse in June/July 2008.  The borrower also claims that the bank acted as its business advisor and breached fiduciary duties owed to it in this capacity.  One complaint seeks $700,000 in damages for conversion based solely on the repossession/disposition of collateral.  The second complaint seeks $7,850,000 in damages for breach of fiduciary duty, violation of UCC Article 9, actual fraud, unjust enrichment, and business conspiracy.  In response, the Bank filed demurrers to both complaints, both of which were granted in part and denied in part with leave granted to amend. The Borrower chose not amend either complaint, opting instead to consolidate her remaining claims into one action.  The borrower's remaining claims against the Bank are for violation of UCC Article 9, fraud, unjust enrichment of personal property, and conversion of personal property.   No trial date has been set. The Bank disputes the allegations and believes that they are without merit.  The Bank intends to defend itself vigorously.

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
101
The following materials from the Highlands Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders Equity and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC. (Registrant)

Date: November 14, 2011	By:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: November 14, 2011	By:	/s/ James R. Edmondson
James R. Edmondson
Vice President of Accounting

  Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Highlands Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Stockholders Equity and (v) Notes to Consolidated Financial Statements.