Form 10-K
period 2011-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2012-03-30
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $10,274,300.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 14, 2012, there were 5,011,152 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Consolidated Financial Report for year ended December 31, 2011 – Part II
Proxy Statement for the 2012 Annual Meeting of Shareholders—Part III

Part I.

Item I.  Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Federal Bank Holding Company Act of 1956 (“BHCA”). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2011: the Bank, which was formed in 1985, and Highlands Capital Trust I (“HCTI”), a statutory business trust (the “Trust”) which was formed in 1998.

 Highlands Union Bank

The Bank is a Virginia state chartered bank that was incorporated in 1985. The Bank operates a commercial banking business from its headquarters in Abingdon, Virginia, and its thirteen area full service branch offices. The Bank offers general retail and commercial banking services to individuals, businesses and local government unit customers. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making residential 1-4 family loans, owner occupied and non owner occupied commercial real estate loans, second mortgages and equity lines, consumer, commercial and industrial, credit card and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks and savings bond sales; and providing other miscellaneous services normally offered by commercial banks.

Highlands Union Insurance Services, Inc.

    Highlands Union Insurance Services, Inc., (“HIUS”) a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2011, had purchased ten full service insurance agencies across the state of Virginia. HUIS sells insurance products and services through Bankers’ Insurance, LLC.  The number of owner banks involved with Bankers’ Insurance, LLC was thirty-three as of December 31, 2011.

Highlands Union Financial Services, Inc.

      Highlands Union Financial Services, Inc., a wholly-owned subsidiary of the Bank, was created to offer third party mutual funds and other financial services to its customers in all market areas served by the Bank.  The only activity in Highlands Union Financial Services Inc. now relates to commissions from the sale of life insurance.

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

Lending Activities

The Bank has written policies and procedures to help manage credit risk.   The Bank’s policy provides for three levels of lending authority.  The first level of authority is granted to individual loan officers who have various levels of approval based upon their position and experience.  The second level is the Senior Officers Loan Committee, which is comprised of senior officers of the Bank from all market areas.  The Senior Officers Loan Committee considers loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee.  The Directors Loan Committee is comprised of six Directors, four of which are independent Directors.  The Directors Loan Committee approves new, modified and renewed credits that exceed the Senior Officer Loan Committee authorities.  The Chairman of the Directors Loan Committee is the Chairman of the Company.   A quorum is reached when four committee members are present, of which at least three must be independent Directors.  An application requires four votes to receive approval by the Committee.  In addition, monthly, the Directors Loan Committee reports all new loans reviewed and approved to the Bank’s Board of Directors.  Monthly reports shared by the Directors Loan Committee include names and amounts of all new credits extended; a watch list including names, amounts, risk rating; non- accrual loans and recommended loans to be charged off and a list of overdrafts.  The Directors Loan Committee also reviews changes to lending policies as proposed by management prior to submission to the Board of Directors for approval.

The Bank has an internal Credit Review Department that reviews the Bank’s loan portfolio to identify loss exposure and to monitor compliance with the Bank’s loan policy.  An analysis of loss exposure and reports on policy compliance are presented to the Directors Loan Committee of the Board for approval on a quarterly basis.

One-to-Four-Family Residential Real Estate Lending

Residential loan opportunities may be generated by the Bank’s loan officers, referrals by real estate professionals, and by existing or new bank clients.  Loan applications are taken by a Bank loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant and originations are underwritten using policy including a loan to value (“LTV”) of 80% of appraised value.  Security for the majority of one to four family residential loans is owner occupied single family dwellings. Values of residential real estate collateral are provided by independent appraisers who have been approved by the Bank’s Board of Directors.

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

The Bank also originates adjustable rate products (“ARM”) secured by one to four family residential properties with a term of one, three, or five years.  These products provide another outlet instead of secondary market loans and are generated, underwritten and secured the same as single family residential real estate loans discussed above.  The Bank retains these loans in its loan portfolio.   Senior Management adjusts the ARM rates based on competitive rates within the Bank’s market area.   The ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate. Adjustable rate mortgages are underwritten based on payment amounts at the interest rate reaching the lifetime cap.

At December 31, 2011, $190 million, or 47%, of the Bank’s loan portfolio consisted of one-to four-family residential real estate loans, second mortgages, and home equity lines.  Of the $190 million, $97 million were fixed rate mortgages while the remaining $93 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, and 7 year balloon loans amortized over a 30 year period. In connection with residential real estate loans, Highlands Union Bank requires title insurance, hazard insurance and if required, flood insurance.

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

The Bank originates fixed rate and adjustable rate loans secured by multi-family properties, which are retained in the Bank’s portfolio. Adjustable rate mortgages are underwritten based on payment amounts at the interest rate reaching the lifetime cap.

Commercial, Construction, Farmland, Other Land Loans  and Land Development Lending

The Bank makes commercial, construction, farmland and land acquisition and development loans.  These loans generally have a higher degree of risk than residential mortgage loans, but also have higher yields.  To minimize these risks, the Bank normally obtains appropriate collateral and requires the personal guarantees from the borrower’s principal owners and monitors the financial condition of its business borrowers.  Commercial business loans typically are made on the basis of the borrower’s ability to make repayment from cash flow from its business.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as historically been the case with residential real estate.

At December 31, 2011, commercial real estate loans aggregated $107 million, or 26%, of Highlands Union Bank’s total loans.  In its underwriting of commercial real estate, the Bank may lend, under its policy, up to 75% of the secured property’s appraised value.  The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  The Bank also evaluates the location of the secured property, and as noted above, typically requires personal guarantees or endorsements of the borrowing entity’s principal owners.

Construction and Land Development loans, including acquisition and development loans, are primarily those secured by residential houses and commercial structures under construction and the underlying land for which the loan was obtained.  Over the past two years the Bank has significantly reduced the number of originations of construction and land development loans in all of its market areas in an effort to reduce portfolio risk.

At December 31, 2011, construction, farmland, and other land loans outstanding were $36 million, or 9%, of total loans. Construction lending entails significant additional risks and often involves larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced to fund construction, the value of which is estimated prior to the completion of construction on “as built” basis.  Therefore, it is difficult to accurately estimate the total loan funds required to complete the project and the completed loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% of as built appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank obtains a first lien on the property as security for construction loans, monitors the construction and advance process and, if a business entity, typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial and Agricultural Lending-- Non-Real Estate Secured and Unsecured

The Bank makes local commercial and agricultural unsecured and non-real estate secured loans.  These loans generally have a higher degree of risk than other loans and to manage these risks, the Bank generally obtains collateral, such as inventories, accounts receivable, equipment and personal guarantees from the borrowing entity’s principal owners. In its underwriting of commercial and agricultural non-real estate secured loans, the Bank may lend, under internal policy, up to 80% of the secured collateral appraised value. The Bank’s commercial and agricultural non-real estate secured underwriting criteria require adequate debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  As commercial business and agricultural non-real estate secured loans typically are made on the basis of the borrower’s ability to make repayment from cash flow, the availability of funds for the repayment  is substantially dependent on the success of the business itself.

At December 31, 2011, commercial and agricultural non-real estate secured loans including unsecured loans aggregated $35 million, or 9%, of the Bank’s total loans.

Consumer Lending-Non Real Estate Secured and Unsecured

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans made on both an installment and demand basis.  At December 31, 2011, the Bank had consumer loans of $24 million or 6% of gross loans.  Such loans are generally made to customers with whom the Bank has a pre-existing relationship, often deposit and residential mortgage relationships. The Bank only originates its consumer loans in its geographic market area. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by the verification of gross monthly income from primary employment and additionally from any verifiable secondary source.  The applicant’s FICO scores are also analyzed with the credit report analysis.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the available collateral, if applicable.

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

    The following table sets forth, for the two fiscal years ended December 31, 2011 and 2010, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2011	Interest and Fees on Loans	77.61%
December 31, 2010	Interest and Fees on Loans	83.70%

Market Area

Highlands Union Bank Market Area

    The Bank’s primary market area consists of:

•	all of Washington County, Virginia
•	portions of Smyth County, Virginia
•	the City of Bristol, Virginia
•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee
•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee
•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee,
•	the City of Knoxville, Tennessee and adjacent portions of Knox County, Tennessee
•	the Town of Banner Elk and adjacent portions of Avery County, North Carolina
•	the Town of Boone and adjacent portions of Watauga County, North Carolina

The local economy is diverse and is oriented toward retail and service, light manufacturing, higher education and agriculture.

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, manufacturing, retail trade, and professional services sectors are the largest industries, in terms of total number of jobs in 2011.  These sectors contribute in total 75.6% of the total employment. The latest unemployment figures as of December 2011 reflect an unemployment rate of 4.9% and 7.7% for the Bristol, Virginia and Washington County, Virginia respectively.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia.  The latest unemployment figures reflect an unemployment rate of 9.5% reported as of December 2011. In Smyth County, manufacturing is the largest employment industry and makes up 35.4% of all jobs throughout the County and the  sales and service sectors account for 43.5% of the total jobs.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 8.3% as of  December 2011.  The healthcare services and manufacturing sectors make up 69.6% of all jobs throughout the County.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County.  Rogersville’s and Hawkins County’s three largest employment sectors are professional services, manufacturing and retail sales. These sectors combined make up 71.6% of all jobs throughout the County. The latest unemployment figures reflect an unemployment rate of 9.2% as of December 2011.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the county include tourism, retail sales, and service related industries, which make up 69.0% of all jobs throughout the County. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures reflect an unemployment rate of 13.1% as of December 2011.

Knoxville, Tennessee is located in Knox County, Tennessee.  Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee.  Knoxville serves as the county seat  and is the third largest city in the state of Tennessee.  Major employers for the County include professional services, retail sales, and warehousing/distributing industries.  These sectors contribute to 69.0% of all jobs in the County.  The latest unemployment figures reflect an unemployment rate of 8.2% as of December 2011.  Knoxville’s central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina.  Avery County, North Carolina had an estimated population of 17,868 as of December 2011.  In Avery County, retail sales, service and professional services are the largest industries, in terms of total number of jobs in 2011.  The latest unemployment figures reflect an unemployment rate of 11.4% as of December 2011.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina.  Watauga County, North Carolina has an estimated population of 45,867 as of December 2011.  Watauga County’s three largest employment sectors are retail trade, service and professional occupations. The latest unemployment figures reflect an unemployment rate of 8.1% as of December 2011. Watauga County’s largest employer is Appalachian State University. Appalachian State is the sixth largest university in the University of North Carolina system. Employment at Appalachian State University has remained relatively stable over the past six years.

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

The following is a summary of the material provisions of certain statutes, rules and regulations which affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations which are applicable to the business of the Company and the Bank. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company and the Bank.

Highlands Bankshares, Inc.

The Company is a bank holding company within the meaning of the BHCA and a financial institution holding company within the meaning of Chapter 7 of the Virginia Banking Act, as amended (the Virginia Banking Act). The activities of the Company also are governed by the Gramm-Leach-Bliley Act of 1999.

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

The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve Board, require that, depending on the particular circumstances, either Federal Reserve Board approval must be obtained or notice must be furnished to the Federal Reserve Board and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exemptions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the Company. Control is  presumed  to exist (but rebuttable) if a person acquires 10% or more, but less than 25%, of any class of voting securities of the Company. The regulations provide a procedure for challenging the rebuttable control presumption.

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

The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the “Commission”) under the Virginia Banking Act. A registered bank holding company must provide the Commission with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The Commission also may require such other information as is necessary to keep informed about whether the provisions of Virginia law and the regulations and orders issued under Virginia law by the Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries. The Virginia Banking Act allows bank holding companies located in any state to acquire a Virginia bank or bank holding company if the Virginia bank or bank holding company could acquire a bank holding company in their state and the Virginia bank or bank holding company to be acquired has been in existence and continuously operated for more than two years. The Virginia Banking Act permits bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the “SOX Act”) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer’s audit committee members and the SOX Act also restricts certain services that the audit firm may perform. In addition, audit partners must be rotated. The SOX Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the SOX Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (the “CRA”), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the Bank, including low and moderate-income neighborhoods. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch locations. The regulations require banks to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. Management expects that the Bank’s compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase. The Bank received  a "Satisfactory" CRA rating in the last examination by bank regulators.

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

The Bank met the requirements at December 31, 2011 to be classified as “adequately capitalized.”  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

The FDIC has adopted a risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank.  The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base.  Under this system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios.  In February 2011, the FDIC revised the risk-based assessment system to set new assessment rates that were effective on April 1, 2011.  The initial base assessment rates will range from 5 to 35 basis points, subject to potential adjustments based on the amount of the institution’s long-term unsecured debt and brokered deposits.  After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points.  As the DIF reserve ratio grows, the rate schedule will be adjusted downward.  Also effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less its average tangible equity.

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

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Our Company’s size and no on-balance sheet foreign exposure excludes us from the requirements of Basel III. However, we anticipate that the Dodd-Frank Act may impose higher capital standards at a future date in time.

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

•	review and revise the Bank’s methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised investment policy;
•	improve the Bank’s earnings and overall condition;
•	revise the Bank’s information technology program; establish a disaster recovery and business continuity program; and
•	establish a committee to monitor compliance with all aspects of the written agreement.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of March 2012.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank’s loan grading system and ALLL methodology;
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000. These are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis;
•	Completed revising the written contingency funding plan;
•	Completed revising the investment policy;
•	Completed a three year capital plan targeted to improve the Company’s and Bank’s capital levels to include strategically reducing the risk weighted assets of the Company and improvement in earnings;
•	Completed a Business Continuity Plan and Disaster Recovery Plan; and
•	Formed a Directors’ compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Organization and Employment

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2011, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers was paid by the subsidiary bank, including fees paid to its directors. At December 31, 2011, the Bank employed 208 full time equivalent employees at its main office, operations center, support centers and branch offices.

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

The Bank also owns the land and two buildings used for its Collections, Human Resources, Customer Call Center, IRA Operations, Internal Audit and Facilities departments in Abingdon, Virginia. The Bank owns vacant land in Bristol, Tennessee and in Washington County, Virginia that are being held for sale or for potential future branch sites.

The Bank also owns the land and buildings used as the Bank’s Operations Center and Technology House in Abingdon, Virginia. The Bank owns approximately 14 acres of vacant land in Abingdon, Virginia. The Bank also owns an additional lot in Boone, North Carolina (approximately 1 acre) for future branching.

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

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The stock transfer agent of the Company attempts to keep a record of stock sales by asking the parties about the trade price per share.  Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2011 and 2010.

Common Stock Performance – 2011

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$4.00	$3.15	$3.29	$-

Second Quarter	$3.15	$2.50	$2.94	$-

Third Quarter	$2.50	$1.01	$1.51	$-

Fourth Quarter	$1.50	$1.05	$1.09	$-

Common Stock Performance – 2010

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$10.00	$5.05	$8.00	$-

Second Quarter	$9.00	$3.25	$4.13	$-

Third Quarter	$8.00	$3.50	$6.69	$.11

Fourth Quarter	$7.50	$3.25	$5.59	$-

 The Company is currently prohibited from paying dividends without regulatory approval under the terms of the Written Agreement dated October 13, 2010. For additional information regarding regulatory restrictions on the Company’s ability to pay dividends, see “Certain Regulatory Considerations - Highlands Union Bank – Limits on Dividend and Other Payments in Item 1 above.

As of March 14, 2011, the Company had approximately 1,485 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the three months ended December 31, 2011.  The Company does not anticipate any repurchases during 2012 in an effort to retain regulatory capital. In addition, the Company currently is prohibited from repurchasing its common stock without regulatory approval under the terms of the Written Agreement dated October 13, 2010.

The Company currently has 5,011,152 shares of common stock outstanding.

Item 6. Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information about the financial condition and results of operations of the Company and its wholly-owned subsidiary and other information included in this report. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Continued problems related to the national credit crisis and deepening recession;
•	Unemployment continuing to rise;
•	The ability to attract and maintain capital levels adequate to support the Company’s asset levels;
•	Our inability to comply with the Written Agreement dated October 13, 2010;
•	Our inability to comply with certain covenants of the Company’s Loans with Community Bankers Bank;
•	Difficult market conditions in our industry;
•	Further deterioration in the housing market and collateral values;
•	The ability to successfully manage the Company’s strategic plan;
•	Unprecedented levels of market volatility;
•	Effects of the soundness of other financial institutions;
•	Potential impact on us of recently enacted legislation;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Further adverse changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

Overview

At December 31, 2011, the Bank separately (on a non-consolidated basis) had total assets of $620.41 million. Total deposits at this date were $515.96 million. The Bank’s net loss for 2011 was $5.92 million which produced a return on average assets of -0.93% and a return on average stockholders' equity of -15.55%. Refer to Note 22 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

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

Other than Temporary Impairment

On a quarterly basis the Company reviews any securities which are considered to be impaired as defined by accounting guidance. During this review, the Company determines if the impairment is deemed to be other than temporary. If it is determined that the impairment is other  than temporary, i.e.  impaired because of credit issues, the investment is written down through the Statement of Income in accordance with accounting guidance. See Footnote 3 in the Notes to Consolidated Financial Statements for a discussion of the various inputs used as it pertains to the determination of other than temporary impairment.

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2011 and 2010:

	2011	2010

Return on Average Assets	(1.02%)	(0.33%)
Return on Average Equity	(20.52%)	(6.01%)
Basic Earnings (Loss) Per Share	$(1.30)	$(0.43)
Fully Diluted Earnings (Loss) per share	$(1.30)	$(0.43)
Net Interest Margin (1)	3.15%	3.33%
Average Equity to Average Assets Raito	4.97%	5.49%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets

Balance Sheet Summary

The following table shows the Company’s key asset indicators for the years ended December 31, 2011 and 2010:

(dollar amounts in thousands)

	12/31/11	12/31/10

Securities	$64,252	$56,096
Loans, net	$398,780	$440,274
Deposits	$515,361	$536,772
Assets	$620,983	$655,508

Asset Quality

The following table shows the Company’s key asset quality indicators for the years ended December 31, 2011 and 2010:

(dollar amounts in thousands)

	12/31/11	12/31/10

Non-accrual loans	$19,345	$14,353
Loans past due over 90 days	1,450	4,528
Other real estate owned, net	16,724	15,316
Allowance for loan losses to total loans	2.21%	2.29%
Net charge-off ratio	1.39%	1.28%

For further information see the discussion under "Provision and Allowances for Loan Losses".

Results of Operations

Net Interest Income
(dollar amounts in thousands)

Net interest income for 2011 was $17,175 or a decrease of $1,145 from 2010. During 2011 interest income decreased by $3,704. This was a result of both existing interest earning assets re-pricing at lower rates and new loans made and securities purchased with lower yields. Average interest earning assets also decreased approximately $17,288 from 2010. Additionally, the amount of non-accruing assets increased from 2010. Interest-bearing liabilities also re-priced downward, causing a decrease in interest expense related to deposits of $2,364. The net result of these changes was a decrease in the Company’s net interest margin to 3.15% in 2011 from 3.33% in 2010. During 2010 and 2011, the Federal Reserve Board continued to leave rates at historical lows. The federal funds rate remained at a range below .25% as the economy showed only minimal signs of recovery during the year.

The average balance of fed funds sold increased $37,166 during the year as loan and security runoff was primarily invested in overnight funds. The tax equivalent yield on earning assets for 2011 was 4.93%, decreasing 57 basis points during the year. During the same period, the yield on interest bearing liabilities was 1.96%, which was a decrease of 43 basis points. Average interest bearing liabilities decreased $15,081 from 2010. The Company continued to lower time deposit rates throughout the year in an effort to reduce its cost of funds as well as to reduce total assets. The reduction in both the volume and average rates on interest earnings assets was partially offset by the reduction in rates paid on interest bearing deposits, primarily time deposits.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

		2011			2010			2009

			(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (1)	$428,811	$24,842	5.79%	$479,367	$28,140	5.87%	$490,481	$30,338	6.19%
Securities (2)(3)	67,667	2,162	3.89	71,565	2,658	4.95	98,791	4,126	5.41
Federal funds sold	63,466	150	0.24	26,300	60	0.23	6,838	10	0.15
Total interest-earning assets	$559,944	$27,154	4.93%	$577,232	$30,858	5.50%	$596,110	$34,474	5.99%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$433,481	$6,495	1.50%	$440,737	$8,859	2.01%	$434,983	$11,246	2.59%
Other interest bearing liabilities	76,904	3,484	4.53	84,729	3,679	4.34	103,071	4,899	4.75
Total interest-bearing liabilities	$510,385	$9,979	1.96%	$525,466	$12,538	2.39%	$538,054	$16,145	3.00%
Net interest income		$17,175			$18,320			$18,329
Net margin on interest earning assets on a tax equivalent basis			3.15%			3.33%			3.28%
Average interest spread			2.97%			3.11%			2.99%

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

Analysis of Changes in Interest Income and Interest Expense

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).  The increases (decrease) due to change in volume is computed using the change in the average balances between 2011 and 2010 multiplied by the corresponding current year average rates. The remaining increase or decrease in net interest income is allocated to the change in rate.

Increase/(Decrease) Due to Volume and Rate

	2011 Compared to 2010
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$(152)	$(344)	$(496)
Federal funds sold	88	3	91
Loans	(2,929)	(369)	(3,298)
Total Income Change	$(2,993)	$(710)	$(3,703)
INTEREST EXPENSE Savings and time deposits	$(108)	$(2,255)	$(2,363)
Other interest-bearing liabilities	(355)	160	(195)
Total Expense Change	$(463)	$(2,095)	$(2,558)
Increase (Decrease) in Net Interest Income	$(2530)	$1,385	$(1,145)

	2010 Compared to 2009
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$(1,349)	$(119)	$1,468)
Federal funds sold	44	6	50
Loans	(652)	(1,546)	( ,198)
Total Income Change	$(1,957)	$(1,659)	$(3,616)
INTEREST EXPENSE Savings and time deposits	$116	$(2,503)	$(2,387)
Other interest-bearing liabilities	(797	(423)	(1,220)
Total Expense Change	$(681)	$(2,926)	$(3,607)
Increase (Decrease) in Net Interest Income	$(1,276)	$1,267	$(9)

Non-interest Income
(dollar amounts in thousands)

Non-interest income for 2011 included an “other-than-temporary-impairment charge” (“OTTI”) in the amount of $269. In 2010, the Company incurred a $1,260 charge for OTTI. Both amounts pertain to write-downs on our trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. The cash flow projections for the pooled trust preferred securities is based on a discounted cash flow model that uses variables such as the estimate of future cash flows, creditworthiness of the underlying banks and determination of probability of default of the underlying collateral. Cash flows are constructed in an INTEX cash flow model. It includes each individual issue’s structural features updated with trustee information, including asset-by-asset detail as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of our investments will be made.

The expected future default assumptions for the pooled trust preferred securities are based upon the Company’s best estimate of future deferrals. Banks currently in default or deferring interest payments are assigned a 100% probability of default. In all cases, a 15% projected recovery rate is applied to current and projected deferrals. No OTTI was incurred during the last 6 months of 2011 as the number of cures and redemptions by the underlying banks increased and the number of new deferrals decreased significantly as compared to the previous two-year period.

 Excluding OTTI charges, the Company’s non-interest income increased by $1,100 from 2010 to 2011. The majority of this increase was related to a gain on the sale of real estate in the amount of $235 and gains on sales of securities in the amount of $251 as compared to a loss on sales of securities in the amount of $163 in 2010. Service charges on deposit accounts (primarily overdraft fees) increased $73 as compared to 2010. The number of checks processed continues to decline as the number of electronic transactions increases.  Debit card fee income increased by $169 over 2010 due to increases in Visa check card volumes. The use of debit cards continues to increase significantly each year.

Earnings related to the Company’s holdings of Bank Owned Life Insurance totaled $452 in both 2011 and 2010.

Non-interest Expense
(dollar amounts in thousands)

   Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses and other operating expenses. Non-interest expense for 2011 was $21,537, an increase of $848 from 2010.  Salaries and employee benefits decreased by 2.19% or $221 as the Company continued to reduce its staffing levels. Technology enhancements have allowed the Bank to leverage its existing personnel base to help control personnel costs. FDIC premiums totaled $1,540 compared to $1,300 in 2010.  OREO (other real estate owned) write-downs and OREO expenses totaled $3,330 in 2011 compared to $2,420 in 2010 as the amount of foreclosed property held increased over the past year. Depressed real estate values has made the selling of foreclosed properties very challenging even after significantly lowering asking prices.  Additionally, surpluses of foreclosed and other properties in the Company’s market areas have affected sales of OREO properties.

Income Taxes
(dollar amounts in thousands)

Income taxes in 2011 totaled $2,360 compared to a $2,260 tax benefit in 2010.  This 2011 total includes a $4,170 deferred tax allowance. Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2010, management determined that it was more likely than not that all assets would be realized and no valuation allowance was appropriate. However, at December 31, 2011, in consideration of uncertainties regarding the timing of improvements in current economic conditions and management’s estimate of future tax liabilities, management provided an allowance of $4,170 to reflect its estimate of net realizable value at that date.

Provision and Allowance for Loan Losses
(dollar amounts in thousands)

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loans losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. In recent years, the Company used a rolling three-year history by loan category in determining pool allocation factors. However, in response to the elevated level of losses in recent years and the continuing decline in real estate values, the Company based its pool allocations as of December 31, 2011 and 2010 to apply more weighting to the rates of losses incurred during the more recent periods rather than the average of the prior three years.  In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market areas, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors. There can be no assurance however that additional provisions for loan losses will not be required in the future as a result of adverse changes in the economy, etc. which will affect management’s future assumptions and allowance methodology.

The Company’s allowance for loan losses to total loans was 2.21% and 2.29%, respectively for December 31, 2011 and December 31, 2010.

At December 31, 2011 and 2010, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US generally accepted accounting principles.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2011	2010	2009	2008	2007

Allowance for loan losses at beginning of year	$10,320	$11,681	$5,171	$4,630	$4,565
Loans charged off:
Residential 1-4 Family	971	907	119	98	3
Multifamily	246	258	-	-	-
Construction and Land Loans	1.857	1.747	-	19	-
Commercial, Owner Occupied	517	746	1,013	106	77
Commercial, Non-owner occupied	276	46	40	-	-
Second Mortgages	351	485	-	61	16
Equity Lines of Credit	25	81	84	-	3
Farmland	272	131	403	-	-

Secured (other ) and unsecured
Personal	412	556	670	606	444
Commercial	934	1,056	698	195	47
Agricultural	98	24	-	16	12
Overdrafts	173	207	220	215	230
Total	6,132	6,244	3,247	1,316	832
Recoveries of loans previously charged off:

Residential 1-4 Family	19	1	-	-	-
Multifamily	-	-	-	-	-
Construction and Land Loans	53	-	-	-	-
Commercial, Owner Occupied	-	3	-	1	54
Commercial, Non-owner occupied	-	-	-	-	-
Second Mortgages	10	-	1	-	-
Equity Lines of Credit	-	1	-	-	-
Farmland	20	-	-	-	-

Secured (other ) and unsecured
Personal	69	54	114	144	121
Commercial	16	19	12	122	36
Agricultural	1	3	16	-	1
Overdrafts	-	3	-	-	-

Total	188	84	143	267	212

Net loans charged off	5,944	6,160	3,104	1,049	620
Provision for loan losses	4,648	4,799	9,614	1,590	685
Allowance for loan losses end of year	$9,024	$10,320	$11,681	$5,171	$4,630
Average total loans (net of unearned income)	$428,811	$479,367	$490,481	$477,027	$441,308
Total loans (net of unearned income) at year-end	$407,804	$450,594	$486,119	$490,425	$451,291
Ratio of net charge-offs to average loans	1.39%	1.28%	0.63%	0.22%	0.14%
Ratio of provision for loan losses to average loans	1.08%	1.00%	1.96%	0.33%	0.15%
Ratio of provision for loan losses to net charge-off	78.20%	77.91%	309.72%	151.57%	110.48%
Allowance for loan losses to year-end loans	2.21%	2.29%	2.40%	1.05%	1.03%

Non-performing loans
(dollar amounts in thousands)

The loan portfolio of the Bank is reviewed regularly by both senior officers and the credit review department to monitor loan performance. The frequency of the review is based on the size of the loan relationship, performance, the rating of credit worthiness of the borrower utilizing various factors such as net worth, credit history and customer relationship. The evaluations emphasize different factors depending upon the type of loan involved. Commercial and real estate loans are reviewed on the basis of projections of cash flow and estimated net realizable value through an evaluation of collateral and the financial strength of the borrower. Installment loans are evaluated largely on the basis of delinquency data because of the large number of such loans and relatively small size of each individual loan.

Management’s review of commercial and other loans may result in a determination that a loan should be placed on non-accrual. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full repayment of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower serve as more reliable indicators of potential loss of principal.

The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/or principal payments. The following table presents non-performing loans at December 31.

	2011	2010	2009	2008	2007
	(Amounts in thousands)

Non-performing loans	$20,795	$18,881	$15,819	$6,934	$8,117

Non-accrual loans	$19,345	$14,353	$11,559	$6,278	$7,849

Loans past-due 90 days and more and still accruing	$1,450	$4,528	$4,260	$656	$268

Interest income lost on non-accruing loans	$1,187	$925	$497	$417	$333

The Company has seen the greatest deterioration of its commercial real estate portfolio in the Sevierville, Tennessee market area and North Carolina market areas. Included above in non-performing loans for 2011 and 2010 is one large relationship currently, approximately $3.6 million in the North Carolina market. This relationship is primarily secured by several residential and commercial properties. The Company is in the process of acquiring the collateral.

Also included in the non accrual total above is a relationship in Tennessee in the amount of $4.30 million that is paying interest only as agreed under the terms of the loan agreement but is classified as non-accrual to comply with regulatory mandates.

Due to the significant increase in non-performing loans the Company significantly increased its loan loss provisions during the last three years as compared to previous years. The allowance for loan losses to total loans decreased from 2.29% to 2.21% during 2011. This was primarily due to loans being transferred into OREO and/or liquidated and subsequently written down to current market values out of specific reserves allocated to such loans. Management feels that at December 31, 2011 and 2010 reserves are adequate to absorb future losses. The adequacy of the loan loss reserve is reviewed and approved quarterly by the Board of Directors.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2011, 2010, 2009, 2008 and 2007.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2011			2010			2009
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$1,618	17.93%	41.39%	$1,521	14.74%	38.91%	$384	3.29%	37.80%
Multifamily	477	5.29	3.77	229	2.22	3.46	184	1.57	2.65
Construction and Land Loans	1,746	19.35	5.70	2,155	20.88	6.85	2,113	18.09	9.64
Commercial – Owner Occupied	1,209	13.40	17.48	504	4.88	17..35	3.863	33.07	17.63
Commercial Non Owner Occupied	400	4.43	8.94	1,353	13.11	9.67	1,846	15.81	8.43
Second Mortgages	371	4.11	3.00	323	3.13	3.13	300	2.57	3.49
Equity Line of Credit	69	0.76	2.23	83	.80	2.22	242	2.07	2.09
Farmland	336	3.72	2.99	229	2.22	2.83	503	4.31	2.30

Personal	764	8.47	5.83	516	5.00	5.93	918	7.86	6.10
Commercial	1,620	17.95	7.94	2,119	20.53	8.97	814	6.97	9.21
Agricultural	-	-	.68	66	.64	0.63	-	-	0.63

Overdrafts	-	-	0.05	-	0.00	.05	15	0.12	0.04
Unallocated	414	4.59	-	1,222	11.85	-	499	4.27	-

Total	$9,024	100.00%	100.00%	$10,320	100.00%	100.00%	$11,681	100.00%	100.00%

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2008			2007
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$330	6.38%	35.89%	$430	9.29%	36.27%
Multifamily	190	3.68	2.67	56	1.22	2.08
Construction and Land Loans	958	18.53	13.42	341	7.37	12.63
Commercial – Owner Occupied	851	16.46	16.49	961	20.76	16.25
Commercial Non Owner Occupied	470	9.09	6.59	175	3.78	6.48
Second Mortgages	269	5.20	3.77	107	2.32	3.97
Equity Line of Credit	145	2.80	2.03	58	1.26	2.16
Farmland	138	2.67	1.93	57	1.22	2.10

Personal	408	7.89	6.28	566	12.22	7.42
Commercial	262	5.07	9.82	1,005	21.71	9.46
Agricultural	74	1.43	1.06	-	-	1.09

Overdrafts	23	0.44	0.05	24	0.52	0.09
Unallocated	1,053	20.35	-	850	18.33	-

Total	$5,171	100.00%	100.00%	$4,630	100.00%	100.00%

Financial Condition

Balance Sheet
(dollar amounts in thousands)

Total assets of the Company decreased by $34,525 or 5.27% in 2011.  Average interest earning assets decreased approximately $17,289 from 2010. The Company has made a concerted effort to reduce its higher risk weighted assets to improve the Company’s and the Bank’s regulatory capital ratios. Average interest bearing liabilities, including FHLB advances, decreased by $15,081 from 2010. Total deposits decreased $21,411 as the Company continued to lower its offering rates on time deposits in an effort to decrease its cost of funds.

Loans
(dollar amounts in thousands)

Loans net of unearned income and deferred fees decreased by $42,790 or 9.50% in 2011. Loan demand has significantly subsided during the economic downturn.  The Company has also implemented a plan to reduce higher risk weighted assets, primarily commercial real estate loans and other commercial loans.

Prior to the economic downturn, the Company’s portfolio of commercial, construction and land development loans had also experienced significant growth. During the last three years, the Company has made a concerted effort to reduce its construction and land loans as these types of loans provide the greatest risk of loss due to declining real estate values in many of the markets served by the Bank.  This segment of loans decreased by $7,606 or 24.61% during 2011. As construction and commercial lending has slowed significantly in the last 2 years, a diligent effort has been made to concentrate on permanent financing for residential mortgages.

The Company has also implemented a separate credit analysis department to review larger loan requests, typically loan requests in excess of $250,000. This department operates separately from the loan origination arm of the Bank and completes independent and unbiased reviews of each new loan request. The senior officer of this department meets monthly with the Loan Committee of the Board of Directors.

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2011		2010		2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$169,027	41.39%	$175,522	38.90%	$183,983	37.80%	$176,239	35.89%	$163,918	36.27%
Multi-family	15,375	3.77	15,593	3.46	12,895	2.65	13,114	2.67	9,420	2.08
Construction and Land Loans	23,295	5.70	30,901	6.85	46,929	9.64	65,992	13.44	57,066	12.63
Commercial, Owner Occ.	71,367	17.48	78,279	17.35	85,791	17.63	80,987	16.49	73,451	16.25
Commercial, Non Owner Occupied	36,489	8.94	43,652	9.67	41.032	8.43	32,360	6.59	29,277	6.48
Second Mortgages	12,247	3.00	14,132	3.13	16,980	3.48	18,449	3.77	17,964	3.97
Equity Lines of Credit	9,126	2.23	10,016	2.22	10,164	2.09	9.984	2.03	9,782	2.16
Farmland	12,207	2.99	12,790	2.83	11,176	2.30	9,501	1.93	9,475	2.10
	$349,133	85.50%	$380,885	84.41%	$408,950	84.02%	$406,676	82.81%	$370,353	81.94%

Secured, Other and Unsecured
Personal	$23,824	5.83%	$26,773	5.94%	$29,703	6.10%	$30,843	6.28%	$33,526	7.42%
Commercial	32,407	7.94	40,471	8.97	44,840	9.21	48,230	9.82	42,772	9.46
Agricultural	2,784	0.68	2,848	0.63	3,069	0.63	5,076	1.04	4,938	1.09
	$59,015	14.45%	$70,092	15.54%	$77,612	15.94%	$84,149	17.14%	$81,236	17.97%

Overdrafts	$207	0.05%	$214	0.05%	$191	0.04%	$246	0.05%	$364	0.09%

Loans, gross	$408,355	100.00%	$451,191	100.00%	$486,753	100.00%	$491,071	100.00%	$451,953	100.00%

The following table shows the maturity of loans outstanding, inclusive of expected prepayments and contractual amortization, at December 31,
2011:     (Non accrual loan balances are reflected in the immediate time period)

	December 31, 2011 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$40,626	$19,974	$56,173	$40,168	$-	$12,086	$169,027
Multi-family	3,760	292	10,961	360	-	2	15,375
Construction and Land Loans	8,404	4,435	9,972	484	-	-	23,295
Commercial , Owner Occupied	23,737	7,674	29,333	1,971	6,022	2,630	71,367
Commercial, Non-Owner Occupied	10,251	3,213	17,620	1,003	3,064	1,338	36,489
Second Mortgages	3,923	697	6,787	695	-	145	12,247
Equity Line of Credit	-	2,143	-	5,911	-	1,072	9,126
Farmland	3,443	1,206	6,456	512	-	590	12,207
Secured, Other and Unsecured					-
Personal	8,175	4,436	8,700	1,902	-	611	23,824
Commercial	11,724	5,257	15,197	182	-	47	32,407
Agricultural	1,010	469	1,284	17	-	4	2,784
Overdrafts	207	-	-	-	-	-	207

Loans, Gross	$115,260	$49,796	$162,483	$53,205	$9,086	$18,525	$408,355

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

At December, 2011 OREO balances were $17,224 and consisted of 50 relationships. The following chart details each category type, number of relationships and balance.

OREO Property at 12/31/2011

OREO Description	Number	Balance at 12/31/11
		(in thousands)
Land Development - Vacant Land	17	$4,375
1-4 Family	23	6,248
Multifamily	1	2,635
Commercial Real Estate	9	3,966

Total	50	$17,224

The one multifamily property, totaling $2,600, contains twenty – nine residential units outside the Sevierville, Tennessee area. Another large relationship totals $2,820 and is a tract of land of partially developed lots, four completed condos and undeveloped vacant land also in the Sevierville, Tennessee market area. There has been greater deterioration in the Tennessee commercial real estate market compared to many other markets. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods.

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

For the year ended December 31, 2011  the Company also accrued a $500 general valuation reserve due to the current real estate market conditions and in the expectation of receiving and accepting offers in the coming months that are lower than current appraised values. This has been the experience in recent months. Management has allocated significant resources to facilitate sales of OREO to reduce the Company’s non-performing assets.

Securities
(dollar amounts in thousands)

Investment securities available for sale increased $8,156 (market value) from December 31, 2010 to December 31, 2011.  The Company made only a limited number of purchases during 2011 primarily due to  the possible need for “on-balance” sheet liquidity and the current low  investment yields available.

Yields on typical investment securities continued to be very low during 2011. Purchases during the year consisted primarily of fixed rate Government National Mortgage Association (“GNMA”) mortgage backed securities, SBA pools, and US Treasuries, all of which have the full faith and credit of the US government and also carry a zero risk weighting. During the year, management continued its investment strategy to purchase securities that will blend in with the Company’s overall asset liability strategy, contain zero risk weighting and also maximize yield. The majority of the recent pay downs were contractual amortization and prepayments on variable rate securities as a result of prepayments occurring on the underlying mortgages. The Company also sold approximately $10,200 of GNMA bonds during the year realizing gains of approximately $214. These GNMAs were replaced with similar investment instruments.

             The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of December 31, 2011, our TRUP CDOs amortized cost totaled $4,067.

During 2011, we incurred credit-related OTTI charges on our TRUP CDOs of $269. For the year ended December 31, 2010, we incurred credit-related OTTI charges on our TRUP CDOs of $1,260. The Company continues to review its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). See Footnote 3 in the Notes to the Financial Statements for a detailed discussion of the Company’s OTTI analysis.

Investment Portfolio

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2011.

	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost

Mortgage-backed Sec – fixed rate	$-	$34	$-	$28,295	2.69%	$28,329	$27,731
Mtg.-backed Sec – variable rate	-	-	25	2,275	3.56	2,300	2,271
State & Municipal’s – tax exempt	314	-	552	15,939	6.32	16,805	16,455
State & Municipal’s – taxable	-	-	287	1,076	5.36	1,363	1,575
Pooled Trust Preferred	-	-	-	150	0.00	150	4,067
Single Issue Trust Preferred	-	-	-	1,815	6.12	1,815	1,923
SBA bonds – fixed rate			2,006	4,950	3.27	6,956	6,781
SBA bonds – variable rate	-	-	-	40	0.81	40	40
SLMA	-	462	-		3.50	462	500
US Treasuries	6,032	-	-	-	0.20	6,032	6,029
TOTAL	6,346	$496	$2,870	$54,540		$64,252	$67,372
Total fixed rate securities	$6,346	$34	$2,845	$52,075		$61,300	$60,494
Total variable rate securities	$-	$462	$25	$2,465		$2,952	$6,878

Mortgage backed securities- All of the MBS listed above are agency (FHLMC, FNMA, GNMA) issues. The Company does not hold any non-agency mortgage backed securities.

State and Municipals - A breakdown of the Company’s municipal bond portfolio is shown in the following table segregated by credit rating (Moody’s or S & P).

Credit Rating	Fair Value	Amortized Cost
AA+	$1,075	$1,008
AA	$314	$310
AA-	$4,335	$4,346
Aa2	$1,547	$1,527
Aa3	$1,859	$1,809
A2	$905	$906
A+	$1,323	$1,311
A1	$244	$243
Baa2	$252	$254
BBB+	$1,547	$1,576
BBB	$1,195	$1,159
NR	$3,572	$3,581
TOTAL	$18,168	$18,030

All of the above non-rated securities were rated investment grade when purchased by the Company. Due to the financial crisis, a significant number of municipal bonds are no longer rated by the various rating agencies, even though they do have underlying credit support. All except one of the underlying issuers (municipalities) of the non-rated munis above totaling $3.57 million have had subsequent parity issues that have been rated investment grade. The Company performs periodic credit reviews on any non-rated munis that additionally have not had a subsequent parity issued currently rated “investment grade.”

Pooled Trust Preferred Securities - See discussion above and Footnote 3 in the Notes to the Financial Statements for further information concerning the Company’s pooled trust preferred securities.

Single Issue Trust Preferred - All of the single issue trust preferred securities held by the Bank are issued by large regional or national banks that are well capitalized institutions. The Company reviews the filings of these institutions on a quarterly basis.

SBA Pools - All of the SBA pools owned by the Company have the full faith and credit of the US government and carry a zero risk weighting.

US Treasuries - All of the US Treasuries owned by the Company have the full faith and credit of the US government and carry a zero risk weighting.

	Fair Value	Amortized Cost
Pooled Trust Preferred Securities (TRUPS) –(rated below investment grade)	$150	$4,067
Single Issue Trust Preferred	1,815	1,923
SLMA (rated BBB)	462	500
SBA Pools	6,996	6,821
US Treasuries	6,032	6,029

Deposits / Funding
(dollar amounts in thousands)

Total deposits decreased by $21,411 or 3.99% in 2011. Non-interest bearing demand deposits increased by $13,027. Interest bearing demand deposits decreased by $557. Total time deposits decreased by $40,300. Savings accounts increased by $6,419 during the year. The decrease in time deposits is primarily a result of the Company’s actions to reduce its higher cost CD’s in an effort to lower its overall cost of funds. The average rate paid on time deposits during 2011 decreased 61 basis points compared to the prior year. The Company has experienced a significant increase in demand deposits. The Company over the years has used its alternative funding sources (primarily FHLB advances) to help facilitate growth.  As of December 31, 2011, the Company had $57,500 of FHLB borrowings. One FHLB borrowing was paid off in 2011 totaling $8,000. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale. The Company also participates in the FDIC’s Temporary Liquidity Guarantee Program that was implemented in the fourth quarter of 2008. Under this program, non-interest bearing transaction accounts are fully insured above and beyond the existing FDIC insurance coverage amount.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Dollars in Thousands)
	2011	2010

Non-interest bearing demand deposits	$98,950	$85,923
Interest bearing demand deposits	93,527	94,084
Savings deposits	66,207	59,788
Time deposits	256,677	296,977
Total Deposits	$515,361	$536,772

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$95,419	0.00%	$84,361	0.00%	$83,760	0.00%
Interest-bearing demand deposits	92,050	0.69	79,288	0.89	68,059	0.93
Savings deposits	64.998	0.38	58,835	0.52	55,187	0.69
Time deposits	276,433	2.05	302,624	2.66	312,735	3.27
Total	$528,900		$525,108		$519,741

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2011 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$ 23,745
Over 3 months through 6 months	13,589
Over 6 months through 12 months	15,703
Over 12 months	31,027
Total	$ 84,064

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
(dollar amounts in whole dollars)

Liquidity is the measure of the Bank’s ability to generate sufficient funds in order to meet customers’ demands for withdrawal of deposit balances and for the funding of loan requests. The Bank maintains cash reserves, in accordance with Federal Reserve Bank guidelines, and has sufficient flow of funds from investment security payments as well as loan payments to meet current liquidity needs.

Management of the Bank continuously monitors and plans the Bank’s liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank. Management believes that the current cash on hand and other sources of funds provide sufficient and timely liquidity for the foreseeable future. The Bank currently has approximately $19,000,000 of available credit with the FHLB and $6,000,000 of available secured credit with its correspondent banks.

The Company’s liquidity ultimately depends on dividends paid by the Bank, its wholly owned subsidiary.  The Company and the Bank are currently prohibited from paying a dividend without the prior approval of the Federal Reserve Bank.

Both the Company and the Bank remained “adequately capitalized” under regulatory guidelines. (See Footnote 22 in the Company’s Consolidated Financial Report for further discussion concerning regulatory capital requirements).

On April 27, 2009, the Company announced that it entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. The Loan proceeds can be down-streamed to the Bank and qualify as Tier 1 capital at the Bank level. As of March 31, 2010, the Company had borrowed $4,104,000 of Loan B and $1,000,000 of Loan A.  Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in April 2014 and the Company deposited the 35 monthly payments up to the balloon date into a reserve account held at CBB. The Closed – End Term Loan had a balance of $3,642,196 at December 31, 2011. One of the covenants included in the loan documents requires that the Bank and Company remain well-capitalized. The Company did receive a covenant waiver from CBB during the second quarter of 2011 after falling below “well-capitalized” to “adequately capitalized ”. The Company feels it is in good standing with all other terms and conditions of the loan documents.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for information relating to recent accounting pronouncements.

Off-Balance Sheet Arrangements

See Note 17 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2011:

Report of Independent Registered Public Accounting Firm on the Financial Statements;
Consolidated Balance Sheets as of December 31, 2011 and 2010;
Consolidated Statements of Income for the years ended December 31, 2011 and 2010;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010;
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and
Notes to Consolidated Financial Statements for December 31, 2011

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

Management’s Annual Report on Internal Control over Financial Reporting is incorporated by  reference from the Consolidated Financial Report to Shareholders for the fiscal year ended December 31, 2011.

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees” and “Code of Ethics” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings  “Executive Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2011, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	194,779	$13.97	--

Equity Compensation Plans Not Approved by Shareholders (b)		$-	200,000

Total	194,779	$13.97	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2011 Consolidated Financial Statements.

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

HIGHLANDS BANKSHARES, INC.

Date: March 30, 2012	By:	/s/Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

/s/Robert M. Little, Jr.	/s/James R. Edmondson
Robert M. Little, Jr.	James R. Edmondson
Chief Financial Officer	Vice President of Accounting
Principal Financial Officer	Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 29, 2011.

Signature	Title	Date
/s/ James D. Morefield James D. Morefield	Chairman of the Board, and Director	March 30, 2012
/s/ Dr. James D. Moore, Jr. Dr. James D. Moore, Jr.	President	March 30, 2012
/s/ J. Carter Lambert J. Carter Lambert	Vice Chairman	March 30, 2012
/s/ Samuel L. Neese Samuel L. Neese	Executive Vice President, and Chief Executive Officer (principal executive officer)	March 30, 2012

Signature	Title	Date
/s/ William E. Chaffin William E. Chaffin	Director	March 30, 2012
/s/ E. Craig Kendrick E. Craig Kendrick	Director	March 30, 2012
/s/ Clydes B. Kiser Clydes B. Kiser	Director	March 30, 2012
/s/ Charles P. Olinger Charles P. Olinger	Director	March 30, 2012
/s/ Dr. H. Ramsey White, Jr. Dr. H. Ramsey White, Jr.	Director	March 30, 2012

EXHIBIT INDEX

Exhibit No.                      Description

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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