Form 10-Q
period 2012-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2012-05-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

5,011,152 shares of common stock, par value $0.625 per share, outstanding as of May 14, 2012

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2012

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011
3

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2012 and 2011	4

Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2012 and 2011
5
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011	6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2012 and 2011	7

Notes to Consolidated Financial Statements (Unaudited)	8-37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38-44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	46

SIGNATURES AND CERTIFICATIONS	47

PART I.
FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) March 31, 2012	(Note 1) December 31, 2011
ASSETS
Cash and due from banks	$18,383	$15,734
Federal funds sold	69,956	70,341

Total Cash and Cash Equivalents	88,339	86,075

Investment securities available for sale (amortized cost $63,982 at March 31, 2012, $67,372 at December 31, 2011)	61,438	64,252
Other investments, at cost	5,308	5,308
Loans, net of allowance for loan losses of $8,928 at March 31, 2012, $9,024 at December 31, 2011	392,369	398,780
Premises and equipment, net	21,713	21,883
Deferred tax assets	8,420	8,615
Interest receivable	2,385	2,369
Bank owned life Insurance	13,345	13,230
Other real estate owned, net	15,731	16,724
Other assets	3,041	3,747

Total Assets	$612,089	$620,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$105,931	$98,950
Interest bearing	400,079	416,411

Total Deposits	506,010	515,361

Interest, taxes and other liabilities	2,276	2,570
Other short-term borrowings	57,677	57,676
Long-term debt	13,920	13,964
Capital securities	3,150	3,150

Total Other Liabilities	77,023	77,360

Total Liabilities	583,033	592,721

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	19,820	19,406
Accumulated other comprehensive income (loss)	(1,679)	(2,059)

Total Stockholders’ Equity	29,056	28,262

Total Liabilities and Stockholders’ Equity	$612,089	$620,983

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
INTEREST INCOME
Loans receivable and fees on loans	$5,930	$6,427
Securities available for sale:
Taxable	234	284
Exempt from taxable income	200	225
Other investment income	21	17
Federal funds sold	42	36

Total Interest Income	6,427	6,989

INTEREST EXPENSE
Deposits	1,297	1,798
Other borrowed funds	845	907

Total Interest Expense	2,142	2,705

Net Interest Income	4,285	4,284

Provision for Loan Losses	505	3,603

Net Interest Income after Provision for Loan Losses	3,780	681

NON-INTEREST INCOME
Securities gains (losses), net	3	29
Service charges on deposit accounts	491	494
Other service charges, commissions and fees	504	396
Other operating income	228	166
Other than temporary impairment charge	(167)	(114)

Total Non-Interest Income	1,059	971

NON-INTEREST EXPENSE
Salaries and employee benefits	2,267	2,528
Occupancy expense of bank premises	277	260
Furniture and equipment expense	333	338
Other operating expense	1,263	1,337
Foreclosed Assets – Loss on Sale / Write-down	39	253
Foreclosed Assets – Operating Expenses	190	312

Total Non-Interest Expense	4,369	5,028

Income (Loss) Before Income Taxes	470	(3,376)

Income Tax Expense (Benefit) (Note 3)	56	(1,253)

Net Income (Loss)	$414	$(2,123)

Basic Earnings (Loss) Per Common Share (Note 6)	$0.08	$(0.43)

Earnings (Loss) Per Common Share – Assuming Dilution	$0.08	$(0.43)

Dividends Per Share	$-	$-

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net Income (Loss)	$414	$(2,123)

Other Comprehensive Income
Unrealized gains on securities during the period	579	415
Less: reclassification adjustment for gains included in net income	(3)	(29)
Other Comprehensive Income, before tax	576	386
Income tax expense related to other comprehensive income	196	130
Other Comprehensive Income	380	256
Comprehensive Income (Loss)	$794	$(1,867)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$414	$(2,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	505	3,603
Depreciation and amortization	254	288
Net realized (gains) losses on available for sale securities	(3)	(29)
Net amortization on securities	170	135
Other than temporary impairment charge	167	114
Amortization of Capital issue costs	1	2
Increase in interest receivable	(16)	(177)
Valuation adjustment of other real estate owned	-	195
(Increase) decrease in other assets	673	(1,126)
Decrease in interest, taxes and other liabilities	(294)	(201)

Net cash provided by operating activities	1,871	681

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	506	2,332
Proceeds from maturities of debt and equity securities	4,200	1,726
Purchase of debt and equity securities	(1,650)	(6,374)
Net decrease in loans	4,780	9,568
Proceeds from sales of other real estate owned	2,119	558
Premises and equipment expenditures	(168)	(4)

Net cash provided by investing activities	9,787	7,806

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(22,671)	(12,494)
Net increase in demand, savings and other deposits	13,320	8,222
Increase (decrease) in short-term borrowings	1	(7,993)
Decrease in long-term debt	(44)	(118)

Net cash used in financing activities	(9,394)	(12,383)

Net increase (decrease) in cash and cash equivalents	2,264	(3,896)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,075	82,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,339	$78,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,973	$2,980
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$1,125	$1,446

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2010	5,011	$3,132	$7,783	$25,923	$(3,958)	$32,880

Net income / (loss)	-	-	-	(2,123)	-	(2,123)

Other comprehensive income	-	-	-	-	256	256

Balance, March 31, 2011	5,011	$3,132	$7,783	$23,800	$(3,702)	$31,013

Balance, December 31, 2011	5,011	$3,132	$7,783	$19,406	$(2,059)	$28,262

Net income / (loss)	-	-	-	414	-	414

Other comprehensive income	-	-	-	-	380	380

Balance, March 31, 2012	5,011	$3,132	$7,783	$19,820	$(1,679)	$29,056

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2011 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2011 Form 10-K. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)

    The composition of net loans is as follows:

	March 31, 2012	December 31, 2011
Real Estate Secured:
Residential 1-4 family	$168,837	$169,027
Multifamily	16,847	15,375
Construction and Land Loans	19,758	23,295
Commercial, Owner Occupied	68,081	71,367
Commercial, Non-owner occupied	37,671	36,489
Second mortgages	11,245	12,247
Equity lines of credit	8,793	9,126
Farmland	12,276	12,207
	343,508	349,133

Secured (other) and unsecured
Personal	22,939	23,824
Commercial	31,487	32,407
Agricultural	3,702	2,784
	58,128	59,015

Overdrafts	205	207

	401,841	408,355
Less:
Allowance for loan losses	8,928	9,024
Net deferred fees	544	551
	9,472	9,575

Loans, net	$392,369	$398,780

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

    The following table is an analysis of past due loans as of March 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$2,339	$1,122	$4,792	$8,253	$160,584	$168,837	$819
Equity lines of credit	56	3	168	227	8,566	8,793	168
Multifamily	-	-	97	97	16,750	16,847	-
Farmland	316	133	-	449	11,827	12,276	-
Construction, Land Development, Other Land Loans	438	29	1,233	1,700	18,058	19,758	-
Commercial Real Estate- Owner Occupied	784	351	5,716	6,851	61,230	68,081	-
Commercial Real Estate- Non Owner Occupied	1,604	-	742	2,346	35,325	37,671	-
Second Mortgages	74	132	92	298	10,947	11,245	-
Non Real Estate Secured
Personal	305	125	57	487	22,657	23,144	12
Business	804	60	608	1,472	30,015	31,487	-
Agricultural	-	6	634	640	3,062	3,702	-

Total	$6,720	$1,961	$14,139	$22,820	$379,021	$401,841	$999

The following table is an analysis of past due loans as of  December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,471	$1,071	$4,236	$8,778	$160,249	$169,027	$171
Equity lines of credit	-	205	-	205	8,921	9,126	-
Multifamily	97	-	646	743	14,632	15,375	-
Farmland	-	134	-	134	12,073	12,207	-
Construction, Land Development, Other Land Loans	271	59	1,846	2,176	21,119	23,295	-
Commercial Real Estate-Owner Occupied	1,199	476	6,989	8,664	62,703	71,367	920
Commercial Real Estate-Non Owner Occupied	-	1,446	863	2,309	34,180	36,489	292
Second Mortgages	243	10	518	771	11,476	12,247	26
Non Real Estate Secured
Personal	244	113	134	491	23,540	24,031	41
Commercial	224	25	630	879	31,528	32,407	-
Agricultural	17	7	2	26	2,758	2,784	-

Total	$5,766	$3,546	$15,864	$25,176	$383,179	$408,355	$1,450

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Loans are considered delinquent when payments have not been made according to the terms of the contract The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Credit card loans and other personal loans are typically charged off no later than 180 days past due.   In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

    The following is a summary of non-accrual loans at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Real Estate Secured
Residential 1-4 Family	$3,973	$4,065
Multifamily	97	646
Construction and Land Loans	1,233	1,846
Commercial-Owner Occupied	5,716	6,069
Commercial- Non Owner Occupied	742	4,871
Second Mortgages	92	492
Equity Lines of Credit	-	-
Farmland	-	630
Secured (other) and Unsecured
Personal	45	94
Commercial	608	630
Agricultural	634	2

Total	$13,140	$19,345

The December 31, 2011 total includes approximately $4.9 million of loans that were current and paying under the terms of their existing loan agreement but included in non-accrual per regulatory guidance.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at March 31, 2012 and December 31, 2011: The grades are assigned and / or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

    Credit Risk Profile by Internally Assigned Grade as of March 31, 2012

Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	37,335	1,635	1,099	3,890	5,715	1,352
Satisfactory	78,026	11,107	3.,376	5,413	23,329	15,094
Acceptable	33,353	1,470	7,033	5,860	21,613	8,943
Special Mention	3,324	1,311	112	3,401	3,170	1,510
Substandard	16,799	1,324	656	1,194	14,254	10,772
Doubtful	-	-	-	-	-	-

Total	$168,837	$16,847	$12,276	$19,758	$68,081	$37,671

Credit Risk Profile by Internally Assigned Grade as of December 31, 2011

Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	37,509	1,220	1,104	4,108	6,119	1,604
Satisfactory	79,225	9,790	3,419	6,026	23,168	14,756
Acceptable	33,427	1,481	3,944	5,940	25,652	9,270
Special Mention	3,739	1,318	1,767	2,195	4,073	1,518
Substandard	15,127	1,566	1,973	5,026	12,355	9,341
Doubtful	-	-	-	-	-	-

Total	$169,027	$15,375	$12,207	$23,295	$71,367	$36,489

(1)  Quality-- This grade is reserved for the Bank’s top quality loans. These loans have excellent sources of repayment, with no significant identifiable risk of collection.  Generally, loans assigned this rating will demonstrate the following characteristics:

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

Satisfactory-- This grade is given to performing loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this rating will demonstrate the following characteristics:

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

Acceptable -- This grade is given to loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss.  Loans assigned this rating may demonstrate some or all of the following characteristics:

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

Special Mention -- This grade is given to Watch List loans that include the following characteristics:

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

Substandard -- Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Doubtful  --  Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on non-accrual status, and no definite repayment schedule exists.

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital
•	Alternative financing
•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  March 31, 2012:

	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$23,087	$19,778	$30,879	$3,068
Nonperforming (>90 days past due)	57	260	608	634

Total	$23,144	$20,038	$31,487	$3,702

Credit Risk Profile based on payment activity as of December 31, 2011:

	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$23,897	$20,855	$31,777	$2,782
Nonperforming (>90 days past due)	134	518	630	2

Total	$24,031	$21,373	$32,407	$2,784

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at March 31, 2012:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$10,821	$10,821	$-	$9,928	$123
Equity lines of credit	-	-	-	-	-
Multifamily	1,323	1,323	-	1,122	16
Farmland	277	277	-	280	5
Construction, Land Development, Other Land Loans	180	180	-	1,334	1
Commercial Real Estate- Owner Occupied	9,325	9,325	-	9,240	46
Commercial Real Estate- Non Owner Occupied	9,178	9,178	-	7,019	89
Second Mortgages	578	578	-	585	9
Non Real Estate Secured
Personal /Consumer	60	60	-	45	1
Business Commercial	713	713	-	1,580	6
Agricultural	20	20	-	10	-

Total	$32,475	$32,475	$-	$31,143	$296

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$3,911	$3,911	$373	$3,859	$38
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	206	206	5	257	3
Construction, Land Development, Other Land Loans	944	944	345	1,741	-
Commercial Real Estate- Owner Occupied	3,343	3,343	439	2,665	20
Commercial Real Estate- Non Owner Occupied	1,595	1,595	188	3,039	6
Second Mortgages	108	108	8	108	2
Non Real Estate Secured
Personal /Consumer	39	39	5	57	-
Business Commercial	650	650	568	753	4
Agricultural	770	770	164	385	2
Credit Cards	-	-	-	-	-

Total	$11,566	$11,566	$2,095	$12,864	$75

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at  December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$9,034	$9,342	$-	$8,243	$285
Equity lines of credit	-	-	-	-	-
Multifamily	920	920	-	480	63
Farmland	283	283	-	529	16
Construction, Land Development, Other Land Loans	2,487	2,487	-	3,170	108
Commercial Real Estate- Owner Occupied	9,155	9,155	-	7,327	187
Commercial Real Estate- Non Owner Occupied	4,859	4,859	-	4,183	143
Second Mortgages	591	591	-	646	6
Non Real Estate Secured
Personal	30	30	-	26	3
Commercial	2,446	3,115	-	1,856	64
Agricultural	-	-	-	-	-

Total	$29,805	$30,782	$-	$26,460	$875

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$3,806	$3,840	$571	$4,161	$132
Equity lines of credit	-	-	-	-	-
Multifamily	646	866	201	1,139	11
Farmland	307	307	38	309	11
Construction, Land Development, Other Land Loans	2,538	2,538	606	4,787	80
Commercial Real Estate- Owner Occupied	1,986	2,086	323	3,132	11
Commercial Real Estate- Non Owner Occupied	4,482	4,482	343	4,758	54
Second Mortgages	108	108	10	138	4
Non Real Estate Secured
Personal	74	74	41	62	4
Commercial	856	856	675	1,494	22
Agricultural	-	-	-	14	-

Total	$14,803	$15,157	$2,808	$19,994	$329

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of March 31, 2011 and March 31, 2012.

Three months ended March 31, 2011	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2010	$1,521	$229	$2,155	$504	$1,353	$323	$83	$229	$516	$2,185	$1,222	10,320
Provision for Credit Losses	264	325	643	1,089	55	468	36	184	302	307	(70)	3,603
Charge-offs	84	-	785	90	-	222	10	143	91	341	-	1,766
Recoveries	1	-	30	-	-	-	-	-	21	6	-	58
Net Charge-offs	83	-	755	90	-	222	10	143	70	335	-	1,708
Ending Balance March 31, 2011	1,702	554	2,043	1,503	1,408	569	109	270	748	2,157	1,152	12,215
Ending Balance: Individually Evaluated for impairment	748	282	1,040	1,300	882	112	-	41	14	978	-	5,397
Ending Balance: Collectively Evaluated for Impairment	954	272	1,003	203	526	457	109	229	734	1,179	1,152	6,818
Loans:
Ending Balance: Individually Evaluated for Impairment	13,893	2,612	10,568	12,339	8,847	933	-	942	94	3,241	-	53,469
Ending Balance: Collectively Evaluated for Impairment	161,658	12,958	17,988	64,799	29,314	12,356	10,138	11,991	25,893	37,890	-	384,985
Ending Balance: March 31, 2011	$175,551	$15,570	$28,556	$77,138	$38,161	$13,289	$10,138	$12,933	$25,987	$41,131	-	$438,454

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Three months ended March 31, 2012	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2011	$1,618	$477	$1,746	$1,209	$400	$371	$69	$336	$764	$1,620	$414	9,024
Provision for Credit Losses	(257)	194	(376)	3	(76)	(24)	(18)	(74)	1	(122)	1,254	505
Charge-offs	167	246	103	69	59	37	-	4	146	5	-	836
Recoveries	94	-	114	-	-	1	-	-	23	3	-	235
Net Charge-offs	73	246	(11)	69	59	36	-	4	123	2	-	601
Ending Balance March 31, 2012	1,288	425	1,381	1,143	265	311	51	258	642	1,496	1,668	8,928
Ending Balance: Individually Evaluated for impairment	373	-	345	439	188	8	-	5	5	732	-	2,095
Ending Balance: Collectively Evaluated for Impairment	915	425	1,036	704	77	303	51	253	637	764	1,668	6,833
Loans:
Ending Balance: Individually Evaluated for Impairment	16,798	1,324	1,194	13,966	10,772	357	-	656	126	2,318	-	47,511
Ending Balance: Collectively Evaluated for Impairment	152,039	15,523	18,564	54,115	26,899	10,888	8,793	11,620	23,018	32,871	-	354,330
Ending Balance: March 31, 2012	$168,837	$16,847	$19,758	$68,081	$37,671	$11,245	$8,793	$12,276	$23,144	$35,189	-	$401,841

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired when the collection of interest and principal is in doubt. An allowance for loan loss is established on loans for which it is probable that the full collection of principal is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, are analyzed to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics may be analyzed for impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings. Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $20.02 million and $16.03 million of loans categorized as troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed likely.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following is a summary of troubled debt restructurings occurring during the three months ended March 31, 2012.

Troubled Debt Restructurings Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family	1	729	729
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages	1	84	84
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	2	813	813

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family	1	885	885
Equity lines of credit
Multifamily	1	410	410
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate-Owner Occupied	2	3,002	3,002
Commercial Real Estate-Non Owner Occupied	2	5,949	5,949
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial	1	992	992
Agricultural

Total	7	11,238	11,238
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Total Restructurings	9	12,051	12,051

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate-Owner Occupied
Commercial Real Estate-Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	-	-	-

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following is a summary of troubled debt restructurings occurring during the three months ended March 31, 2011.

Troubled Debt Restructurings Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans	1	1,363	1,363
Commercial Real Estate- Owner Occupied	2	742	742
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	3	2,105	2,105

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured	-	-	-
Residential 1-4 family	-	-	-
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured	-	-	-
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-
	-	-	-
Total	-	-	-

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family	2	912	911
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages	1	426	426
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	3	1,338	1,337
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Total Restructurings	9	3,443	3,442

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family (Loan Term Extension)
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans (Interest Only)	1	1,363	1,363
Commercial Real Estate- Owner Occupied (Interest Only)	2	742	742
Commercial Real Estate- Non Owner Occupied (Loan Term Extenstion)
Second Mortgages (Loan Term Extension)	1	426	426
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	4	2,531	2,531

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

 Overview of Loan Review and ALLL Processes

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500,000.  The relationship review includes a discussion on the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a “stressed” DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a “stressed” LTV.   In addition to annual loan relationship reviews, quarterly reviews are completed on all loans that are graded Substandard, Doubtful and Loss and are on the watch list, which includes all loan relationships that are greater than $100,000.  This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of all non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

The following describes the Company’s basic methodology for computing its ALLL.

On a quarterly basis, the ALLL methodology begins with the identification of loans subject to ASC 310.  All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired under ASC 310. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans, together with any Troubled Debt Restructured (TDR) loan, may warrant further analysis before completing an assessment of impairment.
For ASC 310 loans that are individually evaluated and found to be impaired (primarily those designated as Substandard and Doubtful), the associated ALLL will be based upon one of the three impairment measurement methods specified within ASC 310:

(1)	Present value of expected future cash flows discounted at the loan’s effective interest rate;
(2)	Loan’s observable market price; or
(3)	Fair value of the collateral.

To determine the amount of loan loss exposure for the impaired ASC 310 loans, the value of collateral for secured loans is evaluated to determine the current value and potential exposure.  The collateral value is adjusted for its age and condition, and, for real estate, adjusted for condition, location, and age of the most current appraisal.  If the adjusted value of the collateral is less than the current principal balance, the difference is designated as direct exposure for loan loss calculations.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

For all other loans, including individual loans determined not to be impaired under ASC 310, the associated ALLL is calculated in accordance with ASC 450 that provides for estimated credit losses likely to be realized on groups of loans with similar risk characteristics. The Bank uses standard call report categories to segregate loans into groups with similar risk characteristics.

Estimated credit losses reflect significant factors that affect the collectability of the portfolio as of the evaluation date. Key factors that influence risk within the Bank’s loan portfolio are divided into three major categories:

(1)
Historical Loss Factor: To calculate the anticipated loan loss in each call report category for ASC 450 loans, the bank begins with the net loss in each category for each of the last twelve quarters.  The Bank uses a rolling twelve quarter weighted historical loss average where the most recent quarters are weighted heavier than the earlier quarters.  The total of weighted factors for each call report category is applied to the current outstanding loan balance in this category to calculate expected loss based on historical data for a group of loans with similar risk characteristics.

(2)
External economic factors:  Economic conditions have a significant impact on the Bank’s loan portfolio because deteriorating conditions can adversely impact both collateral values and the customer’s ability to service debt.  Management has selected the following external factors as indicators of economic conditions:

a.	National GDP Growth Rate
b.	Local Unemployment Rates
c.	The Prime Rate

(3)	Internal process factors: Internal factors that influence loss rates as a result of risk management and control practices include the following:

a.	Past-Due Loans.
b.	Non-Accrual Loans
c.	CRE Concentrations
d.	Loan Volume Level
e.	Level and Trend of Classified Loans

The values for internal factors are updated on a quarterly basis based on current economic data.

Once the quarterly ALLL is computed, the calculations are reviewed by the Company’s credit administration committee which is comprised of the CEO, CFO, and Senior Lending Officers, including Credit Review personnel.  The Company’s controller also performs a detailed review of the computations, estimates, etc. included in the ALLL calculation. The ALLL is then reviewed and approved by the Board of Directors.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 3  -  Income Taxes

Income tax expense (benefit) for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2012	2011

Tax expense (benefit) at statutory rate	$160	$(1,148)
Reduction in taxes from:
Tax-exempt interest	(68)	(77)
Other, net	(36)	(28)

Income tax expense (benefit)	$56	$(1,253)

Note 4  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table presents the capital ratios for the Company and the Bank at March 31, 2012.

March 31, 2012

Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.34%	8.60%	4.70%

Highlands Union Bank	8.18%	9.44%	5.23%

December 31, 2011

Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.03%	8.29%	4.57%

Highlands Union Bank	7.81%	9.08%	5.07%

During the first quarter of 2011, the Bank’s total risk based capital ratio fell below the required minimum to be “well - capitalized.” The Bank’s Tier 1 Capital to Risk Weighted assets ratio and Tier 1 capital to Adjusted Total Assets remained above the “well-capitalized” thresholds. Because the Bank’s total risk-based capital ratio was below 10% as of December 31, 2011 and March 31, 2012, the Bank is considered to be “adequately-capitalized” under the regulatory framework for prompt corrective action.  As a result of our status as “adequately-capitalized” for regulatory capital purposes, we cannot renew or accept brokered deposits without prior regulatory approval and we may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. The Bank has increased its total risk based capital ratio from 8.77% at March 31, 2011 to 9.44% at March 31, 2012. The Bank’s total risk based capital ratio was 9.08% at December 31, 2011.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of $2.3125 Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998.  These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the debt securities, which would result in a deferral of distribution payments on the related Capital Securities. Effective April 15, 2010, the Company began deferring interest payments on the debt securities held by Highlands Capital Trust I.  As a result, distribution payments to holders of the Capital Securities are also being deferred.

Note 6 - Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings (loss) per share and diluted earnings (loss) per share for the three months ended March 31, 2012 and March 31, 2011.

	Basic EPS		Weighted Average Number of Shares	Diluted EPS		Weighted Average Number of Shares
Quarter Ended:
March 31, 2012		$0.08	5,011,152		$0.08	5,011,152
March 31, 2011	$	(0.43)	5,011,152	$	(0.43)	5,011,152

Note 7 - Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2012, these commitments included: standby letters of credit of $584 thousand; equity lines of credit of $9.81 million; credit card lines of credit of $5.67 million; commercial real estate, construction and land development commitments of $2.65 million; and other unused commitments to fund interest earning assets of $22.61 million.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  8 - Fair Value

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Recurring - Investment Securities Available for Sale

Securities classified as available for sale are reported at fair value utilizing Level 2 and Level 3 inputs. For Level 2 securities, the Company obtains fair value measurements from multiple independent third party sources. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

As of March 31, 2012, we own approximately $3.89 million (amortized cost) in collateralized debt obligation securities (TRUP CDOs) that are backed by trust preferred securities issued by banks, thrifts, and insurance companies.  The market for these and similar securities at March 31, 2012 is not active.  The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required for fair value assessment at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 hierarchy using inputs from independent pricing models.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy.

March 31, 2012

	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
US Treasuries	$-	$6,014	$-	$6,014
State and Political Subdivisions	$-	$15,993	$-	$15,993
Mortgage Backed Securities	$-	$29,551	$-	$29,551
TRUP CDO’s	$-	$-	$247	$247
Single Issue Trust Preferred	$-	$1,845	$-	$1,845
SBA Pools	$-	$7,307	$-	$7,307
SLMA	$-	$481	$-	$481
Total AFS Securities	$-	$61,191	$247	$61,438

December 31, 2011

	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
US Treasuries	$-	$6,032	$-	$6,032
State and Political Subdivisions	$-	$18,168	$-	$18,168
Mortgage Backed Securities	$-	$30,629	$-	$30,629
TRUP CDO’s	$-	$-	$150	$150
Single Issue Trust Preferred	$-	$1,815	$-	$1,815
SBA Pools	$-	$6,996	$-	$6,996
SLMA	$-	$462	$-	$462
Total AFS Securities	$-	$64,102	$150	$64,252

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at March 31, 2012 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale
Beginning balance, December 31, 2011	$150
Total losses included in net income	(167)
Included in other comprehensive income	264
Transfers in or out of Level 3	--
Ending balance, March 31, 2012	$247

The losses included in net income represent the other than temporary impairment charges taken during the three months ended March 31, 2012 for the securities classified as Level 3.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At March 31, 2012 all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The following tables summarize the Company’s impaired loans by loan category at fair value on a non - recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy for which a specific allowance has been allocated.

March 31, 2012

	Level 1	Level 2	Level 3	Total Fair Value
Real Estate Secured
Residential 1-4 family		$3,911		$3,911
Farmland		206		206
Construction, Land Development, Other Land Loans		944		944
Commercial Real Estate – Owner Occupied		3,343		3,343
Commercial Real Estate – Non Owner Occupied		1,595		1,595
Second Mortgages		108		108
Non Real Estate Secured
Personal		39		39
Business / Commercial		650		650
Agricultural		770		770
Total		$11,566		$11,566

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

December 31, 2011

	Level 1	Level 2	Level 3	Total Fair Value
Real Estate Secured
Residential 1-4 family		$3,806		$3,806
Multifamily		646		646
Farmland		307		307
Construction, Land Development, Other Land Loans		2,538		2,538
Commercial Real Estate – Owner Occupied		1,986		1,986
Commercial Real Estate – Non Owner Occupied		4,482		4,482
Second Mortgages		108		108
Non Real Estate Secured
Personal		74		74
Business / Commercial		856		856
Total		$14,803		$14,803

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional specific write-downs have occurred, then the foreclosed asset balances are reclassified as non-recurring Level 3. The following tables summarize the Company’s foreclosed and repossessed assets at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011

March 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$15,800	--	$15,800

December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$16,852	--	$16,852

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

Deposits

The fair value of time deposits is based on discounted cash flows using current market rates applied to the cash flow analysis for each time deposit. Other non-maturity deposits are reported at their carrying values.

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

The carrying amounts and fair values of the Company's financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$88,339	$88,339	$86,075	$86,075
Securities available for sale	61,438	61,438	64,252	64,252
Other investments	5,308	5,308	5,308	5,308
Loans, net	392,369	391,015	398,780	398,221
Deposits	(506,010)	(497,491)	(515,361)	(508,599)
Other short-term borrowings	(57,677)	(63,460)	(57,676)	(65,844)
Long-term debt	(13,920)	(14,863)	(13,964)	(14,951)
Capital Securities	(3,150)	(3,014)	(3,150)	(3,014)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9.  -  Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Treasuries	$6,013	1	-	$6,014
State and political subdivisions	15,605	411	23	15,993
Mortgage backed securities	28,890	661	-	29,551
TRUP CDOs	3,897	-	3,650	247
Single Issue Trust Preferred	1,922	-	77	1,845
SBA Pools	7,155	213	61	7,307
SLMA	500	-	19	481
	$63,982	$1,286	$3,830	$61,438

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Treasuries	$6,029	$3	$-	$6,032
State and political subdivisions	18,030	275	137	18,168
Mortgage backed securities	30,002	632	5	30,629
TRUP CDOs	4,067	-	3,917	150
Single Issue Trust Preferred	1,923	-	108	1,815
SBA Pools	6,821	219	44	6,996
SLMA	500	-	38	462
	$67,372	$1,129	$4,249	$64,252

Investment securities available for sale with a carrying value of $45,424 and $45,258 at March 31, 2012 and December 31, 2011, respectively, and a market value of $46,510 and $46,011 at March 31 , 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	March 31, 2012
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$1,968	$10	$1,007	$13	$2,975	$23
Mortgage-backed securities	-	-	-	-	-	-
Pooled Trust Preferred Securities	-	-	247	3,650	247	3,650
Single Issue Trust Preferred	504	8	841	69	1,345	77
SBA Pools	531	18	1,879	43	2,410	61
SLMA	-	-	481	19	481	19

Total	$3,003	$36	$4,455	$3,794	$7,458	$3,830

	December 31, 2011
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$705	$45	$4,367	$92	$5,072	$137
Mortgage-backed securities	4,554	5	-	-	4,554	5
Pooled Trust Preferred Securities	-	-	150	3,917	150	3,917
Single Issue Trust Preferred	505	7	809	101	1,314	108
SBA Pools	-	-	2,007	44	2,007	44
SLMA	-	-	462	38	462	38

Total	$5,764	$57	$7,795	$4,192	$13,559	$4,249

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of March 31, 2012, our TRUP CDOs book value totaled $3.89 million.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”).

For other than temporary impairment analysis, the Company measures the change in projected cash flows for securitized assets, specifically, how the current projected cash flows differ from the most recent projection (e.g. as of the last quarter). A decrease in the present value of projected cash flows is considered an “adverse change” and may trigger a charge for other-than-temporary impairment. The Company formally analyzes the credit characteristics of the underlying collateral on each individual security as a basis for credit deferral / default assumptions.   This methodology is documented and reviewed with the audit committee quarterly for determining impairment each quarter.  Additionally, the Company utilizes certain data contained in the baseline deferral / default assumptions that were developed by the FDIC (from default data during the 1988-1992 periods). The Company’s credit evaluation of each of the entities comprising the underlying collateral considers all available information and evidence.  The initial credit evaluation focuses on asset quality (using the Texas Ratio and Modified Texas Ratio), capitalization (using Leverage, Tier 1 and Total Risk Based Capital), third party ratings of financial strength, the ratio of reserve for loan losses to loans and current earnings performance. For those underlying issuers that are determined to be potentially impaired based on the initial review, a more detailed quarterly trend analysis is completed. This analysis focuses on trends related to non-performing assets, reserve for loan losses, capitalization and earnings performance. The results of the internal assessment are factored into an analysis stressing the projections of cash flow.

At March 31, 2012, the following assumptions were used in the cash flow projections:

·	Deferral / default ranges for 2012 – 1.00% to 2.00%.
·	Deferral / default rate for 2013 – 1.00%.
·	Deferral / default ranges for years thereafter – 0.25% to 0.36%.
·	Prepayments - 1% annually, 100% at maturity
·	The discount rate is calculated using the original discount margin as of the purchase date based on the purchase price added to the appropriate forward 3-month LIBOR rate.
·	15% recovery with 2 year lag extended to 5 years if has been in deferral for 2 years
·	0% recovery on existing defaults
·	Cash flows are discounted at the effective interest rate.

Underlying banks can prepay their trust preferred securities on a quarterly call date after a five year period from the original date of issue. The Company uses a constant prepayment assumption of 1% annually and 100% at maturity. The extent of future prepayments is difficult to project. The projections also include for existing deferrals a 15% recovery  after a two-year lag (if an issuer has been in deferral for two years, the Company extends the assumed recovery to the end of the 5-year deferral period, or an additional 3 years).

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

During the first quarter of 2012, the Company incurred credit-related OTTI charges on our TRUP CDOs of $167 thousand. For the three months ended March 31, 2011, the Company incurred a total of $114 thousand of OTTI charges.

The Company also assesses other securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of March 31, 2012 and December 31, 2011, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at March 31, 2011 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$6,323	$6,325
Due after one year through five years	500	481
Due after five years through ten years	3,229	3,232
Due after ten years	25,040	21,849
	35,092	31,887

Mortgage-backed securities	28,890	29,551
	$63,982	$61,438

Note 10  -  Formal Written Agreement

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

•	review and revise the Bank’s methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised investment policy;
•	improve the Bank’s earnings and overall condition;
•	revise the Bank’s information technology program;
•	establish a disaster recovery and business continuity program.and
•	establish a committee to monitor compliance with all aspects of the written agreement.

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

Note  11  -  Summary of Significant Accounting Policy Update For Certain Required Disclosures

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments were effective for the Company beginning January 1, 2012 and had no effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity and requires consecutive presentation of the statement of net income and other comprehensive income.

The amendments were applicable to the Company on January 1, 2012 and have been applied retrospectively.  In December 2011, the topic was further amended to defer the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  Companies should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the amendments while FASB redeliberates future requirements.

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

Critical Accounting Policy

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.  For a discussion of the Company’s critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Regulatory Economic Environment

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

On April 5, 2012, President Obama signed into law the Jumpstart our Business Startups Act, (the "JOBS Act").  The JOBS Act significantly amends federal securities laws to relax the general solicitation and general advertising prohibitions in private placements, create a new public offering exemption for offerings up to $50 million and increase the threshold number of shareholders of record over which companies are required to register with the SEC and being filing periodic public reports.  The JOBS Act also increased the threshold number of shareholders of record for bank holding companies to deregister with the SEC and cease filing periodic public reports. The Company’s shareholder base currently exceeds this amended threshold, but in the event that the Company’s number of shareholders of record decreases in the future, the Company may consider deregistering to save the significant expense associated with SEC reporting.

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

Results of Operations

Results of operations for the three-month periods ended March 31, 2012 and March 31, 2011 reflected net income of $414 thousand and a net loss of $2.12 million, respectively. For the first three months of 2012, provisions for loan loss reserves decreased $3.09 million over the corresponding period in 2011 as the Company’s non-performing loans have significantly decreased over the past 12 months.

Net interest income for the three-month period ended March 31, 2012 increased $1 thousand or .02% compared to the three months ended March 31, 2011, notwithstanding the reduction in interest earning assets. Average interest-earning assets decreased $43.59 million from the three - month period ended March 31, 2011 to the current three-month period, while average interest-bearing liabilities decreased $39.31 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.82% for the three-month period ended March 31, 2012 representing a decrease of only 4 basis points from the same period in 2011.  The Company has significantly reduced its non-accrual loans over the past year. The average balance of federal funds sold during the quarter was $67.91 million as a result of significant reductions in the loan portfolio. The average rate on federal funds sold was .24% during the quarter. The rate on average interest-bearing liabilities decreased 29 basis points to 1.75% for the three month period ended March 31, 2012 as compared to 2.04% for the same period in 2011.

Total interest income for the three months ended March 31, 2012 was $562 thousand less than the comparable 2011 period due primarily to a reduction in loan balances, new loan and investment securities volume being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally maintained a significant amount of cash and cash equivalents during 2011 and 2012.

The Company’s total interest expense decreased by $563 thousand for the three months ended March 31, 2012 as compared to the same period in 2011 due primarily a reduction in time deposits and also due to new interest-bearing deposits recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or re-price.

During the first three months of 2012, the Company’s non-interest income increased by $88 thousand over the corresponding period for 2011. OTTI write-downs for the first three months of 2012 were $167 thousand compared to $114 thousand for the first three months of 2011. Other service charges, commissions and fees increased by $108 thousand over the corresponding period in 2011.

Total non-interest expense for the three month period ended March 31, 2012 decreased $659 thousand over the comparable period in 2011. FDIC insurance premiums decreased to $340 thousand for the quarter compared to $429 thousand for the three months ended March 31, 2011. OREO expenses, write-downs, and losses on the sale of OREO and repossessions in the amount of $229 thousand decreased $336 thousand for the three month period ended March 31, 2012 as compared to the prior period. Salaries and employee benefits decreased $261 thousand for the three months ended March 31, 2012 as compared to the prior year period as the Company has continued to reduce its full time equivalents during the last 2 years.

In addition to FDIC insurance premiums, for the three months ended March 31, 2012, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $251 thousand, software licensing and maintenance costs totaling $184 thousand, and postage and freight charges totaling $69 thousand.

For the three months ended March 31, 2011, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $418 thousand, software licensing and maintenance costs totaling $146 thousand, legal expenses totaling $89 thousand and postage and freight charges totaling $77 thousand.

Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity to 5.78% for the three-month period ended March 31, 2012 from (26.32%) for the corresponding period in 2011. Return on average assets for the three months ended March 31, 2012 was 0.27% compared to (1.30%) for the three months ended March 31, 2011.The provision for loan losses for the three-month period ended March 31, 2012 totaled $505 thousand, a $3.09 million decrease as compared to the corresponding period in 2011. This decreased provision was due to the improvement in the Company’s asset quality over the past 12 months as well as the continued reduction in the loan portfolio. Non - accrual loans have decreased approximately 50% compared to March 31, 2011 and approximately 32% since December 31, 2011 The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2012 were $601 thousand compared with $1.71 million for the first three months of 2011. Year–to–date net charge-offs were 0.15% and 0.39% of total loans for the periods ended March 31, 2012 and March 31, 2011, respectively. Loan loss reserves decreased 26.91% to $8.93 million at March 31, 2012 from the amount at March 31, 2011.  The Company’s allowance for loan loss reserves at March 31, 2012 decreased to 2.22% of total loans versus 2.79% at March 31, 2011.  At December 31, 2011, the allowance for loan loss reserve as a percentage of total loans was 2.21%.

Financial Position

Total loans decreased from $437.87 million at March 31, 2011 to $401.30 million at March 31, 2012.  Total loans at December 31, 2011 were $407.81 million. Over the last few years, the Company has significantly decreased its construction portfolio as a result of the economic downturn. Over the last couple of years, the Company has reduced its construction loan and other land loan balances approximately $23.30 million. The Company has also been reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. The loan to deposit ratio decreased from 82.23% at March 31, 2011 to 79.31% at March 31, 2012. The loan to deposit ratio at December 31, 2011 was 79.13%. Deposits at March 31, 2012 have decreased $26.49 million since March 31, 2011 and have decreased $9.35 million since December 31, 2011. During the last 24 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. Since March 31, 2011, interest bearing deposits (primarily time deposits) have decreased $42.35 million while non-interest bearing deposits have increased $15.86 million.

The Company also owns approximately $3.89 million (carrying value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at March 31, 2012 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of March 31, 2012, the unrealized loss in these securities totaled $3.65 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Future deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and require the Company to record additional OTTI charges on these securities. During the three months ended March 31, 2012, the Company recorded OTTI credit related impairment charges on its TRUP CDOs in the amount of $167 thousand compared to $114 thousand during the three months ended March 31, 2011.

Below is a table of the Company’s remaining pooled trust preferred balances as of March 31, 2012.
(in thousands)

Description	Type	Class	Original Amount $	Book Value 3/31/12 $	Fair Value 3/31/12 $	Unrealized Gain/(Loss) $	Lowest Credit Rating

Pretsel 4-B	Pooled	Mezz B	700	85	36	(49)	Ca
Prestel 11-B	Pooled	Mezz B	500	398	53	(345)	Ca
Prestel 12-B	Pooled	Mezz B	750	392	81	(311)	Ca
Prestel 13-B	Pooled	Mezz B	500	326	15	(311)	Ca
Prestel 15-B	Pooled	Mezz B	500	263	7	(256)	Ca
Prestel 18-C	Pooled	Mezz C	500	209	1	(208)	Ca
Prestel 19-C	Pooled	Mezz C	500	255	1	(254)	Ca
Prestel 20-C	Pooled	Mezz C	500	11	1	(10)	Ca
Prestel 21-C	Pooled	Mezz C	500	293	8	(285)	Ca
Prestel 22-C	Pooled	Mezz C	500	283	4	(279)	Ca
Prestel 22-C	Pooled	Mezz C	500	316	4	(312)	Ca
Prestel 22-C	Pooled	Mezz C	500	316	4	(312)	Ca
Prestel 23-C	Pooled	Mezz C	500	442	17	(425)	C
Tropc CDO III	Pooled	Subordinate	1,000	306	15	(291)	C

The Company currently has approximately $67.94 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status is included. Non-performing assets were $30.19 million or 4.93% of total assets at March 31, 2012, compared with $37.80 million or 6.09% of total assets at December 31, 2011 and $42.81 million or 6.69% of total assets at March 31, 2011. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loans losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. In recent years, the Company used a rolling three-year history by loan category in determining pool allocation factors. However, in response to the elevated level of losses in recent years and the continuing decline in real estate values, the Company based its pool allocations as of March 31, 2012 and December 31, 2011 to more closely match losses incurred during the more recent periods rather than the average of the prior three years.  During the third quarter of 2011 the Company revised its weighting methodology to place stronger emphasis on the loss experience in the most recent quarters. In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market areas, unemployment trends, the effects of any changes in loan policies, the effects of competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors.

At March 31, 2012 and December 31, 2011, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US Generally Accepted Accounting Principles.

At March 31, 2012, net OREO balances were $15,731 and consisted of 47 relationships.    The following chart details each category type, number, and balance.

OREO Property at 3/31/12
OREO Description	Number	Balance at 3/31/12
		(in thousands)
Land Development - Vacant Land	18	$3,928
1-4 Family	18	5,345
Multifamily	1	2,635
Commercial Real Estate	10	3,823

Total	47	$15,731

At December 31, 2011, net OREO balances were $17,224 and consisted of 50 relationships.    The following chart details each category type, number, and balance.

OREO Property at 12/31/2011

OREO Description	Number	Balance at 12/31/11
		(in thousands)
Land Development - Vacant Land	17	$4,375
1-4 Family	23	6,248
Multifamily	1	2,635
Commercial Real Estate	9	3,966

Total	50	$17,224

The one multifamily property totaling $2.6 million contains twenty – eight residential units outside the Sevierville, Tennessee area. There has been increased deterioration in the Tennessee commercial real estate market compared to its other markets. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Company has recently formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO has been negatively affected by the current economic climate and the reduction of  non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession

Investment securities and other investments totaled $66.75 million (market value) at March 31, 2012 which reflects a decrease of $2.81 million or 4.05% from the December 31, 2011 total of $69.56 million. Investment securities available for sale and other investments at March 31, 2012 were comprised of mortgage backed securities / CMOs (44.27% of the total securities portfolio), municipal issues (23.96%), corporate bonds (3.85%), and SBAs pools (10.95%).  The Company’s entire securities portfolio was classified as available for sale at both March 31, 2012 and December 31, 2011.
Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $5.06 million and 7.58% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in Other Investments is a certificate of deposit purchased from another FDIC insured institution.  The balance of this CD was $250,000 at March 31, 2012 and December 31, 2011 respectively.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $29.06 million at March 31, 2012, representing a decrease of $1.96 million or 6.31% from March 31, 2011. Total stockholders’ equity at December 31, 2011 was $28.26 million. The decrease in stockholders’ equity from March 31, 2011 to March 31, 2012 is primarily due to the net losses incurred during 2011.

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

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($88.34 million as of March 31, 2012) and unrestricted investment securities available for sale ($14.28 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

On April 27, 2009, the Company announced that it entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. The Loan proceeds can be down-streamed to the Bank and qualify as Tier 1 capital at the Bank level. As of March 31, 2010, the Company had borrowed $4,104,000 of Loan B and $1,000,000 of Loan A.  Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in April 2014 and the Company deposited the 35 monthly payments up to the balloon date into a reserve account held at CBB. The Closed – End Term Loan had a balance of $3,619,313 at March 31, 2012. One of the covenants included in the loan documents requires that the Bank and Company remain well-capitalized. The Company did receive a covenant waiver from CBB during the second quarter of 2011 after falling below “well-capitalized” to “adequately - capitalized ”. Also at year end 2011, the Company was granted a debt service coverage covenant waiver. The covenant requires a two to one ratio as it pertains to net operating income versus annual debt service payments. This waiver was granted in part due to having already prepaid the monthly payments up to the April 2014 balloon date.

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

Not Applicable

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

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Mine Safety Disclosures

Not Applicable

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

HIGHLANDS BANKSHARES, INC. (Registrant)

Date: May 14, 2012	By:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: May 14, 2012	By:	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: May 14, 2012	By:	/s/ James R. Edmondson
James R. Edmondson
Vice President - Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.