Form 10-Q
period 2012-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2012-08-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30,  2012

[   ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number:  0-27622

HIGHLANDS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1796693 (I.R.S. Employer Identification No.)
P.O. Box 1128 Abingdon, Virginia (Address of principal executive offices)	24212-1128 (Zip Code)

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

5,011,152 shares of common stock, par value $0.625 per share, outstanding as of August 14, 2012

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended June 30, 2012

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) June 30, 2012	(Note 1) December 31, 2011
ASSETS
Cash and due from banks	$19,580	$15,734
Federal funds sold	53,345	70,341

Total Cash and Cash Equivalents	72,925	86,075

Investment securities available for sale (amortized cost $63,689 at June 30, 2012, $67,372 at December 31, 2011)	61,307	64,252
Other investments, at cost	5,015	5,308
Loans, net of allowance for loan losses of $8,050 at June 30, 2012, $9,024 at December 31, 2011	392,707	398,780
Premises and equipment, net	21,509	21,883
Deferred tax assets	8,364	8,615
Interest receivable	2,291	2,369
Bank owned life Insurance	13,458	13,230
Other real estate owned, net	17,688	16,724
Other assets	4,211	3,747

Total Assets	$599,475	$620,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$102,495	$98,950
Interest bearing	390,058	416,411

Total Deposits	492,553	515,361

Interest, taxes and other liabilities	2,401	2,570
Other short-term borrowings	57,679	57,676
Long-term debt	13,875	13,964
Capital securities	3,150	3,150

Total Other Liabilities	77,105	77,360

Total Liabilities	569,658	592,721

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	20,474	19,406
Accumulated other comprehensive income (loss)	(1,572)	(2,059)

Total Stockholders’ Equity	29,817	28,262

Total Liabilities and Stockholders’ Equity	$599,475	$620,983

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
INTEREST INCOME
Loans receivable and fees on loans	$11,984	$12,728	$6,054	$6,301
Securities available for sale:
Taxable	469	410	235	126
Exempt from taxable income	377	656	177	431
Other investment income	44	35	23	18
Federal funds sold	76	73	34	37

Total Interest Income	12,950	13,902	6,523	6,913

INTEREST EXPENSE
Deposits	2,393	3,438	1,096	1,640
Other borrowed funds	1,705	1,765	860	858

Total Interest Expense	4,098	5,203	1,956	2,498

Net Interest Income	8,852	8,699	4,567	4,415

Provision for Loan Losses	621	3,789	116	186

Net Interest Income after Provision for Loan Losses	8,231	4,910	4,451	4,229

NON-INTEREST INCOME
Securities gains, losses, net	205	143	202	114
Service charges on deposit accounts	1,000	1,031	509	537
Other service charges, commissions and fees	975	895	471	499
Other operating income	410	345	182	179
Other than temporary impairment	(167)	(269)	--	(155)
Total Non-Interest Income	2,423	2,145	1,364	1,174

NON-INTEREST EXPENSE
Salaries and employee benefits	4,667	5,062	2,400	2,534
Occupancy expense of bank premises	596	520	319	260
Furniture and equipment expense	644	699	311	361
Other operating expense	2,803	2,863	1,540	1,526
Foreclosed Assets – Loss on Sale / Write-down	208	717	169	464
Foreclosed Assets – Operating Expenses	421	695	231	383
Total Non-Interest Expense	9,339	10,556	4,970	5,528

Income (Loss) Before Income Taxes	1,315	(3,501)	845	(125)

Income Tax Expense (Benefit)	247	(1,400)	191	(147)

Net Income (Loss)	$1,068	$(2,101)	$654	$22

Basic Earnings Per Common Share – Weighted Average	$0.21	$(0.42)	$0.13	$-

Earnings Per Common Share – Assuming Dilution	$0.21	$(0.42)	$0.13	$-

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Net Income (Loss)	$1,068	$(2,101)

Other Comprehensive Income
Unrealized gains on securities during the period	943	1,457
Less: reclassification adjustment for gains included in net income	(205)	(143)
Other Comprehensive Income, before tax	738	1,314
Income tax expense related to other comprehensive income	251	446
Other Comprehensive Income	487	868
Comprehensive Income (Loss)	$1,555	$(1,233)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Net Income (Loss)	$654	$22

Other Comprehensive Income
Unrealized gains on securities during the period	365	1,041
Less: reclassification adjustment for gains included in net income	(202)	(114)
Other Comprehensive Income, before tax	163	927
Income tax expense related to other comprehensive income	56	315
Other Comprehensive Income	107	612
Comprehensive Income (Loss)	$761	$634

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,068	$(2,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	621	3,789
Depreciation and amortization	503	576
Net realized (gains) losses on available for sale securities	(205)	(143)
Net amortization on securities	342	242
Other than temporary impairment charge	167	269
Amortization of Capital issue costs	3	3
(Increase) decrease in interest receivable	78	(151)
Valuation adjustment of other real estate owned	106	601
Increase in other assets	(695)	(955)
Decrease in interest, taxes and other liabilities	(169)	(400)

Net cash provided by operating activities	1,819	1,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	2,379	6,776
Proceeds from maturities of debt and equity securities	10,573	2,914
Purchase of debt and equity securities	(9,573)	(19,175)
Redemption of other investments	293	352
Net decrease in loans	332	14,057
Proceeds from sales of other real estate owned	4,130	1,466
Premises and equipment expenditures	(209)	-

Net cash provided by investing activities	7,925	6,390

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(35,467)	(21,773)
Net increase in demand, savings and other deposits	12,659	11,901
Increase (decrease) in short-term borrowings	3	(8,282)
Decrease in long-term debt	(89)	(910)

Net cash used in financing activities	(22,894)	(19,064)

Net increase (decrease) in cash and cash equivalents	(13,150)	(10,944)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,075	82,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,925	$71,208

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,921	$5,305

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$5,200	$3,670

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2011	5,011	$3,132	$7,783	$23,800	$(3,702)	$31,013

Net income / (loss)	-	-	-	22	-	22

Other comprehensive income	-	-	-	-	612	612

Balance, June 30, 2011	5,011	$3,132	$7,783	$23,822	$(3,090)	$31,647

Balance, March 31, 2012	5,011	$3,132	$7,783	$19,820	$(1,679)	$29,056

Net income / (loss)	-	-	-	654	-	654

Other comprehensive income	-	-	-	-	107	107

Balance, June 30, 2012	5,011	$3,132	$7,783	$20,474	$(1,572)	$29,817

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2010	5,011	$3,132	$7,783	$25,923	$(3,958)	$32,880

Net income / (loss)	-	-	-	(2,101)	-	(2,101)

Other comprehensive income	-	-	-	-	868	868

Balance, June 30, 2011	5,011	$3,132	$7,783	$23,822	$(3,090)	$31,647

Balance, December 31, 2011	5,011	$3,132	$7,783	$19,406	$(2,059)	$28,262

Net income / (loss)	-	-	-	1,068	-	1,068

Other comprehensive income	-	-	-	-	487	487

Balance, June 30, 2012	5,011	$3,132	$7,783	$20,474	$ (,1572)	$29,817

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2011 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2011 Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)
 The composition of net loans is as follows:

	June 30, 2012	December 31, 2011
Real Estate Secured:
Residential 1-4 family	$170,287	$169,027
Multifamily	16,675	15,375
Construction and Land Loans	19,968	23,295
Commercial, Owner Occupied	66,695	71,367
Commercial, Non-owner occupied	36,875	36,489
Second mortgages	10,533	12,247
Equity lines of credit	8,498	9,126
Farmland	11,763	12,207
	341,294	349,133

Secured (other) and unsecured
Personal	22,933	23,824
Commercial	33,308	32,407
Agricultural	3,587	2,784
	59,828	59,015

Overdrafts	179	207

	401,301	408,355
Less:
Allowance for loan losses	8,050	9,024
Net deferred fees	544	551
	8,594	9,575

Loans, net	$392,707	$398,780

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$2,561	$906	$3,953	$7,420	$162,867	$170,287	$-
Equity lines of credit	23	88	193	304	8,194	8,498	193
Multifamily	-	-	-	-	16,675	16,675	-
Farmland	-	131	-	131	11,632	11,763	-
Construction, Land Development, Other Land Loans	466	112	379	957	19,011	19,968	-
Commercial Real Estate- Owner Occupied	1,516	291	2,591	4,398	62,297	66,695	-
Commercial Real Estate- Non Owner Occupied	14	-	290	304	36,571	36,875	-
Second Mortgages	114	74	66	254	10,279	10,533	-
Non Real Estate Secured
Personal	231	66	46	343	22,769	23,112	1
Business	291	117	782	1,190	32,118	33,308	-
Agricultural	5	-	4	9	3,578	3,587	-

Total	$5,221	$1,785	$8,304	$15,310	$385,991	$401,301	$194

The following table is an analysis of past due loans as of  December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,471	$1,071	$4,236	$8,778	$160,249	$169,027	$171
Equity lines of credit	-	205	-	205	8,921	9,126	-
Multifamily	97	-	646	743	14,632	15,375	-
Farmland	-	134	-	134	12,073	12,207	-
Construction, Land Development, Other Land Loans	271	59	1,846	2,176	21,119	23,295	-
Commercial Real Estate- Owner Occupied	1,199	476	6,989	8,664	62,703	71,367	920
Commercial Real Estate- Non Owner Occupied	-	1,446	863	2,309	34,180	36,489	292
Second Mortgages	243	10	518	771	11,476	12,247	26
Non Real Estate Secured
Personal	244	113	134	491	23,540	24,031	41
Commercial	224	25	630	879	31,528	32,407	-
Agricultural	17	7	2	26	2,758	2,784	-

Total	$5,766	$3,546	$15,864	$25,176	$383,179	$408,355	$1,450

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Loans are considered delinquent when payments have not been made according to the terms of the contract. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Credit card loans and other personal loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following is a summary of non-accrual loans at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Real Estate Secured
Residential 1-4 Family	$3,953	$4,065
Multifamily	-	646
Construction and Land Loans	379	1,846
Commercial-Owner Occupied	2,591	6,069
Commercial- Non Owner Occupied	290	4,871
Second Mortgages	66	492
Equity Lines of Credit	-	-
Farmland	-	630
Secured (other) and Unsecured
Personal	45	94
Commercial	782	630
Agricultural	4	2

Total	$8,110	$19,345

The December 31, 2011 total includes approximately $4.9 million of loans that were current and paying under the terms of their existing loan agreement but included in non-accrual per regulatory guidance.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at June 30, 2012 and December 31, 2011. The grades are assigned and / or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of June 30, 2012

Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	35,705	1,588	1,052	4,029	5,646	1,272
Satisfactory	81.228	11,050	3,631	6,107	25,616	14,962
Acceptable	33,907	2,722	6,557	6,188	20,426	8,676
Special Mention	3,843	-	11	3,326	3,293	1,710
Substandard	15,604	1,315	512	318	11,714	10,255
Doubtful	-	-	-	-	-	-

Total	$170,287	$16,675	$11,763	$19,968	$66,695	$36,875

Credit Risk Profile by Internally Assigned Grade as of December 31, 2011
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	37,509	1,220	1,104	4,108	6,119	1,604
Satisfactory	79,225	9,790	3,419	6,026	23,168	14,756
Acceptable	33,427	1,481	3,944	5,940	25,652	9,270
Special Mention	3,739	1,318	1,767	2,195	4,073	1,518
Substandard	15,127	1,566	1,973	5,026	12,355	9,341
Doubtful	-	-	-	-	-	-

Total	$169,027	$15,375	$12,207	$23,295	$71,367	$36,489

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

•
Unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time.  Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historical) performance.

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of June 30, 2012:
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$23,066	$18,772	$32,526	$3,583
Nonperforming (>90 days past due)	46	259	782	4

Total	$23,112	$19,031	$33,308	$3,587

Credit Risk Profile based on payment activity as of December 31, 2011:
	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$23,897	$20,855	$31,777	$2,782
Nonperforming (>90 days past due)	134	518	630	2

Total	$24,031	$21,373	$32,407	$2,784

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at June 30, 2012:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$9,368	$9,689	$-	$9,201	$190
Equity lines of credit	-	-	-	-	-
Multifamily	905	905	-	913	31
Farmland	275	275	-	279	9
Construction, Land Development, Other Land Loans	138	138	-	1,313	1
Commercial Real Estate- Owner Occupied	7,448	7,448	-	8,302	58
Commercial Real Estate- Non Owner Occupied	8,668	8,749	-	6,674	192
Second Mortgages	222	222	-	407	6
Non Real Estate Secured
Personal /Consumer	62	62	-	46	2
Business Commercial	586	586	-	1,516	12
Agricultural	20	20	-	10	-

Total	$27,692	$28,094	$-	$28,661	$501

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$4,141	$4,158	$350	$3,974	$69
Equity lines of credit	-	-	-	-	-
Multifamily	409	409	9	528	6
Farmland	205	205	4	256	7
Construction, Land Development, Other Land Loans	110	110	29	1,324	-
Commercial Real Estate- Owner Occupied	3,329	3,329	231	2,658	46
Commercial Real Estate- Non Owner Occupied	1,586	1,586	180	3,034	19
Second Mortgages	107	107	4	108	3
Non Real Estate Secured
Personal /Consumer	39	57	5	57	-
Business Commercial	963	963	883	910	6
Agricultural	716	1,385	110	358	47

Total	$11,605	$12,309	$1,805	$13,207	$203

The following tables reflect the Bank’s impaired loans at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$9,034	$9,342	$-	$8,243	$285
Equity lines of credit	-	-	-	-	-
Multifamily	920	920	-	480	63
Farmland	283	283	-	529	16
Construction, Land Development, Other Land Loans	2,487	2,487	-	3,170	108
Commercial Real Estate- Owner Occupied	9,155	9,155	-	7,327	187
Commercial Real Estate- Non Owner Occupied	4,859	4,859	-	4,183	143
Second Mortgages	591	591	-	646	6
Non Real Estate Secured
Personal	30	30	-	26	3
Commercial	2,446	3,115	-	1,856	64
Agricultural	-	-	-	-	-

Total	$29,805	$30,782	$-	$26,460	$875

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$3,806	$3,840	$571	$4,161	$132
Equity lines of credit	-	-	-	-	-
Multifamily	646	866	201	1,139	11
Farmland	307	307	38	309	11
Construction, Land Development, Other Land Loans	2,538	2,538	606	4,787	80
Commercial Real Estate- Owner Occupied	1,986	2,086	323	3,132	11
Commercial Real Estate- Non Owner Occupied	4,482	4,482	343	4,758	54
Second Mortgages	108	108	10	138	4
Non Real Estate Secured
Personal	74	74	41	62	4
Commercial	856	856	675	1,494	22
Agricultural	-	-	-	14	-

Total	$14,803	$15,157	$2,808	$19,994	$329

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of June 30, 2012 and June 30. 2011.
Six months ended June 30, 2012	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2011	$1,618	$477	$1,746	$1,209	$400	$371	$69	$336	$764	$1,620	$414	9,024
Provision for Credit Losses	(316)	131	(577)	(152)	811	(57)	8	(145)	1	(5)	922	621
Charge-offs	261	246	446	183	656	63	23	4	248	79	-	2,209
Recoveries	125	-	307	-	-	2	-	1	49	130	-	614
Net Charge-offs	136	246	139	183	656	61	23	3	199	(51)	-	1,595
Ending Balance June 30, 2012	1,166	362	1,030	874	555	253	54	188	566	1,666	1336	8,050
Ending Balance: Individually evaluated for impairment	350	9	29	231	180	4	-	4	5	993	-	1,805
Ending Balance: Collectively Evaluated for Impairment	816	353	1,001	643	375	249	54	184	561	673	1,336	6,245
Loans:
Ending Balance: Individually Evaluated for Impairment	13,509	1,314	248	10,777	10,254	329	-	480	101	2,285	-	39,297
Ending Balance: Collectively Evaluated for Impairment	156,778	15,361	19,720	55,918	26,621	10,204	8,498	11,283	23,011	34,610	-	362,004
Ending Balance: June 30, 2012	$170,287	$16,675	$19,968	$66,695	$36,875	$10,533	$8,498	$11,763	$23,112	$36,895	-	$401,301

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2010	$1,521	$229	$2,155	$504	$1,353	$323	$83	$229	$516	$2,185	$1,222	10,320
Provision for Credit Losses	697	372	882	823	144	510	43	179	588	643	(1,092)	3,789
Charge-offs	291	40	1,242	135	89	271	10	143	321	530	-	3,072
Recoveries	5	-	50	-	-	10	-	20	25	10	-	120
Net Charge-offs	286	40	1,192	135	89	261	10	123	296	520	-	2,952
Ending Balance June 30, 2011	1,932	561	1,845	1,192	1,408	572	116	285	808	2,308	130	11,157
Ending Balance: Individually evaluated for impairment	922	278	697	965	845	92	-	40	35	1,112	-	4,986
Ending Balance: Collectively Evaluated for Impairment	1,010	283	1,148	227	563	480	116	245	773	1,196	130	6,171
Loans:
Ending Balance: Individually Evaluated for Impairment	13,869	2,565	6,467	12,761	7,844	932	-	310	128	4,905	-	49,781
Ending Balance: Collectively Evaluated for Impairment	158,824	12,514	20,581	66,214	29,118	12,028	10,055	11,910	24,888	34,568	-	380,700
Ending Balance: June 30, 2011	$172,693	$15,079	$27,048	$78,975	$36,962	$12,960	$10,055	$12,220	$25,016	$39,473	-	$430,481

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired when the collection of interest and principal is in doubt. An allowance for loan loss is established on loans for which it is probable that the full collection of principal is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2012, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, are analyzed to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics may be analyzed for impairment:

·	A loan is 60 days or more delinquent on scheduled principal or interest;
·	A loan is presently in an unapproved over advanced position;
·	A loan is newly modified; or
·	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings. Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $18.19 million and $16.03 million of loans categorized as troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed likely.

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

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

The following is a summary of troubled debt restructurings occurring during the six months ended June 30, 2012

Troubled Debt Restructurings Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family	1	$729	$729
Equity lines of credit
Multifamily
Farmland	1	138	138
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages	1	84	84
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	3	$951	$951

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured	1	$885	$881
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	2	2,657	2,645
Commercial Real Estate- Non Owner Occupied	2	5,955	5,927
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	5	$9,497	$9,453

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family	2	$522	$520
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	2	1,017	1,008
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	4	$1,539	$1,528

Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Total Restructurings	12	$11,987	$11,932

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	-	-	-

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

The following is a summary of troubled debt restructurings occurring during the six months ended June 30, 2011

Troubled Debt Restructurings Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland	1	$152	$152
Construction, Land Development, Other Land Loans	1	1,364	834
Commercial Real Estate- Owner Occupied	3	811	811
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural	1	129	129

Total	6	$2,456	$1,926

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured	-	-	-
Residential 1-4 family	-	-	-
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	1	$399	$397
Second Mortgages	-	-	-
Non Real Estate Secured	-	-	-
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-
	-	-	-
Total	1	$399	$397

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family	2	$912	$909
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages	1	426	426
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural	2	670	670

Total	5	$2,008	$2,005

Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Total Restructurings	12	$4,863	$4,328

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end

Real Estate Secured
Residential 1-4 family (Loan Term Extension)
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans (Interest Only)	1	$1,364	$834
Commercial Real Estate- Owner Occupied (Interest Only)	2	742	742
Commercial Real Estate- Non Owner Occupied (Loan Term Extension)
Second Mortgages (Loan Term Extension)	1	426	426
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	4	$2,532	$2,002

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Overview of Loan Review and ALLL Processes

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500,000.  The relationship review includes a discussion on the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a “stressed” DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the bank is indeed properly secured.  Collateral is discounted, when appropriate, to determine a “stressed” LTV.   In addition to annual loan relationship reviews, quarterly reviews are completed on all loans that are graded Substandard, Doubtful and Loss and are on the watch list, which includes all loan relationships that are greater than $100,000.  This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of all non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

The following describes the Company’s basic methodology for computing its ALLL.

On a quarterly basis, the ALLL methodology begins with the identification of loans subject to individual impairment.  All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be individually impaired.  All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans, together with any Troubled Debt Restructured (TDR) loan, may warrant further analysis before completing an assessment of impairment.  For ASC 310 loans that are individually evaluated and found to be impaired (primarily those designated as Substandard and Doubtful), the associated ALLL will be based upon one of the three impairment measurement methods specified within ASC 310:

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

Income tax expense (benefit) for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2012	2011

Tax expense (benefit) at statutory rate	$448	$(1,191)
Reduction in taxes from:
Tax-exempt interest	(128)	(159)
Other, net	(73)	(50)

Income tax expense (benefit)	$247	$(1,400)

Note 4 - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table presents the capital ratios for the Company and the Bank.

June 30, 2012
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.52%	8.77%	4.92%

Highlands Union Bank	8.38%	9.64%	5.49%

December 31, 2011
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.03%	8.29%	4.57%

Highlands Union Bank	7.81%	9.08%	5.07%

During the first quarter of 2011, the Bank’s total risk based capital ratio fell below the required minimum to be “well - capitalized.” The Bank’s Tier 1 Capital to Risk Weighted assets ratio and Tier 1 capital to Adjusted Total Assets remained above the “well-capitalized” thresholds. Because the Bank’s total risk-based capital ratio was below 10% as of December 31, 2011 and June 30 2012, the Bank is considered to be “adequately-capitalized” under the regulatory framework for prompt corrective action.  As a result of its status as “adequately-capitalized” for regulatory capital purposes, the Bank cannot renew or accept brokered deposits without prior regulatory approval and may not offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. The Bank has increased its total risk

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

based capital ratio from 8.77% at March 31, 2011 to 9.64% at June 30, 2012. The Bank’s total risk based capital ratio was 9.08% at December 31, 2011.

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of $2.3125 Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998.  These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company.

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

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings (loss) per share and diluted earnings (loss) per share for the six and three months ended June 30, 2012 and 2011.

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

Basic Earnings (loss) per Share	$0.21	$(0.42)	$0.13	$0.00

Basic Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Diluted Earnings (loss) per Share	$0.21	$(0.42)	$0.13	$0.00

Diluted Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2012, these commitments included: standby letters of credit of $745 thousand; equity lines of credit of $9.64 million; credit card lines of credit of $5.69 million; commercial real estate, construction and land development commitments of $2.70 million; and other unused commitments to fund interest earning assets of $21.53 million.

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

As of June 30, 2012, we own approximately $3.89 million (amortized cost) in collateralized debt obligation securities (TRUP CDOs) that are backed by trust preferred securities issued by banks, thrifts, and insurance companies.  The market for these and similar securities at June 30, 2012 is not active.  The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required for fair value assessment at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 hierarchy using inputs from independent pricing models.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
US Treasuries	$-	$3,000	$-	$3,000
State and Political Subdivisions	$-	$14,201	$-	$14,201
Mortgage Backed Securities	$-	$33,725	$-	$33,725
TRUP CDO’s	$-	$-	$282	$282
Single Issue Trust Preferred	$-	$1,852	$-	$1,852
SBA Pools	$-	$7,755	$-	$7,755
SLMA	$-	$492	$-	$492
Total AFS Securities	$-	$61,025	$282	$61,307

December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
US Treasuries	$-	$6,032	$-	$6,032
State and Political Subdivisions	$-	$18,168	$-	$18,168
Mortgage Backed Securities	$-	$30,629	$-	$30,629
TRUP CDO’s	$-	$-	$150	$150
Single Issue Trust Preferred	$-	$1,815	$-	$1,815
SBA Pools	$-	$6,996	$-	$6,996
SLMA	$-	$462	$-	$462
Total AFS Securities	$-	$64,102	$150	$64,252

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at June 30, 2012 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale

Beginning balance, December 31, 2011	$150
Total losses included in net income	(167)
Included in other comprehensive income	299
Transfers in or out of Level 3	--
Ending balance, June 30, 2012	$282

The losses included in net income represent the other than temporary impairment charges taken during the six months ended June 30, 2012 for the securities classified as Level 3.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At June 30, 2012 all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The following tables summarize the Company’s impaired loans by loan category at fair value on a non - recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy for which a specific allowance has been allocated.

June 30, 2012

	Level 1	Level 2	Level 3	Total Fair Value
Real Estate Secured
Residential 1-4 family		$4,141		$4,141
Farmland		205		205
Multifamilty		409		409
Construction, Land Development, Other Land Loans		110		110
Commercial Real Estate – Owner Occupied		3,329		3,329
Commercial Real Estate – Non Owner Occupied		1,586		1,586
Second Mortgages		107		107
Non Real Estate Secured
Personal		39		39
Business / Commercial		963		963
Agricultural		716		716
Total		$11,605		$11,605

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

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional specific write-downs have occurred, then the foreclosed asset balances are reclassified as non-recurring Level 3. The following tables summarize the Company’s foreclosed and repossessed assets at fair value on a non-recurring basis as of June 30, 2012 and December 31, 2011

June 30, 2012

	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$ 17,707	--	$ 17,707

December 31, 2011

	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$ 16,852	--	$ 16,852

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

The carrying amounts and fair values of the Company's financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$72,925	$72,925	$86,075	$86,075
Securities available for sale	61,307	61,307	64,252	64,252
Other investments	5,015	5,015	5,308	5,308
Loans, net	392,707	392,327	398,780	398,221
Deposits	(492,553)	(486,319)	(515,361)	(508,599)
Other short-term borrowings	(57,679)	(65,682)	(57,676)	(65,844)
Long-term debt	(13,875)	(14,792)	(13,964)	(14,951)
Capital Securities	(3,150)	(3,014)	(3,150)	(3,014)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9.  - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Treasuries	$3,000	-	-	$3,000
State and political subdivisions	13,958	255	12	14,201
Mortgage backed securities	32,905	820	-	33,725
TRUP CDOs	3,893	-	3,611	282
Single Issue Trust Preferred	1,921	-	69	1,852
SBA Pools	7,512	293	50	7,755
SLMA	500	-	8	492
	$63,689	$1,368	$3,750	$61,307

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Treasuries	$6,029	$3	$-	$6,032
State and political subdivisions	18,030	275	137	18,168
Mortgage backed securities	30,002	632	5	30,629
TRUP CDOs	4,067	-	3,917	150
Single Issue Trust Preferred	1,923	-	108	1,815
SBA Pools	6,821	219	44	6,996
SLMA	500	-	38	462
	$67,372	$1,129	$4,249	$64,252

Investment securities available for sale with a carrying value of $45,610 and $45,258 at June 30, 2012 and December 31, 2011, respectively, and a market value of $46,867 and $46,011 at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	June 30, 2012
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$2,159	$12	-	-	$2,159	$12
Mortgage-backed securities	-	-	-	-	-	-
Pooled Trust Preferred Securities	-	-	282	3,611	282	3,611
Single Issue Trust Preferred	-	-	840	69	840	69
SBA Pools	1,085	30	1,898	20	2,983	50
SLMA	-	-	492	8	492	8

Total	$3,244	$42	$3,512	$3,708	$6,756	$3,750

	December 31, 2011
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$705	$45	$4,367	$92	$5,072	$137
Mortgage-backed securities	4,554	5	-	-	4,554	5
Pooled Trust Preferred Securities	-	-	150	3,917	150	3,917
Single Issue Trust Preferred	505	7	809	101	1,314	108
SBA Pools	-	-	2,007	44	2,007	44
SLMA	-	-	462	38	462	38

Total	$5,764	$57	$7,795	$4,192	$13,559	$4,249

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (“TRUP CDOs”) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of June 30, 2012, our TRUP CDOs book value totaled $3.89 million.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”).

For other than temporary impairment analysis, the Company measures the change in projected cash flows for securitized assets, specifically, how the current projected cash flows differ from the most recent projection (e.g. as of the last quarter). A decrease in the present value of projected cash flows is considered an “adverse change” and may trigger a charge for other-than-temporary impairment. The Company formally analyzes the credit characteristics of the underlying collateral on each individual security as a basis for credit deferral / default assumptions.   This methodology is documented and reviewed with the audit committee quarterly for determining impairment.  Additionally, the Company utilizes certain data contained in the baseline deferral / default assumptions that were developed by the FDIC (from default data during the 1988-1992 periods). The Company’s credit evaluation of each of the entities comprising the underlying collateral considers all available information and evidence.  The initial credit evaluation focuses on asset quality (using the Texas Ratio and Modified Texas Ratio), capitalization (using Leverage, Tier 1 and Total Risk Based Capital), third party ratings of financial strength, the ratio of reserve for loan losses to loans and current earnings performance. For those underlying issuers that are determined to be potentially impaired based on the initial review, a more detailed quarterly trend analysis is completed. This analysis focuses on trends related to non-performing assets, reserve for loan losses, capitalization and earnings performance. The results of the internal assessment are factored into an analysis stressing the projections of cash flow.

At June 30, 2012, the following assumptions were used in the cash flow projections:
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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

During the first three months of 2012, the Company incurred credit-related OTTI charges on our TRUP CDOs of $167 thousand. No OTTI charges were incurred in the second quarter of 2012. For the six months ended June 30, 2011, the Company incurred a total of $269 thousand of OTTI charges.

The Company also assesses other securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of June 30, 2012 and December 31, 2011, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at June 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$3,000	$3,000
Due after one year through five years	500	492
Due after five years through ten years	5,190	5,164
Due after ten years	22,094	18,926
	30,784	27,582

Mortgage-backed securities	32,905	33,725
	$63,689	$61,307

Note 10 – Formal Written Agreement

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

•	review and revise the Bank’s methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised written strategic and capital plan
•	establish a revised investment policy;
•	improve the Bank’s earnings and overall condition;
•	revise the Bank’s information technology program;
•	establish a disaster recovery and business continuity program.and
•	establish a committee to monitor compliance with all aspects of the written agreement.

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

On April 5, 2012, President Obama signed into law the Jumpstart our Business Startups Act, (the “JOBS Act”).  The JOBS Act significantly amends federal securities laws to relax the general solicitation and general advertising prohibitions in private placements, create a new public offering exemption for offerings up to $50 million and increase the threshold number of shareholders of record over which companies are required to register with the SEC and begin filing periodic public reports.  The JOBS Act also increased the threshold number of shareholders of record for bank holding companies to deregister with the SEC and cease filing periodic public reports. The Company’s shareholder base currently exceeds this amended threshold, but in the event that the Company’s number of shareholders of record decreases in the future, the Company may consider deregistering to save the significant expense associated with SEC reporting.

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

•	review and revise the Bank’s methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised investment policy;
•	establish a revised written strategic and capital plan;
•	improve the Bank’s earnings and overall condition;
•	revise the Bank’s information technology program; and
•	establish a disaster recovery and business continuity program.
•	establish a committee to monitor compliance with all aspects of the written agreement.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of June 2012.

•	A new board oversight policy has been approved and implemented
•	Completed revising the Bank’s loan grading system and ALLLR methodology
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000 which are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis
•	Completed revising the written contingency funding plan
•	Completed revising the investment policy;
•	Completed revising the strategic and capital plan;
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

Results of Operations

Results of operations for the three-month and six- month periods ended June 30, 2012 reflected earnings of $654 thousand and $1.07 million, respectively. For the first six months of 2012, provisions for loan loss reserves decreased $3.17 million from the corresponding period in 2011 as the Company’s non-performing loans decreased significantly over the prior 12 months. The Company reported a net loss of $2.10 million for the six months ended June 30, 2011 and earnings of $22 thousand for the three month period ended June 30, 2011.

Net interest income for the three-month period ended June 30, 2012 increased $152 thousand or 3.44% compared to the three months ended June 30, 2011. For the six-month period ended June 30, 2012 net interest income increased $153 thousand or 1.76% as compared to the six-month period ended June 30, 2011.  Average interest-earning assets decreased $36.37 million from the six-month period ended June 30, 2011 to the current six-month period, while average interest-bearing liabilities decreased $50.16 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.92% for the six-month period ended June 30, 2012 representing a decrease of 7 basis points from the same period in 2011.  The average balance of federal funds sold during the quarter was $62.70 million during the period. The average yield on federal funds sold was .24% during the period. The rate on average interest-bearing liabilities decreased 26 basis points to 1.74% for the six-month period ended June 30, 2012 as compared to 2.00% for the same period in 2011.

Total interest income for the three and six months ended June 30, 2012 was $390 thousand and $952 thousand less than the comparable 2011 periods due primarily to a reduction in loan and securities balances, new loan and investment securities volume being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during 2012 and 2011. The majority of pay-downs during the last year have been callable agency securities, US treasuries, and agency mortgage backed securities. The Company has also reduced its municipal bond holdings by approximately $18.71 million over the last 24 months in an effort to reduce its exposure to municipal debt and related potential credit risk. This has negatively affected the Company’s net interest income as these proceeds were placed back into overnight federal funds sold balances.

The Company’s total interest expense decreased by $542 thousand for the three months and $1.11 million for the six months from the same periods in 2011, due primarily to the overall reduction in time deposit balances. Additionally, new interest-bearing deposits are continuing to be recorded at lower rates and existing interest-bearing deposits and other liabilities are re-pricing lower as they renew. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits.

During the first six months of 2012, the Company’s non-interest income increased by $278 thousand over the corresponding period for 2011. OTTI write-downs for the first six months of 2012 were $167 compared to $269 for the first six months of 2011. Total non-interest income for the three months ended June 30, 2012 increased $190 thousand over the three month period ended June 30, 2011 due primarily to a reduction in OTTI charges and an increase in security gains of $88 thousand.

Total non-interest expense for the six month period ended June 30, 2012 decreased $1.22 million as compared to the six month period ended June 30, 2011. FDIC insurance premiums totaled $670 thousand and decreased $119 thousand for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. OREO expenses, write-downs and losses on the sale of OREO and repossessions in the amount of $629  thousand decreased $783 thousand for the six month period ended June 30, 2012 as compared to the prior period. Salaries and employee benefits decreased $395 thousand for the six months ended June 30, 2012 as compared to the prior year period as the Company has reduced its number of employees and additionally has seen a reduction in medical insurance costs. Total non-interest expense for the three month period ended June 30, 2012 decreased $558 thousand compared to the three month period ended June 30, 2011. This decrease was largely a result of decreased expenses and write-downs related to foreclosed properties and a decrease in salaries and employee benefits.

In addition to FDIC insurance premiums, for the six months ended June 30, 2012, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $456 thousand, software licensing and maintenance costs totaling $386 thousand, legal expenses totaling $221 thousand and postage and freight expenses totaling $158 thousand.

For the six months ended June 30, 2011, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $789 thousand, other contracted services totaling $310 thousand, software licensing and maintenance totaling $298 thousand and legal expenses totaling $240 thousand.

For the three month period ended June 30, 2012, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $330 thousand, legal expenses totaling $192 thousand, other contracted services totaling $205 thousand, software licensing and maintenance totaling $202 thousand and postage and freight expenses totaling $89 thousand.

For the three month period ended June 30, 2011, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $360 thousand, other contracted services totaling $180 thousand, software licensing and maintenance totaling $152 thousand and legal expenses totaling $151 thousand.

Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity to 7.36% for the six-month period ended June 30, 2012 from (13.19%) for the corresponding period in 2011. Return on average assets for the six months ended June 30, 2012 was 0.35% compared to (0.65%) for the six months ended June 30, 2011.

The provision for loan losses for the three-month and six month periods ended June 30, 2012 totaled $116 thousand and $621 thousand, respectively, a $70 thousand decrease and $3.17 million decrease as compared to the corresponding periods in 2011. This decreased provision during the first half of 2012 was primarily due to the Company’s improved asset quality, primarily non-accrual loans, a reduction in charge-offs, and a significant increase in recoveries. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs (inclusive of recoveries) for the first half of 2012 were $1.59 million compared with $2.95 million for the first six months of 2011. Year–to–date net charge-offs were 0.40% and 0.69% of total loans for the periods ended June 30, 2012 and June 30, 2011, respectively. Loan loss reserves decreased 27.85% to $8.05 million at June 30, 2012 from $11.16 million at June 30, 2011.  The Company’s allowance for loan loss reserves at June 30, 2012 decreased to 2.01% of total loans versus 2.60% at June 30, 2011.  At December 31, 2011, the allowance for loan loss reserve as a percentage of total loans was 2.21%.

Financial Position

Total loans decreased from $429.91 million at June 30, 2011 to $400.76 million at June 30, 2012.  Total loans at December 31, 2011 were $407.81 million. Over the last 3 years, the Company has significantly decreased its construction portfolio as a result of the economic downturn. Since June 30, 2009 the Company has reduced its construction loan and other land loan balances approximately $29.62 million. The Company has also been reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. Overall loan demand has slowed significantly over the last 3 years due to the recessionary environment. The Company’s current focus is to moderately increase its 1-4 family residential loan portfolio. The loan to deposit ratio slightly decreased from 81.59% at June 30, 2011 to 81.36% at June 30, 2012. Both loans and deposits have decreased significantly over the past year. The loan to deposit ratio at December 31, 2011 was 79.13%.  Deposits at June 30, 2012 have decreased $34.35 million since June 30, 2011 and have decreased $22.81 million since December 31, 2011. During the last 36 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. As a result being “adequately-capitalized” for regulatory capital purposes, the Bank cannot renew or accept brokered deposits without prior regulatory approval and cannot offer interest rates on deposit accounts that are significantly higher than the average rates in our market area.

The Company also owns approximately $3.89 million (book value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at June 30, 2012 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of June 30, 2012, the unrealized loss in these securities totaled $3.61 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Continuing deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities. During the first quarter of 2012 the Company recorded OTTI credit related impairment charges on its TRUP CDOs in the amount of $167 thousand.  No OTTI charges were incurred during the three months ended June 30, 2012.

Below is a table of the Company’s remaining pooled trust preferred balances as of June 30, 2012.
(in thousands)

Description	Type	Class	Original Amount $	Book Value 6/30/12 $	Fair Value 6/30/12 $	Unrealized Gain/(Loss) $	Lowest Credit Rating

Pretsel 4-B	Pooled	Mezz B	700	85	58	(27)	Ca
Prestel 11-B	Pooled	Mezz B	500	398	59	(339)	Ca
Prestel 12-B	Pooled	Mezz B	750	387	85	(302)	Ca
Prestel 13-B	Pooled	Mezz B	500	326	19	(307)	Ca
Prestel 15-B	Pooled	Mezz B	500	263	7	(256)	Ca
Prestel 18-C	Pooled	Mezz C	500	209	1	(208)	Ca
Prestel 19-C	Pooled	Mezz C	500	255	1	(254)	Ca
Prestel 20-C	Pooled	Mezz C	500	11	1	(10)	Ca
Prestel 21-C	Pooled	Mezz C	500	294	8	(286)	Ca
Prestel 22-C	Pooled	Mezz C	500	283	4	(279)	Ca
Prestel 22-C	Pooled	Mezz C	500	317	4	(313)	Ca
Prestel 22-C	Pooled	Mezz C	500	316	4	(312)	Ca
Prestel 23-C	Pooled	Mezz C	500	442	17	(425)	C
Tropc CDO III	Pooled	Subordinate	1,000	307	14	(293)	C

The Company currently has approximately $67.93 million in outstanding FHLB advances. No new advances were originated during the last 24 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status is included. Non-performing assets were $26.29 million or 4.39% of total assets at June 30, 2012, compared with $37.80 million or 6.09% of total assets at December 31, 2011 and $41.22 million or 6.49% of total assets at June 30, 2011. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  At June 30, 2012 and December 31, 2011, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US Generally Accepted Accounting Principles.

At June 30, 2012, net OREO balances were $17.69 million and consisted of 54 relationships.    The following chart details each category type, number, and balance.

OREO Property at 6/30/12

OREO Description	Number	Balance at 6/30/12
		(in thousands)
Land Development - Vacant Land	20	$ 4,627
1-4 Family	18	5,700
Multifamily	1	2,635
Commercial Real Estate	15	4,726

Total	54	$ 17,688

At December 31, 2011, net OREO balances were $16.72 million and consisted of 50 relationships.    The following chart details each category type, number, and balance.

OREO Property at 12/31/2011

OREO Description	Number	Balance at 12/31/11
		(in thousands)
Land Development - Vacant Land	17	$ 4,175
1-4 Family	23	6,198
Multifamily	1	2,635
Commercial Real Estate	9	3,716

Total	50	$ 16,724

The one multifamily property totaling $2.6 million contains twenty – eight residential units outside the Sevierville, Tennessee area. There has been greater deterioration in the Tennessee commercial real estate market compared to the Bank’s other markets. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO has been negatively affected by the current economic climate and the reduction of  non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession.

Investment securities and other investments totaled $66.32 million (market value) at June 30, 2012 which reflects a decrease of $3.24 million or 4.65% from the December 31, 2011 total of $69.56 million. Investment securities available for sale and other investments at June 30, 2012 were comprised of mortgage backed securities (49.24% of the total securities portfolio), municipal issues (21.41%), corporate bonds (3.96%), CMOs (1.62%),  SBAs pools (11.69%), and US Treasuries (4.52%).  The Company’s entire securities portfolio was classified as available for sale at both June 30, 2012 and December 31, 2011.
Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $5.01 million and 7.56% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in Other Investments is a certificate of deposit purchased from another FDIC insured institution.  The balance of this CD was $250,000 at both June 30, 2012 and December 31, 2011 .

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $29.82 million at June 30, 2012, representing a decrease of $1.83 million or 5.78% from June 30, 2011. Total stockholders’ equity at December 31, 2011 was $28.26 million. The decrease in stockholders’ equity from June 30, 2011 to June 30 , 2012 is primarily due to the net losses incurred during 2011.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Footnote 4 for a more detailed discussion of the Company’s and Bank’s regulatory capital ratios. The Board of Directors and management are committed to a return to “well-capitalized” status at all levels, and we continue to explore options for raising additional capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($72.93 million as of June 30, 2012) and unrestricted investment securities available for sale ($10.65 million market value).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

On April 27, 2009, the Company announced that it entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. The Loan proceeds can be down-streamed to the Bank and qualify as Tier 1 capital at the Bank level. As of March 31, 2010, the Company had borrowed $4,104,000 of Loan B and $1,000,000 of Loan A.  Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in April 2014 and the Company deposited the 35 monthly payments up to the balloon date into a reserve account held at CBB. The Closed – End Term Loan had a balance of $3,596,707 at June 30, 2012. One of the covenants included in the loan documents requires that the Bank and Company remain well-capitalized. The Company did receive a covenant waiver from CBB during the second quarter of 2011 after falling below “well-capitalized” to “adequately-capitalized ”. Also at year end 2011, the Company was granted a debt service coverage covenant waiver. The covenant requires a two to one ratio as it pertains to net operating income versus annual debt service payments. This waiver was granted in part due to having already prepaid the monthly payments up to the April 2014 balloon date.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	The ability to attract and maintain capital levels adequate to support the Company’s asset levels;
•	Our inability to comply with the Written Agreement dated October 13, 2010;
•	Our inability to comply with certain covenants of the Company’s Loans with Community Bankers Bank;
•	Continued problems related to the sluggish economic recovery;
•	Unemployment continuing to rise;
•	Difficult market conditions in our industry;
•	Unprecedented levels of market volatility;
•	Effects of the soundness of other financial institutions;
•	Potential impact on us of recently enacted legislation;
•	Further deterioration in the housing market and collateral values;
•	The ability to successfully manage the Company’s strategic plan.
•	The ability to continue to attract low cost core deposits
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Further adverse changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In 2010, a former borrower filed two complaints in the Circuit Court of Washington County, VA, claiming that the Bank improperly handled the repossession and disposition of collateral from a warehouse in June/July 2008.  The borrower also claims that the Bank acted as its business advisor and breached fiduciary duties owed to it in this capacity.  One complaint seeks $700,000 in damages for conversion based solely on the repossession/disposition of collateral.  The second complaint seeks $7,850,000 in damages for an illegal breach of fiduciary duty, violation of UCC Article 9, actual fraud, unjust enrichment, and business conspiracy.  In response, the Bank filed demurrers to both complaints, both of which were granted in part and denied in part with leave granted to amend. The Borrower chose not  to amend either complaint, opting instead to consolidate her remaining claims into one action.  The borrower's remaining claims against the Bank are for violation of UCC Article 9, fraud, unjust enrichment of personal property, and conversion of personal property. No trial date has been set. The Bank disputes the allegations and believes that they are without merit.  The Bank intends to defend itself vigorously.

Item 1A. Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: August 14, 2012	By:	/s/Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: August 14, 2012	By:	/s/Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: August 14, 2012	By:	/s/James R. Edmondson
James R. Edmondson
Vice President of Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).