Form 10-Q
period 2012-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2012-11-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30,  2012

[   ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number:  0-27622

HIGHLANDS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-1796693 (I.R.S. Employer Identification No.)
P.O. Box 1128 Abingdon, Virginia (Address of principal executive offices)	24212-1128 (Zip Code)

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
5,011,152 shares of common stock, par value $0.625 per share, outstanding as of November 14, 2012

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended September 30, 2012

PART I.
FINANCIAL INFORMATION
 ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) September 30, 2012	(Note 1) December 31, 2011
ASSETS
Cash and due from banks	$21,193	$15,734
Federal funds sold	55,621	70,341

Total Cash and Cash Equivalents	76,814	86,075

Investment securities available for sale (amortized cost $62,422 at September 30, 2012, $67,372 at December 31, 2011)	59,788	64,252
Other investments, at cost	4,931	5,308
Loans, net of allowance for loan losses of $7,849 at September 30, 2012, $9,024 at December 31, 2011	390,035	398,780
Premises and equipment, net	21,347	21,883
Deferred tax assets	7,931	8,615
Interest receivable	2,469	2,369
Bank owned life Insurance	13,573	13,230
Other real estate owned, net	18,013	16,724
Other assets	4,039	3,747

Total Assets	$598,940	$620,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$107,574	$98,950
Interest bearing	384,060	416,411

Total Deposits	491,634	515,361

Interest, taxes and other liabilities	2,213	2,570
Other short-term borrowings	20,175	57,676
Long-term debt	51,336	13,964
Capital securities	3,150	3,150

Total Other Liabilities	76,874	77,360

Total Liabilities	568,508	592,721

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	21,256	19,406
Accumulated other comprehensive income (loss)	(1,739)	(2,059)

Total Stockholders’ Equity	30,432	28,262

Total Liabilities and Stockholders’ Equity	$598,940	$620,983

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
INTEREST INCOME
Loans receivable and fees on loans	$17,712	$18,898	$5,728	$6,170
Securities available for sale:
Taxable	679	1,005	210	349
Exempt from taxable income	532	611	155	201
Other investment income	73	63	29	28
Federal funds sold	109	112	33	39

Total Interest Income	19,105	20,689	6,155	6,787

INTEREST EXPENSE
Deposits	3,360	5,027	967	1,589
Other borrowed funds	2,529	2,620	824	855

Total Interest Expense	5,889	7,647	1,791	2,444

Net Interest Income	13,216	13,042	4,364	4,343

Provision for Loan Losses	857	4,238	236	449

Net Interest Income after Provision for Loan Losses	12,359	8,804	4,128	3,894

NON-INTEREST INCOME
Securities gains, losses, net	663	251	458	108
Service charges on deposit accounts	1,516	1,565	516	534
Other service charges, commissions and fees	1,357	1,322	382	427
Other operating income	643	745	233	400
Other than temporary impairment	(167)	(269)	--	-
Total Non-Interest Income	4,012	3,614	1,589	1,469

NON-INTEREST EXPENSE
Salaries and employee benefits	7,025	7,516	2,358	2,454
Occupancy expense of bank premises	896	820	300	300
Furniture and equipment expense	936	1,019	292	320
Other operating expense	4,106	4,275	1,303	1,412
Foreclosed Assets – Loss on Sale / Write-down	374	1,419	166	702
Foreclosed Assets – Operating Expenses	665	919	244	224
Total Non-Interest Expense	14,002	15,968	4,663	5,412

Income (Loss) Before Income Taxes	2,369	(3,550)	1,054	(49)

Income Tax Expense (Benefit)	519	(1,524)	272	(124)

Net Income (Loss)	$1,850	$(2,026)	$782	$75

Basic Earnings Per Common Share – Weighted Average	$0.37	$(0.41)	$0.16	$0.01

Earnings Per Common Share – Assuming Dilution	$0.37	$(0.41)	$0.16	$0.01

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Net Income (Loss)	$1,850	$(2,026)

Other Comprehensive Income
Unrealized gains on securities during the period	1,148	2,898
Less: reclassification adjustment for gains included in net income	(663)	(251)
Other Comprehensive Income, before tax	485	2,647
Income tax expense related to other comprehensive income	165	900
Other Comprehensive Income	320	1,747
Comprehensive Income (Loss)	$2,170	$(279)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011

Net Income (Loss)	$782	$75

Other Comprehensive Income
Unrealized gains on securities during the period	205	1,440
Less: reclassification adjustment for gains included in net income	(458)	(108)
Other Comprehensive Income (Loss), before tax	(253)	1,332
Income tax expense (benefit) related to other comprehensive income	(86)	453
Other Comprehensive Income (Loss)	(167)	879
Comprehensive Income	$615	$954

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,850	$(2,026)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	857	4,238
Depreciation and amortization	744	847
Net realized (gains) losses on available for sale securities	(663)	(251)
Net amortization on securities	536	353
Other than temporary impairment charge	167	269
Amortization of Capital issue costs	4	4
(Increase) decrease in interest receivable	(100)	(12)
Valuation adjustment of other real estate owned	243	1,321
Increase in other assets	(234)	(155)
Decrease in interest, taxes and other liabilities	(357)	(472)

Net cash provided by operating activities	3,047	4,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	11,557	13,910
Proceeds from maturities of debt and equity securities	17,737	3,483
Purchase of debt and equity securities	(24,217)	(21,358)
Redemption of other investments	377	528
Net decrease in loans	1,387	24,275
Proceeds from sales of other real estate owned	4,970	3,117
Premises and equipment expenditures	(263)	(35)

Net cash provided by investing activities	11,548	23,920

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(43,984)	(27,305)
Net increase in demand, savings and other deposits	20,257	15,908
Increase (decrease) in short-term borrowings	(37,501)	(8,279)
Increase (decrease) in long-term debt	37,372	(960)

Net cash used in financing activities	(23,856)	(20,636)

Net increase (decrease) in cash and cash equivalents	(9,261)	7,400
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	86,075	82,152

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,814	$89,552

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$5,807	$7,761

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$6,501	$6,041

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2011	5,011	$3,132	$7,783	$23,822	$(3,090)	$31,647

Net income / (loss)	-	-	-	75	-	75

Other comprehensive income	-	-	-	-	879	879

Balance, September 30, 2011	5,011	$3,132	$7,783	$23,897	$(2,211)	$32,601

Balance, June 30, 2012	5,011	$3,132	$7,783	$20,474	$(1,572)	$29,817

Net income / (loss)	-	-	-	782	-	782

Other comprehensive income	-	-	-	-	(167)	(167)

Balance, September 30, 2012	5,011	$3,132	$7,783	$21,256	$(1,739)	$30,432

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2010	5,011	$3,132	$7,783	$25,923	$(3,958)	$32,880

Net income / (loss)	-	-	-	(2,026)	-	(2,026)

Other comprehensive income	-	-	-	-	1,747	1,747

Balance, September 30, 2011	5,011	$3,132	$7,783	$23,897	$(2,211)	$32,601

Balance, December 31, 2011	5,011	$3,132	$7,783	$19,406	$(2,059)	$28,262

Net income / (loss)	-	-	-	1,850	-	1,850

Other comprehensive income	-	-	-	-	320	320

Balance, September 30, 2012	5,011	$3,132	$7,783	$21,256	$(1,739)	$30,432

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2011 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2011 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)
 The composition of net loans is as follows:

	September 30, 2012	December 31, 2011
Real Estate Secured:
Residential 1-4 family	$169,332	$169,027
Multifamily	17,332	15,375
Construction and Land Loans	20,001	23,295
Commercial, Owner Occupied	65,856	71,367
Commercial, Non-owner occupied	36,886	36,489
Second mortgages	10,037	12,247
Equity lines of credit	8,452	9,126
Farmland	10,896	12,207
	338,792	349,133

Secured (other) and unsecured
Personal	23,143	23,824
Commercial	32,928	32,407
Agricultural	3,348	2,784
	59,419	59,015

Overdrafts	226	207

	398,437	408,355
Less:
Allowance for loan losses	7,849	9,024
Net deferred fees	553	551
	8,402	9,575

Loans, net	$390,035	$398,780

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of  September 30, 2012:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,192	$1,466	$3,491	$8,149	$161,183	$169,332	$-
Equity lines of credit	-	-	26	26	8,426	8,452	26
Multifamily	-	77	-	77	17,255	17,332	-
Farmland	55	129	-	184	10,712	10,896	-
Construction, Land Development, Other Land Loans	-	298	1,883	2,181	17,820	20,001	-
Commercial Real Estate- Owner Occupied	171	1,795	2,230	4,196	61,660	65,856	-
Commercial Real Estate- Non Owner Occupied	1,686	386	290	2,362	34,524	36,886	-
Second Mortgages	263	36	354	653	9,384	10,037	-
Non Real Estate Secured
Personal	363	87	50	500	22,869	23,369	1
Commercial	337	27	495	859	32,069	32,928	-
Agricultural	35	-	4	39	3,309	3,348	-

Total	$6,102	$4,301	$8,823	$19,226	$379,211	$398,437	$27

The following table is an analysis of past due loans as of  December 31, 2011:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,471	$1,071	$4,236	$8,778	$160,249	$169,027	$171
Equity lines of credit	-	205	-	205	8,921	9,126	-
Multifamily	97	-	646	743	14,632	15,375	-
Farmland	-	134	-	134	12,073	12,207	-
Construction, Land Development, Other Land Loans	271	59	1,846	2,176	21,119	23,295	-
Commercial Real Estate- Owner Occupied	1,199	476	6,989	8,664	62,703	71,367	920
Commercial Real Estate- Non Owner Occupied	-	1,446	863	2,309	34,180	36,489	292
Second Mortgages	243	10	518	771	11,476	12,247	26
Non Real Estate Secured
Personal	244	113	134	491	23,540	24,031	41
Commercial	224	25	630	879	31,528	32,407	-
Agricultural	17	7	2	26	2,758	2,784	-

Total	$5,766	$3,546	$15,864	$25,176	$383,179	$408,355	$1,450

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

The following is a summary of non-accrual loans at September 30, 2012 and December 31, 2011:
	September 30, 2012	December 31, 2011
Real Estate Secured
Residential 1-4 Family	$3,491	$4,065
Multifamily	-	646
Construction and Land Loans	1,883	1,846
Commercial-Owner Occupied	4,496	6,069
Commercial- Non Owner Occupied	290	4,871
Second Mortgages	354	492
Equity Lines of Credit	-	-
Farmland	-	630
Secured (other) and Unsecured
Personal	50	94
Commercial	494	630
Agricultural	4	2

Total	$11,062	$19,345

The September 30, 2012 and December 31, 2011 totals include approximately $2.3 million and $4.9 million of loans, respectively, that were current and paying under the terms of their existing loan agreement but included in non-accrual per regulatory guidance.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at September 30, 2012 and December 31, 2011. The grades are assigned and / or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of September  30, 2012
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	$34,663	$1,009	$1,023	$4,012	$5,176	$1,219
Satisfactory	79,200	12,289	3,033	6,286	25,448	14,786
Acceptable	37,296	2,729	6,326	6,179	19,511	8,431
Special Mention	3,546	-	10	1,759	4,327	1,676
Substandard	14,627	1,305	504	1,765	11,394	10,774
Doubtful	-	-	-	-	-	-

Total	$169,332	$17,332	$10,896	$20,001	$65,856	$36,886

Credit Risk Profile by Internally Assigned Grade as of December 31, 2011
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	$37,509	$1,220	$1,104	$4,108	$6,119	$1,604
Satisfactory	79,225	9,790	3,419	6,026	23,168	14,756
Acceptable	33,427	1,481	3,944	5,940	25,652	9,270
Special Mention	3,739	1,318	1,767	2,195	4,073	1,518
Substandard	15,127	1,566	1,973	5,026	12,355	9,341
Doubtful	-	-	-	-	-	-

Total	$169,027	$15,375	$12,207	$23,295	$71,367	$36,489

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  September 30, 2012:

	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$23,319	$18,109	$32,433	$3,344
Nonperforming (>90 days past due)	50	380	495	4

Total	$23,369	$18,489	$32,928	$3,348

Credit Risk Profile based on payment activity as of  December 31, 2011:
	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$23,897	$20,855	$31,777	$2,782
Nonperforming (>90 days past due)	134	518	630	2

Total	$24,031	$21,373	$32,407	$2,784

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at September 30, 2012:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$8,710	$8,710	$-	$8,872	$285
Equity lines of credit	-	-	-	-	-
Multifamily	898	898	-	909	46
Farmland	271	271	-	277	13
Construction, Land Development, Other Land Loans	1,655	1,655	-	2,071	42
Commercial Real Estate- Owner Occupied	8,282	8,282	-	8,719	162
Commercial Real Estate- Non Owner Occupied	9,193	9,193	-	7,026	221
Second Mortgages	220	220	-	406	9
Non Real Estate Secured
Personal /Consumer	51	51	-	41	1
Business Commercial	503	560	-	1,475	5
Agricultural	20	20	-	10	-

Total	$29,803	$29,860	$-	$29,806	$784

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$4,717	$4,717	$416	$4,262	$107
Equity lines of credit	-	-	-	-	-
Multifamily	407	407	7	527	11
Farmland	204	204	3	256	10
Construction, Land Development, Other Land Loans	110	110	43	1,324	-
Commercial Real Estate- Owner Occupied	2,749	2,749	212	2,368	53
Commercial Real Estate- Non Owner Occupied	1,582	1,582	167	3,032	31
Second Mortgages	106	106	3	107	5
Non Real Estate Secured
Personal /Consumer	40	40	18	57	2
Business Commercial	660	660	516	758	11
Agricultural	716	1,385	131	358	57

Total	$11,291	$11,960	$1,516	$13,049	$287

The following tables reflect the Bank’s impaired loans at December 31, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$9,034	$9,342	$-	$8,243	$285
Equity lines of credit	-	-	-	-	-
Multifamily	920	920	-	480	63
Farmland	283	283	-	529	16
Construction, Land Development, Other Land Loans	2,487	2,487	-	3,170	108
Commercial Real Estate- Owner Occupied	9,155	9,155	-	7,327	187
Commercial Real Estate- Non Owner Occupied	4,859	4,859	-	4,183	143
Second Mortgages	591	591	-	646	6
Non Real Estate Secured
Personal	30	30	-	26	3
Commercial	2,446	3,115	-	1,856	64
Agricultural	-	-	-	-	-

Total	$29,805	$30,782	$-	$26,460	$875

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$3,806	$3,840	$571	$4,161	$132
Equity lines of credit	-	-	-	-	-
Multifamily	646	866	201	1,139	11
Farmland	307	307	38	309	11
Construction, Land Development, Other Land Loans	2,538	2,538	606	4,787	80
Commercial Real Estate- Owner Occupied	1,986	2,086	323	3,132	11
Commercial Real Estate- Non Owner Occupied	4,482	4,482	343	4,758	54
Second Mortgages	108	108	10	138	4
Non Real Estate Secured
Personal	74	74	41	62	4
Commercial	856	856	675	1,494	22
Agricultural	-	-	-	14	-

Total	$14,803	$15,157	$2,808	$19,994	$329

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of September 30, 2012 and September 30, 2011.
Nine months ended Sept. 30, 2012	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2011	$1,618	$477	$1,746	$1,209	$400	$371	$69	$336	$764	$1,620	$414	9,024
Provision for Credit Losses	(235)	139	(889)	(193)	822	(65)	7	(164)	94	450	891	857
Charge-offs	313	246	448	183	686	68	23	4	309	566	-	2,846
Recoveries	158	-	452	-	5	2	-	2	63	132	-	814
Net Charge-offs	155	246	(4)	183	681	66	23	2	246	434	-	2,032
Ending Balance Sept. 30, 2012	1,228	370	861	833	541	240	53	170	612	1,636	1,305	7,849
Ending Balance: Individually evaluated for impairment	416	7	43	212	167	3	-	3	18	647	-	1,516
Ending Balance: Collectively Evaluated for Impairment	812	363	818	621	374	237	53	167	594	989	1,305	6,333
Loans:
Ending Balance: Individually Evaluated for Impairment	13,427	1,305	1,765	11,031	10,775	326	-	475	91	1,899	-	41,094
Ending Balance: Collectively Evaluated for Impairment	155,905	16,027	18,236	54,825	26,111	9,711	8,452	10,421	23,278	34,377	-	357,343
Ending Balance: Sept. 30, 2012	$169,332	$17,332	$20,001	$65,856	$36,886	$10,037	$8,452	$10,896	$23,369	$36,276	-	$398,437

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Nine months ended Sept. 30, 2011	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2010	$1,521	$229	$2,155	$504	$1,353	$323	$83	$229	$516	$2,185	$1,222	10,320
Provision for Credit Losses	699	491	1,471	1,012	(847)	551	22	425	665	525	(776)	4,238
Charge-offs	445	203	1,729	276	89	351	26	272	442	942	-	4,775
Recoveries	(6)	-	(53)	-	-	(10)	-	(20)	(53)	(13)	-	(155)
Net Charge-offs	439	203	1,676	276	89	341	26	252	389	929	-	4,620
Ending Balance Sept. 30, 2011	1,781	517	1,950	1,240	417	533	79	402	792	1,781	446	9,938
Ending Balance: Individually evaluated for impairment	999	269	625	490	348	78	-	40	42	715	-	3,606
Ending Balance: Collectively Evaluated for Impairment	782	248	1,325	750	69	455	79	362	750	1,066	446	6,332
Loans:
Ending Balance: Individually Evaluated for Impairment	14,233	1,879	5,262	11,999	7,986	701	-	458	111	3,336	-	45,965
Ending Balance: Collectively Evaluated for Impairment	157,686	12,356	18,018	62,971	28,419	12,717	9,511	11,247	24,150	33,175	-	370,250
Ending Balance: Sept. 30, 2011	$171,919	$14,235	$23,280	$74,970	$36,405	$13,418	$9,511	$11,705	$24,261	$36,511	-	$416,215

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired when the collection of interest and principal is in doubt. An allowance for loan loss is established on loans for which it is probable that the full collection of principal is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2012, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, are analyzed to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics may be analyzed for impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings. Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $19.14 million and $16.03 million of loans categorized as troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed likely.

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting the loan grades of such loans. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on restructured loans which are evaluated individually.

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

The following is a summary of troubled debt restructurings occurring during the nine months ended September 30, 2012.

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
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	3	$951	$951

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family	1	$885	$878
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	2,270	2,248
Commercial Real Estate- Non Owner Occupied	4	8,031	7,968
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	6	$11,186	$11,094

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family	1	$111	$111
Equity lines of credit
Multifamily	1	411	407
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	2	1,017	1,003
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer	1	28	28
Business Commercial
Agricultural	1	129	129

Total	6	$1,696	$1,678
Troubled Debt Restructurings All	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment at period end
Total Restructurings	15	$13,833	$13,723

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family (Loan Term Extension)	1	$111	$111
Commercial Real Estate- Owner Occupied (Loan Term Extension)	1	285	278

Total	2	396	389

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

The following is a summary of troubled debt restructurings occurring during the nine months ended September 30, 2011.

Troubled Debt Restructurings Interest only	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland	1	$152	$152
Construction, Land Development, Other Land Loans	1	1,364	834
Commercial Real Estate- Owner Occupied	3	1,349	1,349
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial	1	992	992
Agricultural	1	129	129

Total	7	$3,986	$3,456

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured	-	-	-
Residential 1-4 family	2	850	847
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	3	$5,201	$5,195
Second Mortgages	-	-	-
Non Real Estate Secured	-	-	-
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	5	$6,051	$6,042

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Residential 1-4 family	1	$729	$729
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	69	69
Commercial Real Estate- Non Owner Occupied
Second Mortgages	1	83	83
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural	2	1,429	780

Total	5	$2,310	$1,661
Troubled Debt Restructurings All	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment at period end
Total Restructurings	17	$12,347	$11,159

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment at period end
Real Estate Secured
Construction, Land Development, Other Land Loans (Interest Only)	1	$1,364	$834
Commercial Real Estate- Owner Occupied (Interest Only)	2	742	742
Commercial Real Estate- Owner Occupied (Loan Term Extension)	1	69	69

Total	4	$2,175	$1,645

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

  The values for external factors are updated on a quarterly basis based on current economic data.

(3)	Internal process factors: Internal factors that influence loss rates as a result of risk management and control practices include the following:

a.	Past-Due Loans.
b.	Non-Accrual Loans
c.	CRE Concentrations
d.	Loan Volume Level
e.	Level and Trend of Classified Loans

  The values for internal factors are updated on a quarterly basis based on current portfolio metrics.

We maintain an unallocated component to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Income tax expense (benefit) for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2012	2011

Tax expense (benefit) at statutory rate	$806	$(1,207)
Reduction in taxes from:
Tax-exempt interest	(181)	(237)
Other, net	(106)	(80)

Income tax expense (benefit)	$519	$(1,524)

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

September 30, 2012
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.63%	8.89%	5.13%

Highlands Union Bank	8.52%	9.78%	5.73%

December 31, 2011
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.03%	8.29%	4.57%

Highlands Union Bank	7.81%	9.08%	5.07%

During the first quarter of 2011, the Bank’s total risk based capital ratio fell below the required minimum to be “well - capitalized.” The Bank’s Tier 1 Capital to Risk Weighted assets ratio and Tier 1 capital to Adjusted Total Assets remained above the “well-capitalized” thresholds. Because the Bank’s total risk-based capital ratio was below 10% as of December 31, 2011 and September 30 2012, the Bank is considered to be “adequately-capitalized” under the regulatory framework for prompt corrective action.  As a result of its status as “adequately-capitalized” for regulatory capital purposes, the Bank cannot renew or accept brokered deposits without prior regulatory approval and may not offer interest rates on deposit accounts that are significantly higher than the average rates in its market area.

Notes to Consolidated Financial Statements
(Unaudited)
(dollars in thousands, except share, per share and percentage data)

The Bank has increased its total risk based capital ratio from 9.08% at December 31, 2011 to 9.78% at September 30, 2012.

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of $2.3125 Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998.  These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the debt securities, which results in a deferral of distribution payments on the related Capital Securities. Effective April 15, 2010, the Company began deferring interest payments on the debt securities held by Highlands Capital Trust I.  As a result, distribution payments to holders of the Capital Securities are also being deferred.

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings (loss) per share and diluted earnings (loss) per share for the nine and three months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Basic Earnings (loss) per Share	$0.37	$(0.41)	$0.16	$0.01

Basic Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Diluted Earnings (loss) per Share	$0.37	$(0.41)	$0.16	$0.01

Diluted Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2012, these commitments included: standby letters of credit of $717 thousand; equity lines of credit of $9.74 million; credit card lines of credit of $5.74 million; commercial real estate, construction and land development commitments of $2.21 million; and other unused commitments to fund interest earning assets of $26.28 million.

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

As of September 30, 2012, we own approximately $3.88 million (amortized cost) in collateralized debt obligation securities (TRUP CDOs) that are backed by trust preferred securities issued by banks, thrifts, and insurance companies.  The market for these and similar securities at September 30, 2012 is not active.  The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required for fair value assessment at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 hierarchy using inputs from independent pricing models.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy.

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
US Treasuries	$-	$-	$-	$-
State and Political Subdivisions	$-	$12,808	$-	$12,808
Mortgage Backed Securities	$-	$29,643	$-	$29,643
TRUP CDO’s	$-	$-	$283	$283
Single Issue Trust Preferred	$-	$870	$-	$870
SBA Pools	$-	$15,681	$-	$15,681
SLMA	$-	$503	$-	$503
Total AFS Securities	$-	$59,505	$283	$59,788

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
US Treasuries	$-	$6,032	$-	$6,032
State and Political Subdivisions	$-	$18,168	$-	$18,168
Mortgage Backed Securities	$-	$30,629	$-	$30,629
TRUP CDO’s	$-	$-	$150	$150
Single Issue Trust Preferred	$-	$1,815	$-	$1,815
SBA Pools	$-	$6,996	$-	$6,996
SLMA	$-	$462	$-	$462
Total AFS Securities	$-	$64,102	$150	$64,252

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at September 30, 2012 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale

Beginning balance, December 31, 2011	$150
Total losses included in net income	(167)
Included in other comprehensive income	300
Transfers in or out of Level 3	--
Ending balance, September 30, 2012	$283

The losses included in net income represent the other than temporary impairment charges taken during the nine months ended September 30, 2012 for the securities classified as Level 3.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At September 30, 2012 all of the total impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The following tables summarize the Company’s impaired loans by loan category at fair value on a non - recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy for which a specific allowance has been allocated.

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Real Estate Secured
Residential 1-4 family		$4,717		$4,717
Farmland		204		204
Multifamilty		407		407
Construction, Land Development, Other Land Loans		110		110
Commercial Real Estate – Owner Occupied		2,749		2,749
Commercial Real Estate – Non Owner Occupied		1,582		1,582
Second Mortgages		106		106
Non Real Estate Secured
Personal		40		40
Business / Commercial		660		660
Agricultural		716		716
Total		$11,291		$11,291

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

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional specific write-downs have occurred, then the foreclosed asset balances are reclassified as non-recurring Level 3. The following tables summarize the Company’s foreclosed and repossessed assets at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011

	September 30, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$18,020	--	$18,020

	December 31, 2011
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO,net	--	$16,852	--	$16,852

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$76,814	$76,814	$86,075	$86,075
Securities available for sale	59,788	59,788	64,252	64,252
Other investments	4,931	4,931	5,308	5,308
Loans, net	390,035	390,145	398,780	398,221
Deposits	(491,634)	(488,028)	(515,361)	(508,599)
Other short-term borrowings	(20,175)	(23,251)	(57,676)	(65,844)
Long-term debt	(51,336)	(57,500)	(13,964)	(14,951)
Capital Securities	(3,150)	(3,014)	(3,150)	(3,014)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9. -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Treasuries	$-	-	-	$-
State and political subdivisions	12,465	346	3	12,808
Mortgage backed securities	28,892	757	6	29,643
TRUP CDOs	3,886	-	3,603	283
Single Issue Trust Preferred	909	-	39	870
SBA Pools	15,770	15	104	15,681
SLMA	500	3	-	503
	$62,422	$1,121	$3,755	$59,788

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S Treasuries	$6,029	$3	$-	$6,032
State and political subdivisions	18,030	275	137	18,168
Mortgage backed securities	30,002	632	5	30,629
TRUP CDOs	4,067	-	3,917	150
Single Issue Trust Preferred	1,923	-	108	1,815
SBA Pools	6,821	219	44	6,996
SLMA	500	-	38	462
	$67,372	$1,129	$4,249	$64,252

Investment securities available for sale with a carrying value of $44,670 and $45,258 at September 30, 2012 and December 31, 2011, respectively, and a market value of $45,611 and $46,011 at Septmeber 30, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	September 30, 2012
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$360	$3	-	-	$360	$3
Mortgage-backed securities	505	6	-	-	505	6
Pooled Trust Preferred Securities	-	-	283	3,603	283	3,603
Single Issue Trust Preferred	-	-	870	39	870	39
SBA Pools	10,848	96	1,705	8	12,553	104
SLMA	-	-	-	-	-	-

Total	$11,713	$105	$2,858	$3,650	$14,571	$3,755

	December 31, 2011
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$705	$45	$4,367	$92	$5,072	$137
Mortgage-backed securities	4,554	5	-	-	4,554	5
Pooled Trust Preferred Securities	-	-	150	3,917	150	3,917
Single Issue Trust Preferred	505	7	809	101	1,314	108
SBA Pools	-	-	2,007	44	2,007	44
SLMA	-	-	462	38	462	38

Total	$5,764	$57	$7,795	$4,192	$13,559	$4,249

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (“TRUP CDOs”) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of September 30, 2012, our TRUP CDOs book value totaled $3.88 million.

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

At September 30, 2012, the following assumptions were used in the cash flow projections:
•	Deferral / default ranges for 2012 – 1.00% to 2.00%
•	Deferral / default rate for 2013 – 1.00%
•	Deferral / default ranges for years thereafter – 0.25% to 0.36%
•	Prepayments - 1% annually, 100% at maturity
•	The discount rate is calculated using the original discount margin as of the purchase date based on the purchase price added to the appropriate forward 3-month LIBOR rate
•	15% recovery with 2 year lag extended to 5 years if has been in deferral for 2 years
•	0% recovery on existing defaults
•	Cash flows are discounted at the effective interest rate

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

During the first quarter of 2012, the Company incurred credit-related OTTI charges on our TRUP CDOs of $167 thousand. No OTTI charges were incurred in the second or third quarters of 2012. For the nine months ended September 30, 2011, the Company incurred a total of $269 thousand of OTTI charges.

The Company also assesses other securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of September 30, 2012 and December 31, 2011, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at September 30, 2012 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$-	$-
Due after one year through five years	500	503
Due after five years through ten years	4,825	4,850
Due after ten years	28,204	24,791
	33,529	30,144

Mortgage-backed securities	28,893	29,644
	$62,422	$59,788

Note 10–Formal Written Agreement

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

•	review and revise the Bank’s methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised written strategic and capital plan;
•	establish a revised investment policy;
•	improve the Bank’s earnings and overall condition;
•	revise the Bank’s information technology program;
•	establish a disaster recovery and business continuity program; and
•	establish a committee to monitor compliance with all aspects of the written agreement.

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

Note 12 – Federal Home Loan Bank Advances

During the third quarter of 2012, the Bank restructured $47.50 million of its $67.91 million of Federal Home Loan Bank (FHLB) borrowings. This restructuring resulted in a decrease in the weighted average borrowing rate by approximately 100 basis points or approximately $480,000 in reduced interest expense annually.  It also extended the average maturity dates on these borrowings by approximately 2.5 years. $37.5 million of these borrowings were previously shown as short term borrowings due to the FHLB’s option to convert these advances to a floating rate on a quarterly basis. The advances were restructured to straight fixed rate advances with maturity dates now ranging from 2017 to 2019.

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

Regulatory Economic Environment

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations throughout 2012 and beyond.  While not determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated there-under could significantly affect our operations, increase our operating costs and divert management resources and attention from the primary business of the Bank.

On April 5, 2012, President Obama signed into law the Jumpstart our Business Startups Act, (the “JOBS Act”).  The JOBS Act significantly amends federal securities laws to relax the general solicitation and general advertising prohibitions in private placements, creates a new public offering exemption for offerings up to $50 million and increases the threshold number of shareholders of record over which companies are required to register with the SEC and begin filing periodic public reports.  The JOBS Act also increased the threshold number of shareholders of record for bank holding companies to deregister with the SEC and cease filing periodic public reports. The Company’s shareholder base currently exceeds this amended threshold, but in the event that the Company’s number of shareholders of record decreases in the future, the Company may consider deregistering to save the significant expense associated with SEC reporting.

Formal Written Agreement

As discussed in Footnote 10, on October 13, 2010, the Company and Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of September 2012.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank’s loan grading system and ALLLR methodology;
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000 which are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis;
•	Completed revising the written contingency funding plan;
•	Completed revising the investment policy;
•	Completed revising the strategic and capital plan;
•
Implemented a capital plan targeted to improve the Company’s and Bank’s capital levels to include strategically reducing the risk weighted assets of the Bank, improvement in earnings as well as exploring options to raise additional capital;

•	Completed a Business Continuity Plan and Disaster Recovery Plan; and
•	Formed a Directors Compliance Committee to monitor the progress of each item in the written agreement that meets at least quarterly and files a report with the Federal Reserve Bank

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2012 reflected earnings of $782 thousand and $1.85 million, respectively. For the first nine months of 2012, provisions for loan loss reserves decreased $3.38 million from the corresponding period in 2011 as the Company’s non-performing loans decreased significantly over the prior 12 months. The Company reported a net loss of $2.03 million for the nine months ended September 30, 2011 and earnings of $75 thousand for the three-month period ended September 30, 2011.

Net interest income for the three-month period ended September 30, 2012 increased $21 thousand or 0.48% compared to the three months ended September 30, 2011. For the nine-month period ended September 30, 2012 net interest income increased $174 thousand or 1.33% as compared to the nine-month period ended September 30, 2011.  Average interest-earning assets decreased $30.16 million from the nine-month period ended September 30, 2011 to the current nine-month period, while average interest-bearing liabilities decreased $45.19 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.86% for the nine-month period ended September 30, 2012 representing a decrease of 13 basis points from the same period in 2011.  The average balance of federal funds sold during the quarter was $60.10 million during the period. The average yield on federal funds sold was .22% during the period. The rate on average interest-bearing liabilities decreased 31 basis points to 1.67% for the nine - month period ended September 30, 2012 as compared to 1.98% for the same period in 2011.

Total interest income for the three and nine months ended September 30, 2012 was $632 thousand and $1.58 million less than the comparable 2011 periods due primarily to a reduction in loan and securities balances, new loan and investment securities volume being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during 2012 and 2011. The majority of pay-downs during the last year have been SBAs, US treasuries, and agency mortgage backed securities. The Company has also reduced its municipal bond holdings by approximately $19.38 million over the last 24 months in an effort to reduce its exposure to municipal debt and related potential credit risk. This has negatively affected the Company’s net interest income as these proceeds were placed back into overnight federal funds sold balances.

The Company’s total interest expense decreased by $653 thousand for the three months and $1.76 million for the nine months from the same periods in 2011, due primarily to the overall reduction in time deposit balances. Additionally, new interest-bearing deposits are continuing to be recorded at lower rates and existing interest-bearing deposits and other liabilities are re-pricing lower as they renew. The Company continues to face considerable competition in all of its market areas as it pertains to rates on deposits.

During the first nine months of 2012, the Company’s non-interest income increased by $398 thousand over the corresponding period for 2011. OTTI write-downs for the first nine months of 2012 were $167 compared to $269 for the first nine months of 2011. Total non-interest income for the three months ended September 30, 2012 increased $120 thousand over the three month period ended September 30, 2011 due primarily to an increase in security gains of $350 thousand.

Total non-interest expense for the nine-month period ended September 30, 2012 decreased $1.97 million as compared to the nine-month period ended September 30, 2011. FDIC insurance premiums totaled $1 million and decreased $156 thousand for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. OREO expenses, write-downs and losses on the sale of OREO and repossessions in the amount of $1.04 million decreased $1.30 million for the nine month period ended September 30, 2012 as compared to the prior period. Salaries and employee benefits decreased $491 thousand for the nine months ended September 30, 2012 as compared to the prior year period as the Company has reduced its number of employees and additionally has seen a reduction in medical insurance costs. Total non-interest expense for the three-month period ended September 30, 2012 decreased $749 thousand compared to the three-month period ended September 30, 2011. This decrease was largely a result of decreased expenses and write-downs related to foreclosed properties and a decrease in salaries and employee benefits.

In addition to FDIC insurance premiums, for the nine months ended September 30, 2012, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $608 thousand, software licensing and maintenance costs totaling $558 thousand, legal expenses totaling $300 thousand and postage and freight expenses totaling $211 thousand.

In addition to FDIC insurance premiums that totaled $1.16 million, for the nine months ended September 30, 2011, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $469 thousand, software licensing and maintenance costs totaling $451 thousand, postage and freight totaling $228 thousand, other loan expense totaling $212 thousand and legal expenses totaling $349 thousand.

For the three month period ended September 30, 2012, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $330 thousand, legal expenses totaling $79 thousand, other contracted services totaling $152 thousand and software licensing and maintenance totaling $171 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity to 8.40% for the nine-month period ended September 30, 2012 from (8.47%) for the corresponding period in 2011. Return on average assets for the nine months ended September 30, 2012 was 0.41% compared to (0.42%) for the nine months ended September 30, 2011.The provision for loan losses for the three-month and nine month periods ended September 30, 2012 totaled $236 thousand and $857 thousand, respectively, a $213 thousand decrease and $3.38 million decrease as compared to the corresponding periods in 2011. This decreased provision during the first nine months of 2012 was primarily due to the Company’s improved asset quality, primarily non-accrual loans, a reduction in charge-offs, and a significant increase in recoveries. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs (inclusive of recoveries) for the first nine months of 2012 were $2.03 million compared with $4.62 million for the first nine months of 2011. Year–to–date net charge-offs were 0.51% and 1.11% of total loans for the periods ended September 30, 2012 and September 30, 2011, respectively. Loan loss reserves decreased 21.02% to $7.85 million at September 30, 2012 from $9.94 million at September 30, 2011.  The Company’s allowance for loan loss reserves at September 30, 2012 decreased to 1.97% of total loans versus 2.39% at September 30, 2011.  At December 31, 2011, the allowance for loan loss reserve as a percentage of total loans was 2.21%.

Financial Position
Total loans decreased from $415.66 million at September 30, 2011 to $397.88 million at September 30, 2012.  Total loans at December 31, 2011 were $407.81 million. Over the last 3 years, the Company has significantly decreased its construction portfolio as a result of the economic downturn. Since September 30, 2009 the Company has reduced its construction loan and other land loan balances approximately $27.44 million. The Company has also been reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. Overall loan demand has slowed significantly over the last 3 years due to the recessionary environment. The Company’s current focus is to moderately increase its 1-4 family residential loan portfolio. The loan to deposit ratio slightly increased from 79.12% at September 30, 2011 to 80.93% at September 30, 2012. Both loans and deposits have decreased significantly over the past year. The loan to deposit ratio at December 31, 2011 was 79.13%.  Deposits at September 30, 2012 have decreased $33.74 million since September 30, 2011 and have decreased $23.73 million since December 31, 2011. During the last 36 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. As a result of being “adequately-capitalized” for regulatory capital purposes, the Bank cannot renew or accept brokered deposits without prior regulatory approval and cannot offer interest rates on deposit accounts that are significantly higher than the average rates in our market area.

The Company also owns approximately $3.88 million (book value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at September 30, 2012 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of September 30, 2012, the unrealized loss in these securities totaled $3.60 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. A deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities. During the first quarter of 2012 the Company recorded OTTI credit related impairment charges on its TRUP CDOs in the amount of $167 thousand.  No OTTI charges were incurred during the second or third quarters of 2012.

Below is a table of the Company’s remaining pooled trust preferred balances as of September 30, 2012.
(in thousands)

Description	Type	Class	Original Amount $	Book Value 9/30/12 $	Fair Value 9/30/12 $	Unrealized Gain/(Loss) $	Lowest Credit Rating

Pretsel 4-B	Pooled	Mezz B	700	85	59	(26)	Ca
Prestel 11-B	Pooled	Mezz B	500	394	62	(332)	Ca
Prestel 12-B	Pooled	Mezz B	750	383	90	(293)	Ca
Prestel 13-B	Pooled	Mezz B	500	326	9	(317)	Ca
Prestel 15-B	Pooled	Mezz B	500	263	9	(254)	Ca
Prestel 18-C	Pooled	Mezz C	500	209	1	(208)	Ca
Prestel 19-C	Pooled	Mezz C	500	255	1	(254)	Ca
Prestel 20-C	Pooled	Mezz C	500	11	1	(10)	Ca
Prestel 21-C	Pooled	Mezz C	500	294	9	(285)	Ca
Prestel 22-C	Pooled	Mezz C	500	283	4	(279)	Ca
Prestel 22-C	Pooled	Mezz C	500	317	4	(313)	Ca
Prestel 22-C	Pooled	Mezz C	500	316	4	(312)	Ca
Prestel 23-C	Pooled	Mezz C	500	442	15	(427)	C
Tropc CDO III	Pooled	Subordinate	1,000	308	15	(293)	C

The Company currently has approximately $67.91 million in outstanding FHLB advances. No new advances were originated during the last 24 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB. During the third quarter of 2012, the Bank restructured $47.50 million of its $67.91 million of FHLB borrowings. This restructuring resulted in a decrease in the weighted average borrowing rate by approximately 100 basis points or approximately $480,000 in reduced interest expense annually.  See Footnote 12 containing additional information concerning the restructuring.

Non-performing assets (NPAs) are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status is included. Non-performing assets were $29.39 million or 4.91% of total assets at September 30, 2012, compared with $37.80 million or 6.09% of total assets at December 31, 2011 and $39.23 million or 6.19% of total assets at September 30, 2011. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  At September 30, 2012 and December 31, 2011, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US Generally Accepted Accounting Principles.

At September 30, 2012, net OREO balances were $18.01 million and consisted of 53 relationships.    The following chart details each category type, number, and balance.

OREO Property at 9/30/12

OREO Description	Number	Balance at 9/30/12
		(in thousands)
Land Development - Vacant Land	20	$4,570
1-4 Family	19	5,992
Multifamily	1	2,595
Commercial Real Estate	13	4,856

Total	53	$18,013

At December 31, 2011, net OREO balances were $16.72 million and consisted of 50 relationships.    The following chart details each category type, number, and balance.

OREO Property at 12/31/2011

OREO Description	Number	Balance at 12/31/11
		(in thousands)
Land Development - Vacant Land	17	$4,175
1-4 Family	23	6,198
Multifamily	1	2,635
Commercial Real Estate	9	3,716

Total	50	$16,724

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

Investment securities and other investments totaled $64.72 million (market value) at September 30, 2012 which reflects a decrease of $4.84 million or 6.96% from the December 31, 2011 total of $69.56 million. Investment securities available for sale and other investments at September 30, 2012 were comprised of mortgage backed securities (44.28% of the total securities portfolio), municipal issues (19.79%), corporate bonds (2.56%), CMOs (1.52%),  and SBAs pools (24.23%).  The Company’s entire securities portfolio was classified as available for sale at both September 30, 2012 and December 31, 2011.
Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments (carrying value of $4.93 million and 7.62% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in Other Investments is a certificate of deposit purchased from another FDIC insured institution.  The balance of this CD was $250,000 at both September 30, 2012 and December 31, 2011.

Liquidity and Capital Resources
Total stockholders’ equity of the Company was $30.43 million at September 30, 2012, representing a decrease of $2.17 million or 6.66% from September 30, 2011. Total stockholders’ equity at December 31, 2011 was $28.26 million. The increase in stockholders’ equity since December 31, 2011 is a result of both the net earnings generated and the increase in the market value of the Company’s available for sale securities portfolio during the nine months ended September 30, 2012.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined in the regulations).  See Footnote 4 for a more detailed discussion of the Company’s and Bank’s regulatory capital ratios. The Board of Directors and management are committed to a return to “well-capitalized” status at all levels, and we continue to explore options for raising additional capital in addition to improved earnings.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($76.81 million as of September 30, 2012) and unrestricted investment securities available for sale ($13.89 million market value).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

On April 27, 2009, the Company announced that it entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. As of March 31, 2010, the Company had borrowed $4,104,000 of Loan B and $1,000,000 of Loan A.  Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in April 2014 and the Company deposited the 35 monthly payments up to the balloon date into a reserve account held at CBB. The Closed – End Term Loan had a balance of $3,573,707 at September 30, 2012. One of the covenants included in the loan documents requires that the Bank and Company remain well-capitalized. The Company did receive a covenant waiver from CBB during the second quarter of 2011 after falling below “well-capitalized” to “adequately-capitalized ”. Also at year end 2011, the Company was granted a debt service coverage covenant waiver. The covenant requires a two to one ratio as it pertains to net operating income versus annual debt service payments. This waiver was granted in part due to having already prepaid the monthly payments up to the April 2014 balloon date.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	The ability to attract and maintain capital levels adequate to support the Company’s asset levels;
•	Our inability to comply with the Written Agreement dated October 13, 2010;
•	Our inability to comply with certain covenants of the Company’s Loans with Community Bankers Bank;
•	Continued problems related to the sluggish economic recovery;
•	Unemployment continuing to rise;
•	Difficult market conditions in our industry;
•	Unprecedented levels of market volatility;
•	Effects of the soundness of other financial institutions;
•	Potential impact on us of recently enacted legislation;
•	Further deterioration in the housing market and collateral values;
•	The ability to successfully manage the Company’s strategic plan;
•	The ability to continue to attract low cost core deposits;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Further adverse changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On July 9, 2010, a former borrower filed two complaints in the Circuit Court of Washington County, VA, claiming that the Bank improperly handled the repossession and disposition of collateral from a warehouse in June/July 2008.  The borrower also claims that the Bank acted as its business advisor and breached fiduciary duties owed to it in this capacity.  One complaint seeks $700,000 in damages for conversion based solely on the repossession/disposition of collateral.  The second complaint seeks $7,850,000 in damages for an alleged breach of fiduciary duty, violation of UCC Article 9, actual fraud, unjust enrichment, and business conspiracy.  In response, the Bank filed demurrers to both complaints, both of which were granted in part and denied in part with leave granted to amend. The Borrower chose not  to amend either complaint, opting instead to consolidate her remaining claims into one action.  The borrower's remaining claims against the Bank are for violation of UCC Article 9, fraud, unjust enrichment of personal property, and conversion of personal property. No trial date has been set. The Bank disputes the allegations and believes that they are without merit.  The Bank intends to defend itself vigorously.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: November 14, 2012	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: November 14, 2012	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: November 14, 2012	/s/ James R. Edmondson
James R. Edmondson
Vice President -Accounting

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).