Form 10-K
period 2012-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2013-03-29
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
                                                                Yes ☒        No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act).   Large Accelerated Filer  ☐   Accelerated Filer  ☐   Non-Accelerated Filer  ☐  Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,625,243.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 13, 2013, there were 5,011,152 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Consolidated Financial Report for year ended December 31, 2012 – Part II
Proxy Statement for the 2013 Annual Meeting of Shareholders—Part III

Part I.

Item 1.  Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Federal Bank Holding Company Act of 1956 (“BHCA”). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2012: the Bank, which was formed in 1985, and Highlands Capital Trust I (“HCTI”), a statutory business trust (the “Trust”) which was formed in 1998.

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
Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., (“HUIS”) a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2012, had purchased twelve full service insurance agencies across the state of Virginia. HUIS sells insurance products and services through Bankers’ Insurance, LLC.  The number of owner banks involved with Bankers’ Insurance, LLC was thirty-three as of December 31, 2012.
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

At December 31, 2012, $185 million, or 47%, of the Bank’s loan portfolio consisted of one-to four-family residential real estate loans, second mortgages, and home equity lines.  Of the $185 million, $96 million were fixed rate mortgages while the remaining $89 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, and 7 year balloon loans amortized over a 30 year period. In connection with residential real estate loans, Highlands Union Bank requires title insurance, hazard insurance and if required, flood insurance.

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

At December 31, 2012, commercial real estate loans aggregated $100 million, or 26%, of Highlands Union Bank’s total loans.  In its underwriting of commercial real estate, the Bank may lend, under its policy, up to 75% of the secured property’s appraised value.  The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  The Bank also evaluates the location of the secured property, and as noted above, typically requires personal guarantees or endorsements of the borrowing entity’s principal owners.

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

At December 31, 2012, construction, farmland, and other land loans outstanding were $30 million, or 8%, of total loans. Construction lending entails significant additional risks and often involves larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced to fund construction, the value of which is estimated prior to the completion of construction on “as built” basis.  Therefore, it is difficult to accurately estimate the total loan funds required to complete the project and the completed loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% of as built appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank obtains a first lien on the property as security for construction loans, monitors the construction and advance process and, if a business entity, typically requires personal guarantees from the borrowing entity’s principal owners.

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

At December 31, 2012, commercial and agricultural non-real estate secured loans including unsecured loans aggregated $35 million, or 9%, of the Bank’s total loans.

Consumer Lending-Non Real Estate Secured and Unsecured

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans made on both an installment and demand basis.  At December 31, 2012, the Bank had consumer loans of $22 million or 6% of gross loans.  Such loans are generally made to customers with whom the Bank has a pre-existing relationship, often deposit and residential mortgage relationships. The Bank only originates its consumer loans in its geographic market area. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by the verification of gross monthly income from primary employment and additionally from any verifiable secondary source.  The applicant’s FICO scores are also analyzed with the credit report analysis.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the available collateral, if applicable.

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

Participation Loans

The Bank will occasionally buy or sell all or a portion of a loan. The Bank will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan to a single borrower will exceed the Bank's legal lending limit, which is 15 percent of the unimpaired capital and unimpaired surplus of the Bank; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the Bank's legal lending limit to a single borrower; (iii) the Board of Directors or the Senior Officer Loan Committee believes that a particular borrower has a sufficient level of debt with the Bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by Bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location, one industry or in one particular type of loan. The Bank will consider purchasing a participation in a loan from another financial institution if the loan meets all applicable credit quality standards and (i) the Bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

The following table sets forth, for the two fiscal years ended December 31, 2012 and 2012, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2012	Interest and Fees on Loans	76.84%
December 31, 2011	Interest and Fees on Loans	77.61%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of:

•	all of Washington County, Virginia
•	portions of Smyth County, Virginia
•	the City of Bristol, Virginia
•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee
•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee
•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee,
•	the City of Knoxville, Tennessee and adjacent portions of Knox County, Tennessee
•	the Town of Banner Elk and adjacent portions of Avery County, North Carolina
•	the Town of Boone and adjacent portions of Watauga County, North Carolina

●
The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, manufacturing, sales, and professional services sectors are the largest industries, in terms of total number of jobs in 2012.  These sectors contribute in total 66.1% of the total employment. The latest unemployment figures as of December 2012 reflect an unemployment rate of 9.1% and 7.1% for the Bristol, Virginia and Washington County, Virginia respectively.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia.  The latest unemployment figures reflect an unemployment rate of 8.7% reported as of December 2012. In Smyth County, manufacturing, sales, and professional services sectors are the largest industries, in terms of total number of jobs in 2012.  These sectors contribute in total 66.5% of the total employment.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, manufacturing and retail trade. The latest unemployment figures reflect an unemployment rate of 7.10% as of December 2012.  The sales, professional services, and manufacturing sectors make up 65.1% of all jobs throughout the County.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County.  Rogersville’s and Hawkins County’s largest employment sectors are professional services and manufacturing. These sectors combined make up 68.9% of all jobs throughout the County. The latest unemployment figures reflect an unemployment rate of 7.5% as of December 2012.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the County include tourism, retail sales, and service related industries, which make up 61.8% of all jobs throughout the County. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures reflect an unemployment rate of 8.4% as of December 2012.

Knoxville, Tennessee is located in Knox County, Tennessee.  Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee.  Knoxville serves as the county seat and is the third largest city in the state of Tennessee.  Major employers for the County include professional services, professional occupations, and sales.  These sectors contribute to 69.4% of all jobs in the County.  The latest unemployment figures reflect an unemployment rate of 6.3% as of December 2012.  Knoxville’s central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina.  Avery County, North Carolina had an estimated population of 17,797 as of December 2012.  In Avery County, sales, manufacturing and professional services are the largest industries, in terms of total number of jobs in 2012.  The latest unemployment figures reflect an unemployment rate of 10.9% as of December 2012.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina.  Watauga County, North Carolina has an estimated population of 51,079 as of December 2012.  Watauga County’s three largest employment sectors are professional services, professional occupations, and sales. The latest unemployment figures reflect an unemployment rate of 7.2% as of December 2012.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act included several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allows financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which is given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

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

The Bank met the requirements at December 31, 2012 to be classified as “well-capitalized.”  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

Deposit Insurance.  The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. Pursuant to the Dodd-Frank Act, FDIC insurance coverage limits on deposits were permanently increased to $250,000.  The Dodd-Frank Act also provided for unlimited FDIC insurance coverage for noninterest-bearing demand deposit accounts for a two year period beginning on December 31, 2010 and ending on December 31, 2012.  The unlimited coverage for non-interest bearing demand deposit accounts was not extended past December 31, 2012.

The FDIC has adopted a risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank.  The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base.  Under this system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios.  In February 2011, the FDIC revised the risk-based assessment system to set new assessment rates that were effective on April 1, 2011.  The initial base assessment rates range from 5 to 35 basis points, subject to potential adjustments based on the amount of the institution’s long-term unsecured debt and brokered deposits.  After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points.  As the DIF reserve ratio grows, the rate schedule will be adjusted downward.  Also effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less its average tangible equity.

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

•	review and revise the Bank’s methodology for determining the allowance for loan and lease losses (“ALLL”) and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised investment policy;
•	improve the Bank’s earnings and overall condition;
•	revise the Bank’s information technology program; establish a disaster recovery and business continuity program; and,
•	establish a committee to monitor compliance with all aspects of the written agreement.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of December 2012.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank’s loan grading system and ALLL methodology;
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000. These are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis;
•	Completed revising the written contingency funding plan;
•	Implemented stress testing of the loan portfolio;
•	Completed revising the investment policy;
•	Completed a three year capital plan targeted to improve the Company’s and Bank’s capital levels to include strategically reducing the risk weighted assets of the Company and improvement in earnings;
•	Completed a Business Continuity Plan and Disaster Recovery Plan; and,
•	Formed a Directors’ compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Organization and Employment

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2012, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers is paid by the subsidiary bank, including fees paid to its directors. At December 31, 2012, the Bank employed 211 full time equivalent employees at its main office, operations center, support centers and branch offices. The Company’s relationship with its employees is considered to be good. Employment has remained very stable over the last several years with very little turnover. There are no employment contracts in existence for any employee or officer.

Company Website

The Bank maintains a website at www.hubank.com. The Company makes available through the Bank’s website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, free of charge, as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company’s and the Bank’s headquarters are located at 340 W. Main Street, Abingdon, Virginia. In addition to the Bank's Main Office location, the Bank owns thirteen branch offices: one in the Town of Abingdon, Virginia; one in Washington County, Virginia; two in the City of Bristol, Virginia; one in the Town of Glade Spring, Virginia; one in the Town of Marion, Virginia; one in the City of Bristol, Tennessee; one in the Town of Rogersville, Tennessee; one in the Town of Boone, North Carolina; one in the Town of Banner Elk, North Carolina; two in the City of Sevierville, Tennessee; and one in the City of Knoxville, Tennessee. The Bank owns the land and buildings of all of these branch offices as well as the main office for the Company and Bank.

The Bank owns the land and two buildings used for its Collections, Human Resources, Customer Call Center, IRA Operations, Internal Audit and Facilities departments in Abingdon, Virginia as well as  the land and buildings used as the Bank’s Operations Center and Technology House in Abingdon, Virginia.

The Bank owns approximately 14 acres of vacant land in Abingdon, Virginia, as well as vacant land in Bristol, Tennessee and in Washington County, Virginia and Boone, North Carolina for potential future branching.

All of the existing properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

The Bank owns all its computer and data processing hardware and is a licensee of the software it utilizes.

Item 3.  Legal Proceedings

In 2010, a former borrower filed two complaints in the Circuit Court of Washington County, VA, claiming that the Bank improperly handled the repossession and disposition of collateral from a warehouse in June/July 2008.  The borrower also claims that the Bank acted as its business advisor and breached fiduciary duties owed to it in this capacity.  One complaint seeks $700,000 in damages for an alleged conversion based solely on the repossession/disposition of collateral.  The second complaint seeks $7,850,000 in damages for an alleged breach of fiduciary duty, violation of UCC Article 9, actual fraud, unjust enrichment, and business conspiracy.  In response, the Bank filed demurrers to both complaints, both of which were granted in part and denied in part with leave granted to amend. The Borrower chose not to amend either complaint, opting instead to consolidate her remaining claims into one action.  The borrower's remaining claims against the Bank are for violation of UCC Article 9, fraud, unjust enrichment of personal property, and conversion of personal property. No trial date has been set. The Bank disputes the allegations and believes that they are without merit.  The Bank intends to defend itself vigorously.

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The stock transfer agent of the Company attempts to keep a record of stock sales by asking the parties about the trade price per share.  Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2012 and 2011.

Common Stock Performance – 2012

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$ 1.87	$ 1.25	$ 1.53	$ -

Second Quarter	$ 2.75	$ 2.00	$ 2.37	$ -

Third Quarter	$ 2.75	$ 1.80	$ 2.19	$ -

Fourth Quarter	$ 2.75	$ 1.75	$ 1.91	$ -

Common Stock Performance – 2011

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$ 4.00	$ 3.15	$ 3.29	$ -

Second Quarter	$ 3.15	$ 2.50	$ 2.94	$ -

Third Quarter	$ 2.50	$ 1.01	$ 1.51	$ -

Fourth Quarter	$ 1.50	$ 1.05	$ 1.09	$ -

 The Company is currently prohibited from paying dividends without regulatory approval under the terms of the Written Agreement dated October 13, 2010. For additional information regarding regulatory restrictions on the Company’s ability to pay dividends, see “Certain Regulatory Considerations - Highlands Union Bank – Limits on Dividend and Other Payments” in Item 1 above.

As of March 13, 2013, the Company had approximately 1,481 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the three months ended December 31, 2012.  The Company does not anticipate any repurchases during 2013 in an effort to retain regulatory capital. In addition, the Company currently is prohibited from repurchasing its common stock without regulatory approval under the terms of the Written Agreement dated October 13, 2010.

The Company currently has 5,011,152 shares of common stock outstanding.
.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	Continued problems related to the national credit crisis and deepening recession;
•	High unemployment continuing;
•	The ability to attract and maintain capital levels adequate to support the Company’s asset levels;
•	Our inability to comply with the Written Agreement dated October 13, 2010;
•	Our inability to comply with certain covenants of the Company’s Loans with Community Bankers Bank;
•	Difficult market conditions in our industry;
•	Further deterioration in the housing market and collateral values;
•	The ability to successfully manage the Company’s strategic plan;
•	Effects of the soundness of other financial institutions;
•	Potential impact on us of recently enacted legislation and future regulation;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Further adverse changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and,
•	Changes in banking and other laws and regulations applicable to the Company.

Overview

At December 31, 2012, the Bank separately (on a non-consolidated basis) had total assets of $592.31 million. Total deposits at this date were $485.97 million. The Bank’s net income for 2012 was $2.58 million which produced a return on average assets of 0.43% and a return on average stockholders' equity of 7.12%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

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

Presented below is a discussion of the Accounting Policies that management believes are important to the understanding of the Company’s financial condition and results of operations.  These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements.

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

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2012 and 2011:

	2012	2011

Return on Average Assets	0.34%	(1.02%)
Return on Average Equity	6.82%	(20.52%)
Basic Earnings (Loss) Per Share	$0.40	(1.30)
Fully Diluted Earnings (Loss) per share	$0.40	(1.30)
Net Interest Margin (1)	3.44%	3.15%
Average Equity to Average Assets Ratio	4.92%	4.97%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets

Balance Sheet Summary

The following table shows the Company’s key balance sheet indicators at December 31, 2012 and 2011:
(dollar amounts in thousands)

	12/31/12	12/31/11

Securities	$57,400	$64,252
Loans, net	$383,049	$398,780
Deposits	$485,340	$515,361
Assets	$592,496	$620,983

Asset Quality

The following table shows the Company’s key asset quality indicators at December 31, 2012 and 2011:

(dollar amounts in thousands)
	12/31/12	12/31/11
Non-accrual loans	$10,544	$19,345
Loans past due over 90 days and still accruing interest	6	1,450
Other real estate owned, net	16,639	16,724
Allowance for loan losses to total loans	1.91%	2.21%
Net charge-off ratio	0.63%	1.39%

For further information see the discussion under "Provision and Allowance for Loan Losses" below.

Results of Operations

Net Interest Income
(dollar amounts in thousands)

Net interest income for 2012 was $17,666 or an increase of $491 from 2011. During 2012 interest income decreased by $2,000. This was a result of a reduction in interest earning assets, existing interest earning assets re-pricing at lower rates, and new loans made and securities purchased with lower yields. Average interest earning assets decreased approximately $36,874 from 2011. Interest-bearing liabilities also re-priced downward, causing a decrease in interest expense of $2,491. The net result of these changes was an increase in the Company’s net interest margin to 3.44% in 2012 from 3.15% in 2011. During 2011 and 2012, the Federal Reserve Board continued to leave rates at historical lows. The federal funds rate remained at a range below .25% as the economy showed only minimal signs of recovery during the year.

The tax equivalent yield on earning assets for 2012 was 4.88%, decreasing 5 basis points as compared to 2011. During the same period, the yield on interest bearing liabilities was 1.60%, which was a decrease of 36 basis points. Average interest bearing liabilities decreased $43,522 from 2011. The Company continued to lower time deposit rates throughout the year in an effort to reduce its cost of funds as well as to reduce total assets. The reduction in both the volume and average rates on interest earning assets was partially offset by the reduction in rates paid on interest bearing deposits, primarily time deposits. The Company also re-structured $47,500 of its FHLB borrowings during the third quarter of 2012. (See Note 10 of the Notes to Consolidated Financial Statements).

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2012			2011			2010
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (1)	$400,361	$23,337	5.83%	$428,811	$24,842	5.79%	$479,367	$28,140	5.87%
Securities (2)(3)	63,830	1,676	3.17	67,667	2,162	3.89	71,565	2,658	4.95
Federal funds sold	58,877	141	0.24	63,466	150	0.24	26,300	60	0.23
Total interest-earning assets	$523,068	$25,154	4.88%	$559,944	$27,154	4.93%	$577,232	$30,858	5.50%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$392,154	$4,229	1.08%	$433,481	$6,495	1.50%	$440,737	$8,859	2.01%
Other interest bearing liabilities	74,709	3,259	4.36	76,904	3,484	4.53	84,729	3,679	4.34
Total interest-bearing liabilities	$466,863	$7,488	1.60%	$510,385	$9,979	1.96%	$525,466	$12,538	2.39%
Net interest income		$17,666			$17,175			$18,320
Net margin on interest earning assets on a tax equivalent basis			3.44%			3.15%			3.33%
Average interest spread			3.28%			2.97%			3.11%

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

Analysis of Changes in Interest Income and Interest Expense

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).  The increases (decrease) due to change in volume is computed using the change in the average balances between 2012 and 2011 and 2011 and 2010 multiplied by the corresponding current year average rates. The remaining increase or decrease in net interest income is allocated to the change in rate.

Increase/(Decrease) Due to Volume and Rate

	2012 Compared to 2011
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$(122)	$(364)	$(486)
Federal funds sold	(11)	2	(9)
Loans	(1,658)	153	(1,505)
Total Income Change	$(1,791)	$(209)	$(2,000)
INTEREST EXPENSE Savings and time deposits	$(445)	$(1,821)	$(2,266)
Other interest-bearing liabilities	(96)	(129)	(225)
Total Expense Change	$(541)	$(1,950)	$(2,491)
Increase (Decrease) in Net Interest Income	$(1,250)	$1,741	$491

	2011 Compared to 2010
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$(152)	$(344)	$(496)
Federal funds sold	88	3	91
Loans	(2,929)	(369)	(3,298)
Total Income Change	$(2,993)	$(710)	$(3,703)
INTEREST EXPENSE Savings and time deposits	$(108)	$(2,255)	$(2,363)
Other interest-bearing liabilities	(355)	160	(195)
Total Expense Change	$(463)	$(2,095)	$(2,558)
Increase (Decrease) in Net Interest Income	$(2530)	$1,385	$(1,145)

Non-interest Income
(dollar amounts in thousands)

Non-interest income for 2012 included an “other-than-temporary-impairment charge” (“OTTI”) in the amount of $167. In 2011, the Company incurred a $269 charge for OTTI. Both amounts pertain to write-downs on our trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. The cash flow projections for the pooled trust preferred securities is based on a discounted cash flow model that uses variables such as the estimate of future cash flows, creditworthiness of the underlying banks and determination of probability of default of the underlying collateral. Cash flows are constructed in an INTEX cash flow model. It includes each individual issue’s structural features updated with trustee information, including asset-by-asset detail as it becomes available. The modeled cash flows are then used to determine if all the scheduled principal and interest payments of our investments will be made.

The expected future default assumptions for the pooled trust preferred securities are based upon the Company’s best estimate of future deferrals. Banks currently in default or deferring interest payments are assigned a 100% probability of default. In all cases, a 15% projected recovery rate is applied to current and projected deferrals. No OTTI was incurred during the last 9 months of 2012 as the number of cures and redemptions by the underlying banks increased and the number of new deferrals decreased significantly as compared to the previous two-year period.

The Company’s non-interest income increased by $363 from 2011 to 2012. Service charges on deposit accounts (primarily overdraft fees) decreased $25 as compared to 2011. The number of checks processed continues to decline as the number of electronic transactions increases.  Debit card fee income increased by $91 over 2011 due to increases in Visa check card volumes. The use of debit cards continues to increase significantly each year.

Earnings related to the Company’s holdings of Bank Owned Life Insurance totaled $459 and $452 for 2012 and 2011, respectively.

Non-interest Expense
(dollar amounts in thousands)

   Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses and other operating expenses. Non-interest expense for 2012 was $19,684, a decrease of $1,853 from 2011.  Salaries and employee benefits decreased by 3.54% or $349 as the Company continued to reduce staffing levels. Technology enhancements have allowed the Bank to leverage its existing personnel base to help control personnel costs. FDIC premiums totaled $1,330 compared to $1,539 in 2011.  OREO (other real estate owned) write-downs and OREO expenses totaled $2,190 in 2012 compared to $3,328 in 2011.  Depressed real estate values has made the selling of foreclosed properties very challenging even after significantly lowering asking prices.  Additionally, surpluses of foreclosed and other properties in the Company’s market areas have affected sales of OREO properties. Nevertheless, the Company has seen an improvement in the ability to sell OREO properties during the past year.

Income Taxes
(dollar amounts in thousands)

Income taxes in 2012 totaled $220 compared to $2,362 in 2011.  The 2011 total includes a $4,170 deferred tax valuation allowance. Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2011, in consideration of uncertainties regarding the timing of improvements in current economic conditions and management’s estimate of future tax liabilities, management provided an allowance of $4,170 to reflect its estimate of net realizable value at that date. As of December 31, 2012, management maintained an allowance of $4 million to reflect its estimate of net realizable value at that date. A valuation allowance will be maintained until the Company determines that it is more probable than not that all of the deferred tax assets will be realized. That determination, among other things, will be based on a pattern of consistent quarter over quarter earnings performance.

Provision and Allowance for Loan Losses
(dollar amounts in thousands)

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loans losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. Prior to the economic downturn, the Company used a straight rolling three-year history by loan category in determining pool allocation factors. However, in response to the elevated level of losses in recent years and the continuing decline in real estate values, the Company modified its pool allocations as of December 31, 2012 and 2011 to apply more weighting to the rates of losses incurred during the more recent periods rather than the average of the prior three years.  In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market areas, unemployment trends, the effects of any changes in loan policies, competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors. There can be no assurance however that additional provisions for loan losses will not be required in the future as a result of adverse changes in the economy, or further decreases in real estate values which will affect management’s future assumptions and allowance methodology.

The Company’s allowance for loan losses to total loans was 1.91% and 2.21%, respectively at December 31, 2012 and December 31, 2011.

At December 31, 2012 and 2011, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US generally accepted accounting principles.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2012	2011	2010	2009	2008
Allowance for loan losses at beginning of year	$9,024	$10,320	$11,681	$5,171	$4,630
Loans charged off:
Residential 1-4 Family	584	971	907	119	98
Multifamily	246	246	258	-	-
Construction and Land Loans	518	1.857	1.747	-	19
Commercial, Owner Occupied	686	517	746	1,013	106
Commercial, Non-owner occupied	183	276	46	40	-
Second Mortgages	90	351	485	-	61
Equity Lines of Credit	23	25	81	84	-
Farmland	4	272	131	403	-

Secured (other ) and unsecured
Personal	300	412	556	670	606
Commercial	592	934	1,056	698	195
Agricultural	2	98	24	-	16
Overdrafts	153	173	207	220	215
Total	3,381	6,132	6,244	3,247	1,316
Recoveries of loans previously charged off:

Residential 1-4 Family	161	19	1	-	-
Multifamily	-	-	-	-	-
Construction and Land Loans	453	53	-	-	-
Commercial, Owner Occupied	5	-	3	-	1
Commercial, Non-owner occupied	2	-	-	-	-
Second Mortgages	3	10	-	1	-
Equity Lines of Credit	-	-	1	-	-
Farmland	2	20	-	-	-

Secured (other ) and unsecured
Personal	74	69	54	114	144
Commercial	144	16	19	12	122
Agricultural	4	1	3	16	-
Overdrafts	-	-	3	-	-

Total	848	188	84	143	267

Net loans charged off	2,533	5,944	6,160	3,104	1,049
Provision for loan losses	958	4,648	4,799	9,614	1,590
Allowance for loan losses end of year	$7,449	$9,024	$10,320	$11,681	$5,171
Average total loans (net of deferred fees)	$400,361	$428,811	$479,367	$490,481	$477,027
Total loans (net of deferred fees) at year-end	$390,498	$407,804	$450,594	$486,119	$490,425
Ratio of net charge-offs to average loans	0.63%	1.39%	1.28%	0.63%	0.22%
Ratio of provision for loan losses to average loans	0.24%	1.08%	1.00%	1.96%	0.33%
Ratio of provision for loan losses to net charge-off	37.82%	78.20%	77.91%	309.72%	151.57%
Allowance for loan losses to year-end loans	1.91%	2.21%	2.29%	2.40%	1.05%

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

	2012	2011	2010	2009	2008
	(Amounts in thousands)

Non-performing loans	$10,550	$20,795	$18,881	$15,819	$6,934

Non-accrual loans	$10,544	$19,345	$14,353	$11,559	$6,278

Loans past-due 90 days and more and still accruing	$6	$1,450	$4,528	$4,260	$656

Interest income lost on non-accruing loans	$725	$1,187	$925	$497	$417

The Company has seen the greatest deterioration of its commercial real estate loan portfolio in the Sevierville, Tennessee market area and North Carolina market areas.

Due to the significant increase in non-performing loans the Company significantly increased its loan loss provisions from 2009 to 2011 as compared to previous years. The allowance for loan losses to total loans decreased from 2.21% to 1.91% during 2012. This was primarily due to reduced provisions and to loans being transferred into OREO and/or liquidated and subsequently written down to current market values out of specific reserves allocated to such loans. It is management’s opinion that at December 31, 2012, the allowance for loan losses was determined to be in accordance with US generally accepted accounting principles and is adequate. The allowance for loan losses is reviewed and approved quarterly by the Board of Directors.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2012, 2011, 2010, 2009 and 2008.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2012			2011			2010
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$1,242	16.67%	42.90%	$1,618	17.93%	41.39%	$1,521	14.74%	38.91%
Multifamily	280	3.76	4.44	477	5.29	3.77	229	2.22	3.46
Construction and Land Loans	823	11.05	4.90	1,746	19.35	5.70	2,155	20.88	6.85
Commercial – Owner Occupied	1,039	13.95	16.50	1,209	13.40	17.48	504	4.88	17..35
Commercial Non Owner Occupied	1,075	14.43	9.09	400	4.43	8.94	1,353	13.11	9.67
Second Mortgages	161	2.16	2.38	371	4.11	3.00	323	3.13	3.13
Equity Line of Credit	30	0.40	2.12	69	0.76	2.23	83	.80	2.22
Farmland	97	1.30	2.86	336	3.72	2.99	229	2.22	2.83

Personal	486	6.53	5.72	764	8.47	5.83	516	5.00	5.93
Commercial	1,530	20.54	8.15	1,620	17.95	7.94	2,119	20.53	8.97
Agricultural	-	-	.86	-	-	.68	66	.64	0.63

Overdrafts	-	-	0.08	-	-	0.05	-	0.00	.05
Unallocated	686	9.21	-	414	4.59	-	1,222	11.85	-

Total	$7,449	100.00%	100.00%	$9,024	100.00%	100.00%	$10,320	100.00%	100.00%

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2009			2008
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$384	3.29%	37.80%	$330	6.38%	35.89%
Multifamily	184	1.57	2.65	190	3.68	2.67
Construction and Land Loans	2,113	18.09	9.64	958	18.53	13.42
Commercial – Owner Occupied	3.863	33.07	17.63	851	16.46	16.49
Commercial Non Owner Occupied	1,846	15.81	8.43	470	9.09	6.59
Second Mortgages	300	2.57	3.49	269	5.20	3.77
Equity Line of Credit	242	2.07	2.09	145	2.80	2.03
Farmland	503	4.31	2.30	138	2.67	1.93

Personal	918	7.86	6.10	408	7.89	6.28
Commercial	814	6.97	9.21	262	5.07	9.82
Agricultural	-	-	0.63	74	1.43	1.06

Overdrafts	15	0.12	0.04	23	0.44	0.05
Unallocated	499	4.27	-	1,053	20.35	-

Total	$11,681	100.00%	100.00%	$5,171	100.00%	100.00%

Financial Condition

Balance Sheet
(dollar amounts in thousands)

Total assets of the Company decreased by $28,487 or 4.59% in 2012.  Average interest earning assets decreased approximately $36,874 from 2011. The Company has made a concerted effort to reduce its higher risk weighted assets to improve the Company’s and the Bank’s regulatory capital ratios. Average interest bearing liabilities, primarily time deposits, decreased by $43,522 from 2011. Total deposits decreased $30,021 as the Company continued to lower its offering rates on time deposits in an effort to decrease its cost of funds.

Loans
(dollar amounts in thousands)

Loans net of unearned income and deferred fees decreased by $17,306 or 4.24% in 2012. Loan demand has continued to be weak.  The Company has also implemented a plan to reduce higher risk weighted assets, primarily commercial real estate loans and other commercial loans.

Prior to the economic downturn, the Company’s portfolio of commercial, construction and land development loans had experienced significant growth. During the last three years, the Company has made a concerted effort to reduce its commercial real estate, construction and land loans as these types of loans provide the greatest risk of loss due to declining real estate values in many of the markets served by the Bank.  This segment of loans decreased by $11,950 or 9.11% during 2012. As construction and commercial lending has slowed significantly in the last three years, a diligent effort has been made to concentrate on permanent financing for residential mortgages.

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

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2012		2011		2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$167,777	42.90%	$169,027	41.39%	$175,522	38.90%	$183,983	37.80%	$176,239	35.89%
Multi-family	17,348	4.44	15,375	3.77	15,593	3.46	12,895	2.65	13,114	2.67
Construction and Land Loans	19,161	4.90	23,295	5.70	30,901	6.85	46,929	9.64	65,992	13.44
Commercial, Owner Occ.	64,504	16.50	71,367	17.48	78,279	17.35	85,791	17.63	80,987	16.49
Commercial, Non Owner Occupied	35,536	9.09	36,489	8.94	43,652	9.67	41.032	8.43	32,360	6.59
Second Mortgages	9,298	2.38	12,247	3.00	14,132	3.13	16,980	3.48	18,449	3.77
Equity Lines of Credit	8,287	2.12	9,126	2.23	10,016	2.22	10,164	2.09	9.984	2.03
Farmland	11,180	2.86	12,207	2.99	12,790	2.83	11,176	2.30	9,501	1.93
	$333,091	85.19%	$349,133	85.50%	$380,885	84.41%	$408,950	84.02%	$406,676	82.81%

Secured, Other and Unsecured
Personal	$22,358	5.72%	$23,824	5.83%	$26,773	5.94%	$29,703	6.10%	$30,843	6.28%
Commercial	31,927	8.15	32,407	7.94	40,471	8.97	44,840	9.21	48,230	9.82
Agricultural	3,372	0.86	2,784	0.68	2,848	0.63	3,069	0.63	5,076	1.04
	$57,657	14.73%	$59,015	14.45%	$70,092	15.54%	$77,612	15.94%	$84,149	17.14%

Overdrafts	$297	0.08%	$207	0.05%	$214	0.05%	$191	0.04%	$246	0.05%

Loans, gross	$391,045	100.00%	$408,355	100.00%	$451,191	100.00%	$486,753	100.00%	$491,071	100.00%

The following table shows the maturity of loans outstanding, inclusive of expected prepayments and contractual amortization, at December 31, 2012:     (Non accrual loan balances are reflected in the immediate time period)

	December 31, 2012 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$46,931	$16,096	$45,523	$40,874	$-	$14,108	$163,532
Multi-family	2,761	275	13,502	526	-	280	17,344
Construction and Land Loans	6,273	1,669	7,914	657	978	753	18,244
Commercial , Owner Occupied	15,800	5,264	30,716	2,722	4,296	3,117	61,915
Commercial, Non-Owner Occupied	8,726	2,900	16,922	1,499	2,232	1,717	33,996
Second Mortgages	3,783	605	3,831	618	-	215	9,052
Equity Line of Credit	-	1,991	-	5,495	-	801	8,287
Farmland	4,128	1,377	4,585	455	-	635	11,180
Secured, Other and Unsecured					-
Personal	7,379	4,432	8,067	1,874	-	606	22,358
Commercial	10,389	5,439	15,115	237	-	11	31,191
Agricultural	1,097	570	1,412	25	-	1	3,105
Overdrafts	297	-	-	-	-	-	297

Non Accrual Loans	10,544	-	-	-	-	-	10,544

Loans, Gross	$118,108	$40,618	$147,587	$54,982	$7,506	$22,244	$391,045

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

At December, 2012 OREO balances were $17,139 and consisted of 54 relationships. At December, 2011 OREO balances were $17,224 and consisted of 50 relationships. The following chart details each category type, number of relationships and balance.

OREO Property at 12/31/2012

OREO Description	Number	Balance at 12/31/12
		(in thousands)
Land Development - Vacant Land	21	$4,208
1-4 Family	17	4,593
Multifamily	2	2,718
Commercial Real Estate	14	5,620

Total	54	$17,139

OREO Property at 12/31/2011

OREO Description	Number	Balance at 12/31/11
		(in thousands)
Land Development - Vacant Land	17	$4,375
1-4 Family	23	6,248
Multifamily	1	2,635
Commercial Real Estate	9	3,966

Total	50	$17,224

The following table shows the activity related to OREO for the periods ended December 31, 2012 and 2011.

OREO Description	2012	2011

Beginning balance, January 1	$17,224	$15,316
Additions	8,629	8,021
Deletions	8,714	6,113
Ending Balance, December 31	$17,139	$17,224

One multifamily property, totaling $2,028, located outside the Sevierville, Tennessee area. contains twenty – six residential units. Another large relationship totals $1,823 and is a tract of land of partially developed lots and four completed condos also in the Sevierville, Tennessee market area. There has been greater deterioration in the Tennessee commercial real estate market compared to many other markets we serve. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods.

The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO which has been negatively affected by the current economic climate and the resulting reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession.

For the years ended December 31, 2012 and 2011, the Company also accrued a $500 general valuation reserve due to the current real estate market conditions and in the expectation of receiving and accepting offers in the coming months that are lower than current appraised values. This has been the experience in recent months. Management has allocated significant resources to facilitate sales of OREO to reduce the Company’s non-performing assets.

Securities
(dollar amounts in thousands)

Investment securities available for sale decreased $6,852 (market value) from December 31, 2011 to December 31, 2012.  The Company made only a limited number of purchases during 2012 primarily due to the possible need for “on-balance” sheet liquidity and because of the current low investment yields available.

Yields on typical investment securities continued to be very low during 2012. Purchases during the year consisted primarily of fixed rate Government National Mortgage Association (“GNMA”) mortgage backed securities and SBA pools, both of which have the full faith and credit of the US government and also carry a zero risk weighting. During the year, management continued its investment strategy to purchase securities that will blend in with the Company’s overall asset liability strategy, contain zero risk weighting and also maximize yield. The majority of the recent pay downs were contractual amortization and prepayments on variable rate securities as a result of prepayments occurring on the underlying mortgages. The Company also sold approximately $11,557 of GNMAs, Municpals and SBAs during the year realizing gains of approximately $663.

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of December 31, 2012, our TRUP CDOs amortized cost totaled $3,879.

During 2012, we incurred credit-related OTTI charges on our TRUP CDOs of $167. For the year ended December 31, 2011, we incurred credit-related OTTI charges on our TRUP CDOs of $269. The Company continues to review its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”). See Footnote 3 in the Notes to the Financial Statements for a detailed discussion of the Company’s OTTI analysis.

Investment Portfolio

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2012.

	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$4	$10	$-	$24,446	2.10%	$24,460	$23,991
Mtg.-backed Sec – variable rate	-	-	53	3,129	2.34	3,182	3,129
State & Municipal’s – tax exempt	-	-	525	9,807	6.35	10,332	10,066
State & Municipal’s – taxable	-	-	1,653	-	3.15	1,653	1,642
Pooled Trust Preferred	-	-	-	294	0.00	294	3,879
Single Issue Trust Preferred	-	-	-	886	6.84	886	908
SBA bonds – fixed rate			2,664	13,402	2.00	16,066	16,094
SBA bonds – variable rate	-	-	-	25	0.82	25	25
SLMA	-	502	-		3.50	502	500
TOTAL	4	$512	$4,895	$51,989		$57,400	$60,234
Total fixed rate securities	$4	$10	$4,842	$48,541		$53,397	$52,701
Total variable rate securities	$-	$502	$53	$3,448		$4,003	$7,533

Mortgage backed securities / CMOs- All of the MBS / CMOs listed above are agency (FHLMC, FNMA, GNMA) issues. The Company does not hold any non-agency mortgage backed securities.

State and Municipals - A breakdown of the Company’s municipal bond portfolio is shown in the following table segregated by credit rating (Moody’s or S & P).

Credit Rating	Fair Value	Amortized Cost
AA+	$1,653	$1,642
AA-	$4,156	$4,033
Aa2	$812	$777
Aa3	$587	$552
A+	$319	$305
A1	$243	$242
Baa2	$253	$253
BBB+	$105	$89
BBB	$414	$406
NR	$3,443	$3,409
TOTAL	$11,985	$11,708

All of the above non-rated securities were rated investment grade when purchased by the Company. Due to the financial crisis, a significant number of municipal bonds are no longer rated by the various rating agencies, even though they do have underlying credit support. All except two of the underlying issuers (municipalities) of the non-rated munis above totaling $3.41 million have had subsequent parity issues that have been rated investment grade. The Company performs periodic credit reviews on any non-rated munis that additionally have not had a subsequent parity issued currently rated “investment grade.”

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

SBA Pools - All of the SBA pools owned by the Company have the full faith and credit of the US government and carry a zero risk weighting.

	Fair Value	Amortized Cost
Pooled Trust Preferred Securities (TRUPS) –(rated below investment grade)	$294	$3,879
Single Issue Trust Preferred	886	908
SLMA (rated BBB)	502	500
SBA Pools	16,091	16,119

Deposits / Funding
(dollar amounts in thousands)

Total deposits decreased by $30,021 or 5.83% in 2012. Non-interest bearing demand deposits increased by $7,010. Interest bearing demand deposits increased by $4,864. Total time deposits decreased by $51,033. Savings accounts increased by $9,138 during the year. The decrease in time deposits is primarily a result of the Company’s actions to reduce its higher cost CD’s in an effort to lower its overall cost of funds. The average rate paid on time deposits during 2012 decreased 46 basis points compared to the prior year. The Company has experienced a significant increase in demand deposits. The Company over the years has used its alternative funding sources (primarily FHLB advances) to help facilitate growth.  As of December 31, 2012, the Company had $67,900 of FHLB borrowings. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale. During the third quarter of 2012, the Bank restructured $47,500 of its $67,900 of FHLB borrowings. This restructuring resulted in a decrease in the weighted average borrowing rate by approximately 100 basis points or approximately $480,000 in reduced interest expense annually.  It also extended the average maturity dates on these borrowings by approximately 2.5 years.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Dollars in Thousands)
	2012	2011

Non-interest bearing demand deposits	$105,960	$98,950
Interest bearing demand deposits	98,391	93,527
Savings deposits	75,345	66,207
Time deposits	205,644	256,677
Total Deposits	$485,340	$515,361

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$101,935	0.00%	$95,419	0.00%	$84,361	0.00%
Interest-bearing demand deposits	94,770	0.46	92,050	0.69	79,288	0.89
Savings deposits	72,629	0.30	64.998	0.38	58,835	0.52
Time deposits	224,755	1.59	276,433	2.05	302,624	2.66
Total	$494,089		$528,900		$525,108

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2012 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$10,741
Over 3 months through 6 months	10,782
Over 6 months through 12 months	10.616
Over 12 months	31,304
Total	$63,443

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

Management of the Bank continuously monitors and plans the Bank’s liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank. Management believes that the current cash on hand and other sources of funds provide sufficient and timely liquidity for the foreseeable future. The Bank currently has approximately $31,000,000 of available credit with the FHLB and $6,000,000 of available secured credit with its correspondent banks.

The Company’s liquidity ultimately depends on dividends paid by the Bank, its wholly owned subsidiary.  The Company and the Bank are currently prohibited from paying a dividend without the prior approval of the Federal Reserve Bank.

On April 27, 2009, the Company announced that it entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in April 2014 and the Company deposited the monthly payments up to the balloon date into a reserve account held at CBB. The Closed – End Term Loan had a balance of $3,549,638 at December 31, 2012.

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

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2012:

Report of Independent Registered Public Accounting Firm on the Financial Statements;
Consolidated Balance Sheets as of December 31, 2012 and 2011;
Consolidated Statements of Income for the years ended December 31, 2012 and 2011;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011;
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and
Notes to Consolidated Financial Statements for December 31, 2012

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

Management’s Annual Report on Internal Control over Financial Reporting is incorporated by  reference from the Consolidated Financial Report to Shareholders for the fiscal year ended December 31, 2012.

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees” and “Code of Ethics” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings  “Executive Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2012, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	151,600	$14.24	--

Equity Compensation Plans Not Approved by Shareholders (b)	-	$-	200,000

Total	151,600	$14.24	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)	The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2012 Consolidated Financial Statements.

(3)	Exhibits:

	3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

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

HIGHLANDS BANKSHARES, INC.

Date: March 29, 2013		BY:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

BY:	/s/ Robert M. Little, Jr	BY	/s/ James R. Edmondson
	Robert M. Little, Jr.		James R. Edmondson
	Chief Financial Officer		Vice President of Accounting
	Principal Financial Officer		Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 29, 2013.

Signature	Title	Date
/s/ James D. Morefield	Chairman of the Board, and Director	March 29, 2013
James D. Morefield
/s/ Dr. James D. Moore, Jr.	President	March 29, 2013
Dr. James D. Moore, Jr.
/s/ J. Carter Lambert	Vice Chairman	March 29, 2013
J. Carter Lambert
/s/ Samuel L. Neese	Executive Vice President, and Chief	March 29, 2013
Samuel L. Neese	Executive Officer (principal executive officer)
/s/ E. Craig Kendrick	Director	March 29, 2013
E. Craig Kendrick

Signature	Title	Date
/s/ Clydes B. Kiser	Director	March 29, 2013
Clydes B. Kiser
/s/ Charles P. Olinger	Director	March 29, 2013
Charles P. Olinger
/s/ H. Ramsey White, Jr	Director	March 29, 2013
H. Ramsey White, Jr

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).