Form 10-Q
period 2013-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2013-05-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
5,011,152 shares of common stock, par value $0.625 per share, outstanding as of May 14, 2013

Index

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2013

Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) March 31, 2013	(Note 1) December 31, 2012
ASSETS
Cash and due from banks	$12,929	$15,220
Federal funds sold	70,411	65,988

Total Cash and Cash Equivalents	83,340	81,208

Investment securities available for sale (amortized cost $60,546 at March 31, 2013, $60,234 at December 31, 2012)	57,573	57,400
Other investments, at cost	4,710	4,930
Loans, net of allowance for loan losses of $7,435 at March 31, 2013, $7,449 at December 31, 2012	387,752	383,049
Premises and equipment, net	21,034	21,176
Deferred tax assets	8,232	8,298
Interest receivable	2,346	2,314
Bank owned life Insurance	13,802	13,689
Other real estate owned, net	15,593	16,639
Other assets	3,494	3,793

Total Assets	$597,876	$592,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$105,247	$105,960
Interest bearing	384,945	379,380

Total Deposits	490,192	485,340

Interest, taxes and other liabilities	2,269	2,066
Other short-term borrowings	20,164	20,170
Long-term debt	51,258	51,298
Capital securities	3,150	3,150

Total Other Liabilities	76,841	76,684

Total Liabilities	567,033	562,024

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	21,892	21,428
Accumulated other comprehensive income (loss)	(1,964)	(1,871)

Total Stockholders’ Equity	30,843	30,472

Total Liabilities and Stockholders’ Equity	$597,876	$592,496

See accompanying Notes to Consolidated Financial Statements

Index

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
INTEREST INCOME
Loans receivable and fees on loans	$5,403	$5,930
Securities available for sale:
Taxable	203	234
Exempt from taxable income	141	200
Other investment income	30	21
Federal funds sold	40	42

Total Interest Income	5,817	6,427

INTEREST EXPENSE
Deposits	785	1,297
Other borrowed funds	715	845

Total Interest Expense	1,500	2,142

Net Interest Income	4,317	4,285

Provision for Loan Losses	219	505

Net Interest Income after Provision for Loan Losses	4,098	3,780

NON-INTEREST INCOME
Securities gains (losses), net	(4)	3
Service charges on deposit accounts	499	491
Other service charges, commissions and fees	407	504
Other operating income	165	228
Other than temporary impairment charge	-	(167)

Total Non-Interest Income	1,067	1,059

NON-INTEREST EXPENSE
Salaries and employee benefits	2,403	2,267
Occupancy expense of bank premises	303	277
Furniture and equipment expense	310	333
Other operating expense	1,351	1,263
Foreclosed Assets – Write-down and Operating Expenses	218	229

Total Non-Interest Expense	4,585	4,369

Income Before Income Taxes	580	470

Income Tax Expense (Note 3)	116	56

Net Income	$464	$414

Basic Earnings Per Common Share (Note 6)	$0.09	$0.08

Earnings Per Common Share – Assuming Dilution	$0.09	$0.08

Dividends Per Share	$-	$-

See accompanying Notes to Consolidated Financial Statements

Index

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Net Income	$464	$414

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	(142)	579
Less: reclassification adjustment for (gains) losses included in net income	4	(3)
Other Comprehensive Income, before tax	(138)	576
Income tax expense (benefit) related to other comprehensive income	(45)	196
Other Comprehensive Income (Loss)	(93)	380
Comprehensive Income	$371	$794

See accompanying Notes to Consolidated Financial Statements

Index

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$464	$414
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for loan losses	219	505
Depreciation and amortization	236	254
Net realized (gains) losses on available for sale securities	4	(3)
Net amortization on securities	179	170
Other than temporary impairment charge	-	167
Amortization of Capital issue costs	1	1
Increase in interest receivable	(32)	(16)
Valuation adjustment of other real estate owned	61	-
Decrease in other assets	319	673
Increase (decrease) in interest, taxes and other liabilities	203	(294)

Net cash provided by operating activities	1,654	1,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	1,341	506
Proceeds from maturities of debt and equity securities	2,359	4,200
Purchase of debt and equity securities	(4,195)	(1,650)
Redemption of other investments	220	-
Net (increase) decrease in loans	(5,262)	4,780
Proceeds from sales of other real estate owned	1,300	2,119
Premises and equipment expenditures	(91)	(168)

Net cash (used) provided by investing activities	(4,328)	9,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(6,656)	(22,671)
Net increase in demand, savings and other deposits	11,508	13,320
Increase (decrease) in short-term borrowings	(6)	1
Decrease in long-term debt	(40)	(44)

Net cash (used) provided by in financing activities	4,806	(9,394)

Net increase in cash and cash equivalents	2,132	2,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	81,208	86,075

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,340	$88,339

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,504	$1,973
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$339	$1,125
Loans originated from sales of other real estate owned	$271	$-

See accompanying Notes to Consolidated Financial Statements

Index

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2011	5,011	$3,132	$7,783	$19,406	$(2,059)	$28,262

Net income / (loss)	-	-	-	414	-	414

Other comprehensive income	-	-	-	-	380	380

Balance, March 31, 2012	5,011	$3,132	$7,783	$19,820	$(1,679)	$29,056

Balance, December 31, 2012	5,011	$3,132	$7,783	$21,428	$(1,871)	$30,472

Net income / (loss)	-	-	-	464	-	464

Other comprehensive income (loss)	-	-	-	-	(93)	(93)

Balance, March 31, 2013	5,011	$3,132	$7,783	$21,892	$(1,964)	$30,843

See accompanying Notes to Consolidated Financial Statements

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2012 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2012 Form 10-K. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)

 The composition of net loans is as follows:

	March 31, 2013	December 31, 2012
Real Estate Secured:
Residential 1-4 family	$168,238	$167,777
Multifamily	18,030	17,348
Construction and Land Loans	19,479	19,161
Commercial, Owner Occupied	66,221	64,504
Commercial, Non-owner occupied	36,876	35,536
Second mortgages	8,811	9,298
Equity lines of credit	8,576	8,287
Farmland	12,522	11,180
	338,753	333,091

Secured (other) and unsecured
Personal	21,590	22,358
Commercial	31,636	31,927
Agricultural	3,541	3,372
	56,767	57,657

Overdrafts	219	297

	395,739	391,045
Less:
Allowance for loan losses	7,435	7,449
Net deferred fees	552	547
	7,987	7,996

Loans, net	$387,752	$383,049

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of March 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$5,450	$1,158	$4,100	$10,708	$157,530	$168,238	$-
Equity lines of credit	-	-	271	271	8,305	8,576	-
Multifamily	-	-	-	-	18,030	18,030	-
Farmland	179	23	184	386	12,136	12,522	-
Construction, Land Development, Other Land Loans	556	25	1,942	2,523	16,956	19,479	-
Commercial Real Estate- Owner Occupied	2,540	311	2,888	5,739	60,482	66,221	-
Commercial Real Estate- Non Owner Occupied	391	535	1,873	2,799	34,077	36,876	-
Second Mortgages	335	5	206	546	8,265	8,811	-
Non Real Estate Secured
Personal	409	141	37	587	21,222	21,809	-
Business	289	69	744	1,102	30,534	31,636	-
Agricultural	2	-	-	2	3,539	3,541	-

Total	$10,151	$2,267	$12,245	$24,663	$371,076	$395,739	$-

The following table is an analysis of past due loans as of December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$4,894	$956	$4,029	$9,879	$157,898	$167,777	$-
Equity lines of credit	-	-	-	-	8,287	8,287	-
Multifamily	-	-	-	-	17,348	17,348	-
Farmland	133	28	129	290	10,890	11,180	-
Construction, Land Development, Other Land Loans	209	78	1,953	2,240	16,921	19,161	-
Commercial Real Estate- Owner Occupied	221	21	2,888	3,130	61,374	64,504	-
Commercial Real Estate- Non Owner Occupied	239	2,115	290	2,644	32,892	35,536	-
Second Mortgages	374	9	495	878	8,420	9,298	-
Non Real Estate Secured
Personal	307	155	56	518	22,137	22,655	6
Commercial	402	205	526	1,133	30,794	31,927	-
Agricultural	3	-	-	3	3,369	3,372	-

Total	$6,782	$3,567	$10,366	$20,715	$370,330	$391,045	$6

Index

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

The following is a summary of non-accrual loans at March 31, 2013 and December 31, 2012:
	March 31, 2013	December 31, 2012
Real Estate Secured
Residential 1-4 Family	$4,100	$4,213
Multifamily	-	-
Construction and Land Loans	1,942	1,953
Commercial-Owner Occupied	2,888	2,888
Commercial- Non Owner Occupied	1,873	290
Second Mortgages	206	495
Equity Lines of Credit	271	-
Farmland	184	129
Secured (other) and Unsecured
Personal	37	50
Commercial	744	526
Agricultural	-	-

Total	$12,245	$10,544

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at March 31, 2013 and December 31, 2012.  The grades are assigned and/or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of March 31, 2013
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	33,366	978	986	3,433	4,205	1,108
Satisfactory	81,795	12,672	4,617	6,468	25,787	15,719
Acceptable	36,308	3,093	6,414	6,251	20,668	10,484
Special Mention	2,945	883	8	1,613	5,562	4,567
Substandard	13,824	404	497	1,714	9,999	4,998
Doubtful	-	-	-	-	-	-

Total	$168,238	$18,030	$12,522	$19,479	$66,221	$36,876

Credit Risk Profile by Internally Assigned Grade as of December 31, 2012
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	34,201	994	1,001	3,768	5,016	1,168
Satisfactory	81,500	12,328	3,589	5,765	25,485	14,539
Acceptable	35,202	2,731	6,078	6,059	19,683	11,048
Special Mention	4,481	890	9	1,698	5,686	2,353
Substandard	12,393	405	503	1,871	8,634	6,428
Doubtful	-	-	-	-	-	-

Total	$167,777	$17,348	$11,180	$19,161	$64,504	$35,536

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

Index

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

Index
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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital
•	Alternative financing
•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  March 31, 2013:
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$21,772	$16,910	$30,892	$3,541
Nonperforming (>90 days past due)	37	477	744	-

Total	$21,809	$17,387	$31,636	$3,541

Credit Risk Profile based on payment activity as of December 31, 2012
	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$22,599	$17,090	$31,401	$3,372
Nonperforming (>90 days past due)	56	495	526	-

Total	$22,655	$17,585	$31,927	$3,372

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at March 31, 2013:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$5,977	$5,977	$-	$6,268	$42
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	295	295	-	297	3
Construction, Land Development, Other Land Loans	1,734	1,734	-	1,697	-
Commercial Real Estate- Owner Occupied	5,694	5,694	-	5,352	72
Commercial Real Estate- Non Owner Occupied	7,541	7,541	-	5,487	73
Second Mortgages	461	461	-	391	2
Non Real Estate Secured
Personal /Consumer	11	11	-	10	-
Business Commercial	141	141	-	105	1
Agricultural	20	20	-	20	-

Total	$21,874	$21,874	$-	$19,627	$193

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$3,493	$3,493	$268	$3,867	$33
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	203	-
Farmland	-	-	-	102	-
Construction, Land Development, Other Land Loans	104	104	64	52	-
Commercial Real Estate- Owner Occupied	2,698	2,698	323	2,698	-
Commercial Real Estate- Non Owner Occupied	3,801	3,801	814	3,398	4
Second Mortgages	199	199	33	100	-
Non Real Estate Secured
Personal /Consumer	82	82	66	52	1
Business Commercial	1,018	1,018	801	838	-
Agricultural	587	604	158	652	8

Total	$11,982	$11,982	$2,527	$11,962	$46

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at December 31, 2012:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
12/31/12 With no Related Allowance
Real Estate Secured
Residential 1-4 family	$6,559	$6,559	$-	$7,797	$237
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	460	-
Farmland	299	299	-	291	15
Construction, Land Development, Other Land Loans	1,660	1,730	-	2,074	40
Commercial Real Estate- Owner Occupied	5,010	5,010	-	7,083	138
Commercial Real Estate- Non Owner Occupied	3,432	3,432	-	4,146	136
Second Mortgages	321	321	-	456	14
Non Real Estate Secured
Personal	9	9	-	20	1
Commercial	68	68	-	1,257	5
Agricultural	20	20	-	10	1

Total	$17,378	$17,448	$-	$23,594	$587

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
12/31/12 With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$4,486	$4,486	$491	$4,146	$165
Equity lines of credit	-	-	-	-	-
Multifamily	405	405	5	526	17
Farmland	203	203	2	255	13
Construction, Land Development, Other Land Loans	-	-	-	1,269	-
Commercial Real Estate- Owner Occupied	2,698	2,698	369	2,342	15
Commercial Real Estate- Non Owner Occupied	2,995	2,995	494	3,739	88
Second Mortgages	-	-	-	54	-
Non Real Estate Secured
Personal	22	22	1	48	2
Commercial	658	658	585	757	15
Agricultural	716	735	232	358	68

Total	$12,183	$12,202	$2,179	$13,494	$383

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of March 31, 2013 and March 31, 2012.

Three months ended March 31, 2013	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2012	$1,242	$280	$823	$1,039	$1,075	$161	$30	$97	$486	$1,530	$686	7,449
Provision for Credit Losses	(212)	-	(130)	(45)	279	34	1	12	134	261	(115)	219
Charge-offs	33	-	31	-	-	11	-	-	88	101	-	264
Recoveries	4	-	1	-	-	-	-	-	19	7	-	31
Net Charge-offs	29	-	30	-	-	11	-	-	69	94	-	233
Ending Balance March 31, 2013	1,001	280	663	994	1,354	184	31	109	551	1,697	571	7,435
Ending Balance: Individually evaluated for impairment	268	-	64	323	814	33	-	-	66	959	-	2,527
Ending Balance: Collectively Evaluated for Impairment	733	280	599	671	540	151	31	109	485	738	571	4,908
Loans:
Ending Balance: Individually Evaluated for Impairment	9,470	-	1,838	8,392	11,342	660	-	295	93	1,766	-	33,856
Ending Balance: Collectively Evaluated for Impairment	158,768	18,030	17,641	57,829	25,534	8,151	8,576	12,227	21,716	33,411	-	361,883
Ending Balance: March 31, 2013	$168,238	$18,030	$19,479	$66,221	$36,876	$8,811	$8,576	$12,522	$21,809	$35,177	-	$395,739

Index

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

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March  31, 2013 and December 31, 2012, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings. Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $17.09 million and $21.61 million of loans categorized as troubled debt restructurings as of  March 31, 2013 and December 31, 2012, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the three months ended March 31, 2013 and 2012.

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Three months ended March 31, 2013 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	-	-	-
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	-	-	-

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	875	874
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	2	6,507	6,504
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	3	7,382	7,378

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	2	308	308
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	1	71	71
Agricultural	1	129	129

Total	4	508	508

Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	7	7,890	7,886

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	-	-	-
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	-	-	-

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings – Three months ended March 31, 2012 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	729	729
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	1	84	84
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	2	813	813

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	-	-	-
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	-	-	-

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	885	885
Equity lines of credit	-	-	-
Multifamily	1	410	410
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	2	3,002	3,002
Commercial Real Estate- Non Owner Occupied	2	5,949	5,949
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	1	992	992
Agricultural	-	-	-

Total	7	11,238	11,238

Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	9	12,051	12,051

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family (interest only)	1	729	729
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied (loan term extension)	1	1,595	1,595
Second Mortgages (interest only)	1	84	84
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	3	2,408	2,408

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

 Overview of Loan Review and ALLL Processes

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500,000.  The relationship review includes a discussion of the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a “stressed” DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a “stressed” LTV.   In addition to annual loan relationship reviews, quarterly reviews are completed on all non-pass watchlist relationships which are greater than $100,000 and are graded Substandard, Doubtful or Loss.   This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of all non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

The segments of the Company’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. In reviewing risk, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) the commercial loan portfolio; (ii) the commercial real estate loan portfolio; (iii) the construction loan portfolio; (iv) the consumer loan portfolio; and, (v) the residential loan portfolio. The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include multifamily structures and owner-occupied commercial structures. The construction loan segment is further disaggregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing.

The following describes the Company’s basic methodology for computing its ALLL.

On a quarterly basis, the ALLL methodology begins with the identification of loans subject to ASC 310.  All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired under ASC 310. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans may warrant further analysis before completing an assessment of impairment.

Index

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

To determine the amount of loan loss exposure for the impaired ASC 310 loans, the value of collateral for secured loans is evaluated to determine the current value and potential exposure.  The collateral value is adjusted for its age and condition, and, for real estate, adjusted for condition, location, and age of the most current appraisal.  If the adjusted value of the collateral is less than the current principal balance, the difference is designated as direct exposure for loan loss calculations.  The total balance of unsecured loans is considered as direct exposure.

ASC 450 Loan Loss:

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

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 3  -  Income Taxes

Income tax expense (benefit) for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2013	2012

Tax expense (benefit) at statutory rate	$198	$160
Reduction in taxes from:
Tax-exempt interest	(48)	(68)
Other, net	(34)	(36)

Income tax expense (benefit)	$116	$56

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

March 31, 2013
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.97%	9.22%	5.25%

Highlands Union Bank	8.94%	10.19%	5.90%

December 31, 2012
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.85%	9.11%	5.18%

Highlands Union Bank	8.79%	10.05%	5.80%

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of 9.25% Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998.  These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the debt securities, which would result in a deferral of distribution payments on the related Capital Securities. Effective April 15, 2010, the Company began deferring interest payments on the debt securities held by Highlands Capital Trust I.  As a result, distribution payments to holders of the Capital Securities are also being deferred. The deferral period can last up to 5 years.

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2013 and March 31, 2012.

	Basic EPS	Weighted Average Number of Shares	Diluted EPS	Weighted Average Number of Shares
Quarter Ended:
March 31, 2013	$0.09	5,011,152	$0.09	5,011,152
March 31, 2012	$0.08	5,011,152	$0.08	5,011,152

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2013, these commitments included: standby letters of credit of $522 thousand; equity lines of credit of $8.80 million; credit card lines of credit of $6.01 million; commercial real estate, construction and land development commitments of $1.82 million; and other unused commitments to fund interest earning assets of $26.72 million.

Index

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

Index

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

As of March 31, 2013, we own approximately $3.86 million (amortized cost) in collateralized debt obligation securities (TRUP CDOs) that are backed by trust preferred securities issued by banks, thrifts, and insurance companies.  The market for these and similar securities at March 31, 2013 is not active.  The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required for fair value assessment at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 hierarchy using inputs from independent pricing models.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy.

	March 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$11,391	$-	$11,391
Mortgage Backed Securities	$-	$28,655	$-	$28,655
TRUP CDO’s	$-	$-	$335	$335
Single Issue Trust Preferred	$-	$891	$-	$891
SBA Pools	$-	$15,798	$-	$15,798
SLMA	$-	$503	$-	$503
Total AFS Securities	$-	$57,238	$335	$57,573

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$11,985	$-	$11,985
Mortgage Backed Securities	$-	$27,642	$-	$27,642
TRUP CDO’s	$-	$-	$294	$294
Single Issue Trust Preferred	$-	$886	$-	$886
SBA Pools	$-	$16,091	$-	$16,091
SLMA	$-	$502	$-	$502
Total AFS Securities	$-	$57,106	$294	$57,400

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at March 31, 2013 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale

Beginning balance, December 31, 2012	$294
Total losses included in net income	-
Included in other comprehensive income	41
Transfers in or out of Level 3	-
Ending balance, March 31, 2013	$335

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At March 31, 2013 impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The following tables summarize the Company’s impaired loans by loan category at fair value on a non - recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy for which a specific allowance has been allocated.

	March 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Real Estate Secured
Residential 1-4 family		$3,493		$3,493
Farmland		-		-
Construction, Land Development, Other Land Loans		104		104
Commercial Real Estate – Owner Occupied		2,698		2,698
Commercial Real Estate – Non Owner Occupied		3,801		3,801
Second Mortgages		199		199
Non Real Estate Secured
Personal		82		82
Business / Commercial		1,018		1,018
Agricultural		587		587
Total		$11,982		$11,982

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Real Estate Secured
Residential 1-4 family		$4,486		$4,486
Multifamily		405		405
Farmland		203		203
Construction, Land Development, Other Land Loans		-		-
Commercial Real Estate – Owner Occupied		2,698		2,698
Commercial Real Estate – Non Owner Occupied		2,995		2,995
Second Mortgages		-		-
Non Real Estate Secured
Personal		22		22
Business / Commercial		1,374		1,374
Total		$12,183		$12,183

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional specific write-downs have occurred, then the foreclosed asset balances are reclassified as non-recurring Level 3. The following tables summarize the Company’s foreclosed and repossessed assets at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012

	March 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$15,617	--	$15,617

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$16,661	--	$16,661

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

General

The Company has no liabilities carried at fair value or measured at fair value on a recurring or non-recurring basis.

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

Index

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

The carrying amounts and fair values of the Company's financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$83,340	$83,340	$81,208	$81,208
Securities available for sale	57,573	57,573	57,400	57,400
Other investments	4,710	4,710	4,930	4,930
Loans, net	387,752	387,120	383,049	383,173
Deposits	(490,192)	(481,496)	(485,340)	(480,424)
Other short-term borrowings	(20,164)	(22,904)	(20,170)	(23,072)
Long-term debt	(51,258)	(56,608)	(51,298)	(57,145)
Capital Securities	(3,150)	(3,542)	(3,150)	(3,542)

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9. -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:
	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$11,177	244	30	$11,391
Mortgage backed securities	28,270	482	97	28,655
TRUP CDOs	3,864	-	3,529	335
Single Issue Trust Preferred	908	-	17	891
SBA Pools	15,827	26	55	15,798
SLMA	500	3	-	503
	$60,546	$755	$3,728	$57,573

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$11,708	302	25	$11,985
Mortgage backed securities	27,120	531	9	27,642
TRUP CDOs	3,879	-	3,585	294
Single Issue Trust Preferred	908	-	22	886
SBA Pools	16,119	34	62	16,091
SLMA	500	2	-	502
	$60,234	$869	$3,703	$57,400

Investment securities available for sale with a carrying value of $39,520 and $41,994 at March 31, 2013 and December 31, 2012, respectively, and a market value of $40,113 and $42,718 at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	March 31, 2013
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$987	$30	$-	$-	$987	$30
Mortgage-backed securities	4,559	97	-	-	4,559	97
Pooled Trust Preferred Securities	-	-	335	3,529	335	3,529
Single Issue Trust Preferred	-	-	891	17	891	17
SBA Pools	7,452	44	2,107	11	9,559	55
SLMA	-	-	-	-	-	-

Total	$12,998	$171	$3,333	$3,557	$16,331	$3,728

	December 31, 2012
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$1,352	$25	$-	$-	$1,352	$25
Mortgage-backed securities	496	9	-	-	496	9
Pooled Trust Preferred Securities	-	-	294	3,585	294	3,585
Single Issue Trust Preferred	-	-	886	22	886	22
SBA Pools	9,073	59	1,707	3	10,780	62
SLMA	-	-	-	-	-	-

Total	$10,921	$93	$2,887	$3,610	$13,808	$3,703

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The segment of our portfolio that contains the largest unrealized loss is our pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of March 31, 2013, our TRUP CDOs book value totaled $3.86 million.

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

At March 31, 2013, the following assumptions were used in the cash flow projections:
•	Deferral / default ranges for 2013 – 1.00%.
•	Deferral / default rate for 2013 – 1.00%.
•	Deferral / default ranges for years thereafter – 0.25% to 0.36%.
•	Prepayments - 1% annually, 100% at maturity
•	The discount rate is calculated using the original discount margin as of the purchase date based on the purchase price added to the appropriate forward 3-month LIBOR rate.
•	0% recovery on existing defaults
•	Cash flows are discounted at the effective interest rate.

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

Index

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

During the first quarter of 2013, the Company did not incur any credit-related OTTI charges on our TRUP CDOs.  For the three months ended March 31, 2012, the Company incurred a total of $167 thousand of OTTI charges.

The Company also assesses other securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of March 31, 2013 and December 31, 2012, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at March 31, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$-	$-
Due after one year through five years	610	613
Due after five years through ten years	3,980	4,006
Due after ten years	27,686	24,299
	32,276	28,918

Mortgage-backed securities	28,270	28,655
	$60,546	$57,573

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

Index

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

Note  11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

Update No. 2013-02 -- Comprehensive Income (Topic 220):  The update was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Index

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

Critical Accounting Policy

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.  For a discussion of the Company’s critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Regulatory Economic Environment

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations throughout 2011 and beyond.  While not fully determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated there-under could significantly affect our operations, increase our operating costs and divert management resources and attention from the primary business of the Bank.
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

Index

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of March 31, 2013.

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

Results of Operations

Results of operations for the three-month periods ended March 31, 2013 and March 31, 2012 reflected net income of $464 thousand and $414 thousand, respectively. For the first three months of 2013, provisions for loan loss reserves decreased $286 thousand over the corresponding period in 2012 as the Company’s non-performing loans have decreased over the past 12 months.

Net interest income for the three-month period ended March 31, 2012 increased $32 thousand or .75% compared to the three months ended March 31, 2012, due to the rate on interest – bearing liabilities decreasing more than the yield on interest – earning assets.. Average interest-earning assets decreased $20.18 million from the three - month period ended March 31, 2012 to the current three-month period, while average interest-bearing liabilities decreased $32.55 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.52% for the three-month period ended March 31, 2013 representing a decrease of 30 basis points from the same period in 2012.  The Company has also reduced its non-accrual loans over the past year. The average balance of federal funds sold during the quarter was $67.47 million as a result of significant reductions in the loan portfolio. The average rate on federal funds sold was .23% during the quarter. The rate on average interest-bearing liabilities decreased 44 basis points to 1.31% for the three month period ended March 31, 2013 as compared to 1.75% for the same period in 2012.

Index

Total interest income for the three months ended March 31, 2013 was $610 thousand less than the comparable 2012 period due primarily to a reduction in loan balances, new loan and investment securities volume being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally maintained a significant amount of cash and cash equivalents during 2012 and 2013.

The Company’s total interest expense decreased by $642 thousand for the three months ended March 31, 2013 as compared to the same period in 2012 due primarily to a reduction in time deposits and also due to new interest-bearing deposits recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or re-price.

During the first three months of 2012, the Company’s non-interest income increased by $8 thousand over the corresponding period for 2012. OTTI write-downs for the first three months of 2013 were $0 compared to $167 thousand for the first three months of 2012. Other service charges, commissions and fees decreased by $97 thousand over the corresponding period in 2012.

Total non-interest expense for the three-month period ended March 31, 2013 increased $216 thousand over the comparable period in 2012. OREO expenses, write-downs, and losses on the sale of OREO and repossessions in the amount of $218 thousand decreased $11 thousand for the three month period ended March 31, 2013 as compared to the prior period. Salaries and employee benefits increased $136 thousand for the three months ended March 31, 2012 as compared to the prior year period primarily due to increased health and medical costs.

For the three months ended March 31, 2013, other operating expenses that exceeded 1% of total interest income and other operating income were FDIC premiums totaling $330 thousand, charges for other contracted services totaling $151 thousand, software licensing and maintenance costs totaling $196 thousand, legal expenses totaling $88 thousand, bank stock taxes totaling $75 thousand, and postage and freight charges totaling $95 thousand.

For the three months ended March 31, 2012, other operating expenses that exceeded 1% of total interest income and other operating income were FDIC premiums totaling $340 thousand, charges for other contracted services totaling $251 thousand, software licensing and maintenance costs totaling $184 thousand, and postage and freight charges totaling $69 thousand.

Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity to 6.05% for the three-month period ended March 31, 2013 from 5.78% for the corresponding period in 2012. Return on average assets for the three months ended March 31, 2013 was 0.31% compared to 0.27% for the three months ended March 31, 2012.The provision for loan losses for the three-month period ended March 31, 2013 totaled $219 thousand, a $286 thousand decrease as compared to the corresponding period in 2012. This decreased provision was due to the improvement in the Company’s asset quality over the past 12 months, reduced charge-offs, and the continued reduction in the loan portfolio. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2013 were $233 thousand compared with $601 thousand for the first three months of 2012. Year–to–date net charge-offs were 0.06% and 0.15% of total loans for the periods ended March 31, 2013 and March 31, 2012, respectively. Loan loss reserves decreased 16.72% to $7.44 million at March 31, 2013 from March 31, 2012.  The Company’s allowance for loan loss reserves at March 31, 2013 decreased to 1.88% of total loans versus 2.22% at March 31, 2012.  At December 31, 2012, the allowance for loan loss reserve as a percentage of total loans was 1.91%.

Index

Financial Position

Total loans, net of deferred fees, decreased from $401.30 million at March 31, 2012 to $395.19 million at March 31, 2013.  Total loans, net of fees, at December 31, 2012 were $390.50 million. Over the last few years, the Company has significantly reduced its construction loan and other land loan balances due to the economic downturn. Through the end of 2012, the Company has also been reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. The loan to deposit ratio increased from 79.31% at March 31, 2012 to 80.62% at March 31, 2013. The loan to deposit ratio at December 31, 2012 was 80.45%. Deposits at March 31, 2013 have decreased $15.82 million since March 31, 2012 but have increased $4.85 million since December 31, 2012. During the last 24 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. Since March 31, 2012, interest bearing deposits (primarily time deposits) have decreased $15.13 million while non-interest bearing deposits have only decreased $684 thousand.

The Company also owns approximately $3.86 million (carrying value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at March 31, 2013 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of March 31, 2013, the unrealized loss in these securities totaled $3.53 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. A deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and require the Company to record additional OTTI charges on these securities. During the three months ended March 31, 2013, the Company did not incur any OTTI credit related impairment charges on its TRUP CDOs compared to $167 thousand during the three months ended March 31, 2012.

Below is a table of the Company’s remaining pooled trust preferred balances as of March 31, 2013.
(in thousands)

Description	Type	Class	Original Amount $	Book Value 3/31/13 $	Fair Value 3/31/13 $	Unrealized Gain/(Loss) $	Lowest Credit Rating

Pretsel 4-B	Pooled	Mezz B	700	85	68	(17)	Ca
Prestel 11-B	Pooled	Mezz B	500	387	58	(329)	Ca
Prestel 12-B	Pooled	Mezz B	750	370	91	(279)	Ca
Prestel 13-B	Pooled	Mezz B	500	326	10	(316)	Ca
Prestel 15-B	Pooled	Mezz B	500	263	9	(254)	Ca
Prestel 18-C	Pooled	Mezz C	500	209	1	(208)	Ca
Prestel 19-C	Pooled	Mezz C	500	255	1	(254)	Ca
Prestel 20-C	Pooled	Mezz C	500	11	1	(10)	Ca
Prestel 21-C	Pooled	Mezz C	500	294	13	(281)	Ca
Prestel 22-C	Pooled	Mezz C	500	283	6	(277)	Ca
Prestel 22-C	Pooled	Mezz C	500	317	6	(311)	Ca
Prestel 22-C	Pooled	Mezz C	500	316	6	(310)	Ca
Prestel 23-C	Pooled	Mezz C	500	442	25	(417)	C
Tropc CDO III	Pooled	Subordinate	1,000,000	306	40	(266)	C

The Company currently has approximately $67.89 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status is included. Non-performing assets were $28.20 million or 4.71% of total assets at March 31, 2013, compared with $27.50 million or 4.64% of total assets at December 31, 2012 and $30.19 million or 4.93% of total assets at March 31, 2012. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

Index

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loan losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors.

At March 31, 2013 and December 31, 2012, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At March 31, 2013, OREO balances were $15,889 and consisted of 54 relationships.    The following chart details each category type, number, and balance.

OREO Property at 3/31/13

OREO Description	Number	Balance at 3/31/13
		(in thousands)
Land Development - Vacant Land	22	$4,175
1-4 Family	17	4,413
Multifamily	2	2,417
Commercial Real Estate	13	4,884

Total	54	$15,889

At December, 2012, OREO balances were $17,139 and consisted of 54 relationships.  The following chart details each category type, number, and balance.

OREO Property at 12/31/2012

OREO Description	Number	Balance at 12/31/12
		(in thousands)
Land Development - Vacant Land	21	$4,208
1-4 Family	17	4,593
Multifamily	2	2,718
Commercial Real Estate	14	5,620

Total	54	$17,139

One multifamily property, totaling $1,727, located outside the Sevierville, Tennessee area contains eighteen units. Another large relationship totals $1,604 and is a tract of land of developed lots and three completed condos also in the Sevierville, Tennessee market area. There has been greater deterioration in the Tennessee commercial real estate market compared to many other markets we serve. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Company has formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO has been negatively affected by the current economic climate and the reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession.

Index

For each of the years ended December 31, 2012 and 2011, the Company also accrued a $500 thousand general valuation reserve due to the current real estate market conditions and in the expectation of receiving and accepting offers in the coming months that are lower than current appraised values.  Management has allocated significant resources to facilitate sales of OREO to reduce the Company’s non-performing assets. At March 31, 2013, the valuation reserve totaled $296 thousand.

Investment securities and other investments totaled $62.28 million (market value) at March 31, 2013 which reflects a decrease of $47 thousand from the December 31, 2012 total of $62.33 million. Investment securities available for sale and other investments at March 31, 2013 were comprised of mortgage backed securities / CMOs (46.01% of the total securities portfolio), municipal issues (18.28%), corporate bonds (2.78%), and SBAs pools (25.36%).  The Company’s entire securities portfolio was classified as available for sale at both March 31, 2013 and December 31, 2012.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $4.46 million and 7.16% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in Other Investments is a certificate of deposit purchased from another FDIC insured institution.  The balance of this CD was $250,000 at March 31, 2013 and December 31, 2012 respectively.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $30.84 million at March 31, 2013, representing an increase of $1.79 million or 6.15% from March 31, 2012. Total stockholders’ equity at December 31, 2012 was $30.47 million. The increase in stockholders’ equity from March 31, 2012 to March 31, 2013 is due to the net earnings achieved over the last 12 months.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Footnote 4 for a more detailed discussion of the Company’s and Bank’s regulatory capital ratios. The Board of Directors and management are committed to increasing our capital levels and we are continuing to explore options for raising additional capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($83.34 million as of March 31, 2013) and unrestricted investment securities available for sale ($17.12 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

On April 27, 2009, the Company announced that it entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in

Index

April 2014 and the Company deposited the monthly payments up to the balloon date into a reserve account held at CBB. The Closed – End Term Loan had a balance of $3,524,504 at March 31, 2013.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	The ability to attract and maintain capital levels adequate to support the Company’s asset levels;
•	Our inability to comply with the Written Agreement dated October 13, 2010;
•	Our inability to comply with certain covenants of the Company’s Loans with Community Bankers Bank;
•	Our inability to comply with servicing the Company’s Trust Preferred Securities,
•	Continued problems related to the national credit crisis and the sluggish recovery;
•	Unemployment continuing to rise;
•	Difficult market conditions in our industry;
•	Unprecedented levels of market volatility;
•	Effects of the soundness of other financial institutions;
•	Potential impact on us of recently enacted legislation;
•	Further deterioration in the housing market and collateral values;
•	The ability to successfully manage the Company’s strategic plan.
•	The ability to continue to attract low cost core deposits
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Further adverse changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and
•	Changes in banking and other laws and regulations applicable to the Company.

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

Index

information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Vice President of Accounting, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Index

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: May 14, 2013	By:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: May 14, 2013	By:	/s/ Robert M.Little, Jr.
Robert M.Little, Jr.
Chief Financial Officer

Date: May 14, 2013	By:	/s/ James R. Edmondson
James R. Edmondson
Vice President -Accounting

Index

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).