Form 10-Q
period 2013-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2013-08-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

5,011,152 shares of common stock, par value $0.625 per share, outstanding as of August 14, 2013

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended June 30, 2013

PART I.
FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) June 30, 2013	(Note 1) December 31, 2012
ASSETS
Cash and due from banks	$15,179	$15,220
Federal funds sold	63,318	65,988

Total Cash and Cash Equivalents	78,497	81,208

Investment securities available for sale (amortized cost $61,003 at June 30, 2013, $60,234 at December 31, 2012)	56,791	57,400
Other investments, at cost	4,710	4,930
Loans, net of allowance for loan losses of $7,363 at June 30, 2012, $7,449 at December 31, 2012	393,659	383,049
Premises and equipment, net	20,818	21,176
Deferred tax assets	10,629	8,298
Interest receivable	2,203	2,314
Bank owned life Insurance	13,914	13,689
Other real estate owned, net	13,793	16,639
Other assets	3,953	3,793

Total Assets	$598,967	$592,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$106,717	$105,960
Interest bearing	383,156	379,380

Total Deposits	489,873	485,340

Interest, taxes and other liabilities	2,262	2,066
Other short-term borrowings	23,551	20,170
Long-term debt	47,826	51,298
Capital securities	3,150	3,150

Total Other Liabilities	76,789	76,684

Total Liabilities	566,662	562,024

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	24,172	21,428
Accumulated other comprehensive income (loss)	(2,782)	(1,871)

Total Stockholders’ Equity	32,305	30,472

Total Liabilities and Stockholders’ Equity	$598,967	$592,496

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
INTEREST INCOME
Loans receivable and fees on loans	$10,802	$11,984	$5,399	$6,054
Securities available for sale:
Taxable	361	469	158	235
Exempt from taxable income	280	377	139	177
Other investment income	91	44	61	23
Federal funds sold	75	76	35	34

Total Interest Income	11,609	12,950	5,792	6,523

INTEREST EXPENSE
Deposits	1,529	2,393	744	1,096
Other borrowed funds	1,451	1,705	736	860

Total Interest Expense	2,980	4,098	1,480	1,956

Net Interest Income	8,629	8,852	4,312	4,567

Provision for Loan Losses	568	621	349	116

Net Interest Income after Provision for Loan Losses	8,061	8,231	3,963	4,451

NON-INTEREST INCOME
Securities gains, losses, net	(4)	205	-	202
Service charges on deposit accounts	1,012	1,000	513	509
Other service charges, commissions and fees	802	975	395	471
Other operating income	374	410	209	182
Other than temporary impairment	-	(167)	--	--
Total Non-Interest Income	2,184	2,423	1,117	1,364

NON-INTEREST EXPENSE
Salaries and employee benefits	4,742	4,667	2,339	2,400
Occupancy expense of bank premises	601	596	298	319
Furniture and equipment expense	615	644	305	311
Other operating expense	2,656	2,803	1,305	1,540
Foreclosed Assets – Write-down and operating expenses	749	629	531	400
Total Non-Interest Expense	9,363	9,339	4,778	4,970

Income Before Income Taxes	882	1,315	302	845

Income Tax Expense (Benefit)	(1,862)	247	(1,978)	191

Net Income	$2,744	$1,068	$2,280	$654

Basic Earnings Per Common Share – Weighted Average	$0.55	$0.21	$0.46	$0.13

Earnings Per Common Share – Assuming Dilution	$0.55	$0.21	$0.46	$0.13

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Net Income	$2,744	$1,068

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	(1,384)	943
Less: reclassification adjustment for (gains) and losses included in net income	4	(205)
Other Comprehensive Income (Loss), before tax	(1,380)	738
Income tax expense (benefit) related to other comprehensive income	(469)	251
Other Comprehensive Income (Loss)	(911)	487
Comprehensive Income	$1.833	$1,555

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012

Net Income	$2,280	$654

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	(1,239)	365
Less: reclassification adjustment for (gains) included in net income	-	(202)
Other Comprehensive Income (Loss), before tax	(1,239)	163
Income tax expense (benefit) related to other comprehensive income	(421)	56
Other Comprehensive Income (Loss)	(818)	107
Comprehensive Income	$1,462	$761

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,744	$1,068
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	568	621
Depreciation and amortization	457	503
Net realized (gains) losses on available for sale securities	4	(205)
Net amortization on securities	388	342
Other than temporary impairment charge	-	167
Amortization of capital issue costs	3	3
(Increase) decrease in interest receivable	111	78
Valuation adjustment of other real estate owned	260	106
Valuation adjustment of deferred tax assets	(2,000)	-
Increase in other assets	(189)	(695)
Decrease in interest, taxes and other liabilities	196	(169)

Net cash provided by operating activities	2,542	1,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	1,321	2,379
Proceeds from maturities of debt and equity securities	5,176	10,573
Purchase of debt and equity securities	(7,658)	(9,573)
Redemption of other investments	220	293
Net decrease in loans	(12,027)	332
Proceeds from sales of other real estate owned	3,364	4,130
Premises and equipment expenditures	(91)	(209)

Net cash provided by investing activities	(9,695)	7,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(11,443)	(35,467)
Net increase in demand, savings and other deposits	15,976	12,659
Increase in short-term borrowings	3,381	3
Decrease in long-term debt	(3,472)	(89)

Net cash used in financing activities	4,442	(22,894)

Net (decrease) in cash and cash equivalents	(2,711)	(13,150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	81,208	86,075

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,497	$72,925

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,885	$3,921

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$849	$5,200
Loans originated from sales of other real estate owned	$952	$1,338

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2012	5,011	$3,132	$7,783	$19,820	$(1,679)	$29,056

Net income / (loss)	-	-	-	654	-	654

Other comprehensive income	-	-	-	-	107	107

Balance, June 30, 2012	5,011	$3,132	$7,783	$20,474	$(1,572)	$29,817

Balance, March 31, 2013	5,011	$3,132	$7,783	$21,892	$(1,964)	$30,843

Net income / (loss)	-	-	-	2,280	-	2,280

Other comprehensive income	-	-	-	-	(818)	(818)

Balance, June 30, 2013	5,011	$3,132	$7,783	$24,172	$(2,782)	$32,305

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2011	5,011	$3,132	$7,783	$19,406	$(2,059)	$28,262

Net income / (loss)	-	-	-	1,068	-	1,068

Other comprehensive income	-	-	-	-	487	487

Balance, June 30, 2012	5,011	$3,132	$7,783	$20,474	$(1,572)	$29,817

Balance, December 31, 2012	5,011	$3,132	$7,783	$21,428	$(1,871)	$30,472

Net income / (loss)	-	-	-	2,744	-	2,744

Other comprehensive income	-	-	-	-	(911)	(911)

Balance, June 30, 2013	5,011	$3,132	$7,783	$24,172	$(2,782)	$32,305

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2012 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2012 Form 10-K. The results of operations for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)

 The composition of net loans is as follows:

	June 30, 2013	December 31, 2012
Real Estate Secured:
Residential 1-4 family	$170,295	$167,777
Multifamily	20,814	17,348
Construction and Land Loans	17,645	19,161
Commercial, Owner Occupied	69,116	64,504
Commercial, Non-owner occupied	38,158	35,536
Second mortgages	8,688	9,298
Equity lines of credit	8,622	8,287
Farmland	11,904	11,180
	345,242	333,091

Secured (other) and unsecured
Personal	21,638	22,358
Commercial	31,153	31,927
Agricultural	3,272	3,372
	56,063	57,657

Overdrafts	287	297

	401,592	391,045
Less:
Allowance for loan losses	7,363	7,449
Net deferred fees	570	547
	7,933	7,996

Loans, net	$393,659	$383,049

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of June 30, 2013:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,364	$1,883	$3,588	$8,835	$161,460	$170,295	$-
Equity lines of credit	102	9	275	386	8,236	8,622	-
Multifamily	-	-	-	-	20,814	20,814	-
Farmland	73	-	345	418	11,486	11,904	-
Construction, Land Development, Other Land Loans	97	36	1,527	1,660	15,985	17,645	-
Commercial Real Estate- Owner Occupied	175	3,060	2,905	6,140	62,976	69,116	-
Commercial Real Estate- Non Owner Occupied	9	-	1,018	1,027	37,131	38,158	-
Second Mortgages	78	33	148	259	8,429	8,688	-
Non Real Estate Secured
Personal	389	96	81	566	21,359	21,925	1
Business	744	43	399	1,186	29,967	31,153	-
Agricultural	13	-	-	13	3,259	3,272	-

Total	$5,044	$5,160	$10,286	$20,490	$381,102	$401,592	$1

The following table is an analysis of past due loans as of  December 31, 2012:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$4,894	$956	$4,029	$9,879	$157,898	$167,777	$-
Equity lines of credit	-	-	-	-	8,287	8,287	-
Multifamily	-	-	-	-	17,348	17,348	-
Farmland	133	28	129	290	10,890	11,180	-
Construction, Land Development, Other Land Loans	209	78	1,953	2,240	16,921	19,161	-
Commercial Real Estate- Owner Occupied	221	21	2,888	3,130	61,374	64,504	-
Commercial Real Estate- Non Owner Occupied	239	2,115	290	2,644	32,892	35,536	-
Second Mortgages	374	9	495	878	8,420	9,298	-
Non Real Estate Secured
Personal	307	155	56	518	22,137	22,655	6
Commercial	402	205	526	1,133	30,794	31,927	-
Agricultural	3	-	-	3	3,369	3,372	-

Total	$6,782	$3,567	$10,366	$20,715	$370,330	$391,045	$6

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

The following is a summary of non-accrual loans at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Real Estate Secured
Residential 1-4 Family	$4,414	$4,213
Multifamily	-	-
Construction and Land Loans	1,763	1,953
Commercial-Owner Occupied	2,905	2,888
Commercial- Non Owner Occupied	2,589	290
Second Mortgages	184	495
Equity Lines of Credit	275	-
Farmland	345	129
Secured (other) and Unsecured
Personal	81	50
Commercial	469	526
Agricultural	-	-

Total	$13,025	$10,544

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at June 30, 2013 and December 31, 2012. The grades are assigned and / or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of June 30, 2013
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	32,457	963	924	3,238	4,149	1,646
Satisfactory	83,831	15,506	4,274	8,385	26,812	15,486
Acceptable	37,837	3,068	4,259	2,596	21,812	11,324
Special Mention	5,592	1,277	1,875	1,612	5,764	1,650
Substandard	10,578	-	572	1,814	10,579	8,052
Doubtful	-	-	-	-	-	-

Total	$170,295	$20,814	$11,904	$17,645	$69,116	$38,158

Credit Risk Profile by Internally Assigned Grade as of December 31, 2012
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	34,201	994	1,001	3,768	5,016	1,168
Satisfactory	81,500	12,328	3,589	5,765	25,485	14,539
Acceptable	35,202	2,731	6,078	6,059	19,683	11,048
Special Mention	4,481	890	9	1,698	5,686	2,353
Substandard	12,393	405	503	1,871	8,634	6,428
Doubtful	-	-	-	-	-	-

Total	$167,777	$17,348	$11,180	$19,161	$64,504	$35,536

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital
•	Alternative financing
•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of June 30, 2013:

	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$21,844	$16,887	$30,754	$3,272
Nonperforming (>90 days past due)	81	423	399	-

Total	$21,925	$17,310	$31,153	$3,272

Credit Risk Profile based on payment activity as of December 31, 2012:

	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$22,599	$17,090	$31,401	$3,372
Nonperforming (>90 days past due)	56	495	526	-

Total	$22,655	$17,585	$31,927	$3,372

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at June 30, 2013:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$7,984	$7,984	$-	$7,271	$109
Equity lines of credit	222	222	-	111	2
Multifamily	-	-	-	-	-
Farmland	480	480	-	389	3
Construction, Land Development, Other Land Loans	1,656	1,656	-	1,658	-
Commercial Real Estate- Owner Occupied	6,532	6,532	-	5,771	123
Commercial Real Estate- Non Owner Occupied	7,448	7,500	-	5,440	142
Second Mortgages	147	147	-	234	1
Non Real Estate Secured
Personal /Consumer	64	64	-	36	1
Business Commercial	783	783	-	425	17
Agricultural	-	-	-	10	-

Total	$25,316	$25,368	$-	$21,345	$398

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$3,183	$3,183	$352	$3,834	$61
Equity lines of credit	150	150	75	75	-
Multifamily	-	-	-	202	-
Farmland	-	-	-	101	-
Construction, Land Development, Other Land Loans	139	139	67	69	-
Commercial Real Estate- Owner Occupied	3,896	3,896	381	3,297	74
Commercial Real Estate- Non Owner Occupied	4,029	4,029	1,066	3,512	11
Second Mortgages	64	64	24	32	-
Non Real Estate Secured
Personal /Consumer	126	126	92	74	3
Business Commercial	712	712	493	685	4
Agricultural	606	606	178	661	-

Total	$12,905	$12,905	$2,728	$12,542	$153

The following tables reflect the Bank’s impaired loans at December 31, 2012:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$6,559	$6,559	$-	$7,797	$237
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	460	-
Farmland	299	299	-	291	15
Construction, Land Development, Other Land Loans	1,660	1,730	-	2,074	40
Commercial Real Estate- Owner Occupied	5,010	5,010	-	7,083	138
Commercial Real Estate- Non Owner Occupied	3,432	3,432	-	4,146	136
Second Mortgages	321	321	-	456	14
Non Real Estate Secured
Personal	9	9	-	20	1
Commercial	68	68	-	1,257	5
Agricultural	20	20	-	10	1

Total	$17,378	$17,448	$-	$23,594	$587

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$4,486	$4,486	$491	$4,146	$165
Equity lines of credit	-	-	-	-	-
Multifamily	405	405	5	526	17
Farmland	203	203	2	255	13
Construction, Land Development, Other Land Loans	-	-	-	1,269	-
Commercial Real Estate- Owner Occupied	2,698	2,698	369	2,342	15
Commercial Real Estate- Non Owner Occupied	2,995	2,995	494	3,739	88
Second Mortgages	-	-	-	54	-
Non Real Estate Secured
Personal	22	22	1	48	2
Commercial	658	658	585	757	15
Agricultural	716	735	232	358	68

Total	$12,183	$12,202	$2,179	$13,494	$383

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and segregated by impairment evaluation method as of June 30, 2013 and June 30. 2012.

Six months ended June 30, 2013	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2012	$1,242	$280	$823	$1,039	$1,075	$161	$30	$97	$486	$1,530	$686	7,449
Provision for Credit Losses	223	43	(229)	(234)	364	80	74	3	354	(94)	(16)	568
Charge-offs	246	-	31	-	52	57	-	-	230	101	-	717
Recoveries	5	-	2	-	-	-	-	-	29	27	-	63
Net Charge-offs	241	-	29	-	52	57	-	-	201	74	-	654
Ending Balance June 30, 2013	1,224	323	565	805	1,387	184	104	100	639	1,362	670	7,363
Ending Balance: Individually evaluated for impairment	352	-	67	381	1,066	24	75	-	92	671	-	2,728
Ending Balance: Collectively Evaluated for Impairment	872	323	498	424	321	160	29	100	547	691	670	4,635
Loans:
Ending Balance: Individually Evaluated for Impairment	11,167	-	1,795	10,428	11,477	211	372	480	190	2,101	-	38,221
Ending Balance: Collectively Evaluated for Impairment	159,128	20,814	15,850	58,688	26,681	8,477	8,250	11,424	21,735	32,324	-	363,371
Ending Balance: June 30, 2013	$170,295	$20,814	$17,645	$69,116	$38,158	$8,688	$8,622	$11,904	$21,925	$34,425	-	$401,592

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2011	$1,618	$477	$1,746	$1,209	$400	$371	$69	$336	$764	$1,620	$414	9,024
Provision for Credit Losses	(316)	131	(577)	(152)	811	(57)	8	(145)	1	(5)	922	621
Charge-offs	261	246	446	183	656	63	23	4	248	79	-	2,209
Recoveries	125	-	307	-	-	2	-	1	49	130	-	614
Net Charge-offs	136	246	139	183	656	61	23	3	199	(51)	-	1,595
Ending Balance June 30, 2012	1,166	362	1,030	874	555	253	54	188	566	1,666	1,336	8,050
Ending Balance: Individually evaluated for impairment	350	9	29	231	180	4	-	4	5	993	-	1,805
Ending Balance: Collectively Evaluated for Impairment	816	353	1,001	643	375	249	54	184	561	673	1,336	6,245
Loans:
Ending Balance: Individually Evaluated for Impairment	13,509	1,314	248	10,777	10,254	329	-	480	101	2,285	-	39,297
Ending Balance: Collectively Evaluated for Impairment	156,778	15,361	19,720	55,918	26,621	10,204	8,498	11,283	23,011	34,610	-	362,004
Ending Balance: June 30, 2012	$170,287	$16,675	$19,968	$66,695	$36,875	$10,533	$8,498	$11,763	$23,112	$36,895	-	$401,301

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2013 and December 31, 2012, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings. Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $17.93 million and $21.61 million of loans categorized as troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the six months ended June 30, 2013 and 2012.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Six Months ended June 30, 2013

Troubled Debt Restructurings Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post ModificationRecorded Investment
Real Estate Secured
Residential 1-4 family	-	-	-
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-
	-	-	-
Total	-	-	-

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	2	1,264	1,264
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	5	8,687	8,687
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	7	9,951	9,951

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	3	500	500
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	1	36	36
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	1	71	71
Agricultural	3	755	755

Total	8	1,362	1,362
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Total Restructurings	15	11,313	11,313

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	-	-	-
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-
	-	-	-
Total	-	-	-

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Six months ended June 30, 2012

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured		-	-
Residential 1-4 family	1	885	881
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	2	2,657	2,645
Commercial Real Estate- Non Owner Occupied	2	5,955	5,927
Second Mortgages	-	-	-
Non Real Estate Secured	-	-	-
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-
	-	-	-
Total	5	9,497	9,453

Troubled Debt Restructurings Interest Only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	729	729
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	1	138	138
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	1	84	84
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	3	951	951

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	2	522	520
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	2	1,017	1,008
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	4	1,539	1,528
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Total Restructurings	12	11,987	11,932

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	2	840	840
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	1	138	138
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	1	285	279
Commercial Real Estate- Non Owner Occupied	1	1,595	1,587
Second Mortgages	1	84	84
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	6	2,942	2,928

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Overview of Loan Review and ALLL Processes

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500,000.  The relationship review includes a discussion of the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a “stressed” DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly secured.  Collateral is discounted, when appropriate, to determine a “stressed” LTV.   In addition to annual loan relationship reviews, quarterly reviews are completed on all non-pass watch-list relationships which are greater than $100,000 and are graded Substandard, Doubtful or Loss.   This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of all non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.

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

Income tax expense (benefit) for the six-months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2013	2012

Tax expense (benefit) at statutory rate	$300	$448
Reduction in taxes from:
Tax-exempt interest	(95)	(128)
Valuation adjustment for deferred tax assets	(2,000)	-
Other, net	(67)	(73)

Income tax expense (benefit)	$(1,862)	$247

In the second quarter of 2013, the Company reversed a significant portion of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality has improved resulting in greater expected realization of the DTA. In assessing the realizability of deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

June 30, 2013
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.98%	9.24%	5.30%

Highlands Union Bank	8.98%	10.24%	5.98%

December 31, 2012
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.85%	9.11%	5.18%

Highlands Union Bank	8.79%	10.05%	5.80%

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

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the six and three months ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Basic Earnings per Share	$0.55	$0.21	$0.46	$0.13

Basic Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Diluted Earnings per Share	$0.55	$0.21	$0.46	$0.13

Diluted Number of Shares	5,011,152	5,011,152	5,011,152	5,011,152

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2013, these commitments included: standby letters of credit of $517 thousand; equity lines of credit of $8.45 million; credit card lines of credit of $6.01 million; real estate, construction and land development commitments of $2.18 million; and other unused commitments to fund interest earning assets of $23.00 million.

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

As of June 30, 2013, we own approximately $3.85 million (amortized cost) in collateralized debt obligation securities (TRUP CDOs) that are backed by trust preferred securities issued by banks, thrifts, and insurance companies.  The market for these and similar securities at June 30, 2013 is not active.  The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required for fair value assessment at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 hierarchy using inputs from independent pricing models.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$10,925	$-	$10,925
Mortgage Backed Securities	$-	29,335	$-	29,335
TRUP CDO’s	$-	-	$371	371
Single Issue Trust Preferred	$-	887	$-	887
SBA Pools	$-	14,778	$-	14,778
SLMA	$-	495	$-	495
Total AFS Securities	$-	$56,420	$371	$56,791

December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$11,985	$-	$11,985
Mortgage Backed Securities	$-	$27,642	$-	$27,642
TRUP CDO’s	$-	$-	$294	$294
Single Issue Trust Preferred	$-	$886	$-	$886
SBA Pools	$-	$16,091	$-	$16,091
SLMA	$-	$502	$-	$502
Total AFS Securities	$-	$57,106	$294	$57,400

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at June 30, 2013 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale

Beginning balance, December 31, 2012	$294
Total losses included in net income	-
Included in other comprehensive income	77
Transfers in or out of Level 3	-
Ending balance, June 30, 2013	$371

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At June 30, 2013 impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The following tables summarize the Company’s impaired loans by loan category at fair value on a non - recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy for which a specific allowance has been allocated.

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Real Estate Secured
Residential 1-4 family	$-	$3,183	$-	$3,183
Equity Lines of Credit	-	150	-	150
Farmland	-	-	-	-
Construction, Land Development, Other Land Loans	-	139	-	139
Commercial Real Estate – Owner Occupied	-	3,896	-	3,896
Commercial Real Estate – Non Owner Occupied	-	4,029	-	4,029
Second Mortgages	-	64	-	64
Non Real Estate Secured
Personal	-	126	-	126
Business / Commercial	-	712	-	712
Agricultural	-	606	-	606
Total	$-	$12,905	$-	$12,905

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Real Estate Secured
Residential 1-4 family	$-	$4,486	$-	$4,486
Multifamily	-	405	-	405
Farmland	-	203	-	203
Construction, Land Development, Other Land Loans	-	-	-	-
Commercial Real Estate – Owner Occupied	-	2,698	-	2,698
Commercial Real Estate – Non Owner Occupied	-	2,995	-	2,995
Second Mortgages	-	-	-	-
Non Real Estate Secured
Personal	-	22	-	22
Business / Commercial	-	1,374	-	1,374
Total	$-	$12,183	$-	$12,183

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional specific write-downs have occurred, then the foreclosed asset balances are reclassified as non-recurring Level 3. The following tables summarize the Company’s foreclosed and repossessed assets at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012

	June 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$13,817	--	$13,817

	December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$16,661	--	$16,661

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

The carrying amounts and fair values of the Company's financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$78,497	$78,497	$81,208	$81,208
Securities available for sale	56,791	56,791	57,400	57,400
Other investments	4,710	4,710	4,930	4,930
Loans, net	393,659	392,221	383,049	383,173
Deposits	(489,873)	(471,066)	(485,340)	(480,424)
Other short-term borrowings	(23,551)	(25,842)	(20,170)	(23,072)
Long-term debt	(47,826)	(51,454)	(51,298)	(57,145)
Capital Securities	(3,150)	(3,542)	(3,150)	(3,542)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9. -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$11,059	85	219	$10,925
Mortgage backed securities	29,419	167	251	29,335
TRUP CDOs	3,853	-	3,482	371
Single Issue Trust Preferred	908	-	21	887
SBA Pools	15,264	34	520	14,778
SLMA	500	-	5	495
	$61,003	$286	$4,498	$56,791

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$11,708	302	25	$11,985
Mortgage backed securities	27,120	531	9	27,642
TRUP CDOs	3,879	-	3,585	294
Single Issue Trust Preferred	908	-	22	886
SBA Pools	16,119	34	62	16,091
SLMA	500	2	-	502
	$60,234	$869	$3,703	$57,400

Investment securities available for sale with a carrying value of $38,628 and $41,994 at June 30, 2013 and December 31, 2012, respectively, and a market value of $38,440 and $42,718 at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
 (Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	June 30, 2013
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$5,212	$219	$-	$-	$5,212	$219
Mortgage-backed securities	15,128	251	-	-	15,128	251
Pooled Trust Preferred Securities	-	-	371	3,482	371	3,482
Single Issue Trust Preferred	-	-	887	21	887	21
SBA Pools	12,256	512	866	8	13,122	520
SLMA	495	5	-	-	495	5

Total	$33,091	$987	$2,124	$3,511	$35,215	$4,498

	December 31, 2012
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$1,352	$25	$-	$-	$1,352	$25
Mortgage-backed securities	496	9	-	-	496	9
Pooled Trust Preferred Securities	-	-	294	3,585	294	3,585
Single Issue Trust Preferred	-	-	886	22	886	22
SBA Pools	9,073	59	1,707	3	10,780	62
SLMA	-	-	-	-	-	-

Total	$10,921	$93	$2,887	$3,610	$13,808	$3,703

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The segment of the portfolio that contains the largest unrealized loss is the pooled trust preferred securities (TRUP CDOs) which represent trust preferred securities issued primarily by banks and a limited number of insurance companies and real estate investment trusts. As of June 30, 2013, the TRUP CDOs book value totaled $3.85 million.

The Company reviews its investment portfolio on a quarterly basis for indications of other-than-temporary impairment (“OTTI”).

For other than temporary impairment analysis, the Company measures the change in projected cash flows for securitized assets, specifically, how the current projected cash flows differ from the most recent projection (e.g. as of the last quarter). A decrease in the present value of projected cash flows is considered an “adverse change” and may trigger a charge for other-than-temporary impairment. The Company formally analyzes the credit characteristics of the underlying collateral on each individual security as a basis for credit deferral / default assumptions.   This methodology is documented and reviewed with the Audit Committee each quarter for determining impairment.  Additionally, the Company utilizes certain data contained in the baseline deferral / default assumptions that were developed by the FDIC (from default data during the 1988-1992 periods). The Company’s credit evaluation of each of the entities comprising the underlying collateral considers all available information and evidence.  The initial credit evaluation focuses on asset quality (using the Texas Ratio and Modified Texas Ratio), capitalization (using Leverage, Tier 1 and Total Risk Based Capital), third party ratings of financial strength, the ratio of reserve for loan losses to loans and current earnings performance. For those underlying issuers that are determined to be potentially impaired based on the initial review, a more detailed quarterly trend analysis is completed. This analysis focuses on trends related to non-performing assets, reserve for loan losses, capitalization and earnings performance. The results of the internal assessment are factored into an analysis stressing the projections of cash flow.

At June 30, 2013, the following assumptions were used in the cash flow projections:
•      Deferral / default ranges for 2013 – 1.00%.
•      Deferral / default rate for 2014 – 0.25% to 0.36%.
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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

During the first six months of 2013, the Company did not incur any credit-related OTTI charges on our TRUP CDOs.  For the six months ended June 30, 2012, the Company incurred a total of $167 thousand of OTTI charges.

The Company also assesses other securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of June 30, 2013 and December 31, 2012, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at June 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$500	$495
Due after one year through five years	125	126
Due after five years through ten years	3,845	3,867
Due after ten years	27,114	22,968
	31,584	27,456

Mortgage-backed securities	29,419	29,335
	$61,003	$56,791

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

Regulatory Economic Environment

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations that have yet to be implemented.  While not fully determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated could significantly affect our operations, increase our operating costs and divert management resources and attention from the primary business of the Bank.
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

Formal Written Agreement

As discussed in Footnote 13, on October 13, 2010, the Company and Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

•	strengthen board oversight of the management and operations of the Bank;
•	strengthen credit risk management and administration;
•	provide for the effective grading of the Bank’s loan portfolio;
•	summarizethe findings of its review of the adequacy of the staffing of its loan review function;

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of June 2013.

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

Results of Operations

Results of operations for the three month and six month periods ended June 30, 2013 reflect earnings of $2.28 million and $2.74 million, respectively, compared to $654 thousand and $1.07 million for the corresponding periods in 2012.  The large increase in primarily due to a partial reversal made by the Company in the second quarter of its valuation allowance related to deferred tax assets. See Footnote 3 for further discussion concerning the Company’s deferred tax asset valuation.

Net interest income for the three-month period ended June 30, 2013 decreased $255 thousand or 5.58% compared to the three months ended June 30, 2012. For the six-month period ended June 30, 2013 net interest income decreased $223 thousand or 2.52% as compared to the six month period ended June 30, 2012.  Average interest-earning assets decreased $12.53 million from the six month period ended June 30,

2012 to the current six month period, while average interest-bearing liabilities decreased $13.72 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.50% for the six month period ended June 30, 2013 representing a decrease of 42 basis points from the same period in 2012.  The average balance of federal funds sold during the quarter was $64.34 million during the period. The average yield on federal funds sold was .23% during the period. The rate on average interest-bearing liabilities decreased 44 basis points to 1.30% for the six month period ended June 30, 2013 as compared to 1.74% for the same period in 2012.

Total interest income for the three and six months ended June 30, 2013 was $731 thousand and $1.34 million less than the comparable 2012 periods due primarily to new loan and investment securities being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during the last four years.

The Company’s total interest expense decreased by $476 thousand for the three months and $1.19 million for the six months from the same periods in 2012, due in part to the overall reduction in time deposit balances. Also new interest-bearing deposits are continuing to be recorded at lower rates and existing interest-bearing deposits and other liabilities are re-pricing lower as they renew.

Additionally, during the third quarter of 2012, the Bank restructured $47.50 million of its $67.91 million of Federal Home Loan Bank (FHLB) borrowings. This restructuring resulted in a decrease in the weighted average borrowing rate by approximately 100 basis points or approximately $480,000 in reduced interest expense annually.  It also extended the average maturity dates on these borrowings by approximately 2.5 years.

During the first six months of 2013, the Company’s non-interest income decreased by $239 thousand over the corresponding period for 2012. Total non-interest income for the three months ended June 30, 2013 decreased $247 thousand over the three month period ended June 30, 2012 due primarily to a decrease in security gains of $202 thousand.

Total non-interest expense for the six month period ended June 30, 2013 increased $24 thousand as compared to the six month period ended June 30, 2012. FDIC insurance premiums totaled $660 thousand and for the six months ended June 30, 2013 compared to $670 thousand for the six months ended June 30, 2012. OREO expenses, write-downs and losses on the sale of OREO and repossessions in the amount of $749 thousand increased $120 thousand for the six month period ended June 30, 2013 as compared to the prior period. Salaries and employee benefits increased $75 thousand for the six months ended June 30, 2013 as compared to the prior year period primarily due to an increase in medical insurance costs. Total non-interest expense for the three month period ended June 30, 2013 decreased $192 thousand compared to the three month period ended June 30, 2012.

In addition to FDIC insurance premiums, for the six months ended June 30, 2013, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $323 thousand, software licensing and maintenance costs totaling $341 thousand, legal expenses totaling $173 thousand, bank franchise taxes totaling $150 thousand and postage and freight expenses totaling $177 thousand.

For the six months ended June 30, 2012, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $456 thousand, software licensing and maintenance costs totaling $386 thousand, legal expenses totaling $221 thousand and postage and freight expenses totaling $158 thousand.

For the three month period ended June 30, 2013, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $330 thousand, legal expenses totaling $85 thousand, other contracted services totaling $172 thousand, software licensing and maintenance totaling $145 thousand, bank franchise taxes totaling $75 thousand and postage and freight expenses totaling $82 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity to 17.70% for the six-month period ended June 30, 2013 from 7.36% for the corresponding period in 2012. Return on average assets for the six months ended June 30, 2013 was 0.92% compared to 0.35% for the six months ended June 30, 2012.The provision for loan losses for the three-month and six month periods ended June 30, 2013 totaled $349 thousand and $568 thousand, respectively, a $233 thousand increase and $53 thousand decrease as compared to the corresponding periods in 2012. This decreased provision during the first half of 2013 was primarily due to the significant reduction in net charge-offs.  Net charge-offs (inclusive of recoveries) for the first half of 2013 were $654 thousand compared with $1.59 million for the first six months of 2012. Year–to–date net charge-offs were 0.16% and 0.40% of total loans for the periods ended June 30, 2013 and June 30, 2012, respectively. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Loan loss reserves decreased 8.53% to $7.36 million at June 30, 2013 from $8.05 million at June 30, 2012.  The Company’s allowance for loan loss reserves at June 30, 2013 decreased to 1.84% of total loans versus 2.01% at June 30, 2012.  At December 31, 2012, the allowance for loan loss reserve as a percentage of total loans was 1.91%.
In the second quarter of 2013, the Company reversed a significant portion of the valuation allowance that was established against our deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding our ability to generate sufficient future taxable income to fully realize the benefit of our net DTA. The quarter ended June 30, 2013 marked our ninth consecutive quarter of profitability, exclusive of the above mentioned DTA write-down during the fourth quarter of 2011.  Based on this earnings performance trend, improvements in our financial condition, asset quality and capital ratios, and the expectation of continued profitability, the Company determined that it was more likely than not that a significant portion of our net DTA would be realized in future years.

In assessing the realizability of deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

As provided by ASC 740, the Company considers certain prudent and feasible tax-planning strategies that, if implemented, could prevent an operating loss or tax credit carry forward from expiring unused and could result in realization of the existing DTA. The Company currently expects that these tax-planning strategies could generate pre-tax profitability at levels sufficient to fully absorb the existing DTA. However, the Company has no present intention to implement such strategies.

Based on the weight of available evidence, including the continued improvement in earnings, the Company has determined that it is more likely than not that it will be able to realize the existing net deferred tax asset totaling $10.6 million. Specifically, the negative evidence is tempered by the unusual and temporary circumstances created by the significant economic downturn and significant changes in the Company’s lending practices, management, growth strategy, risk tolerance, and operating practices. The implementation of such changes has already led to improved asset quality measures since the first quarter of 2011. Further, the positive evidence currently indicates that the Company has opportunities through various means to generate income at a sufficient enough level to absorb the DTA.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

The Company does not expect to recognize any income tax expense until the first quarter of 2014 as a portion of the remaining deferred tax asset valuation allowance is expected to offset income tax expense for the remainder of 2013. The net impact of reversing the valuation allowance and recording the provision for income tax expense was a net income tax benefit of $2 million.  As of June 30, 2013, the remaining valuation allowance on our DTA totaled $2.0 million. Net of this valuation allowance, as of June 30, 2013, the Company’s DTA totaled $10.6 million, compared to a DTA of $8.3 million as of December 31, 2012 as reflected on our consolidated balance sheets.

Financial PositionTotal loans increased from $400.76 million at June 30, 2012 to $401.02 million at June 30, 2013.  Total loans at December 31, 2012 were $390.50 million. Over the last few years, the Company has significantly decreased its construction portfolio as a result of the economic downturn. Through the end of 2012, the Company has also been reducing its overall commercial real estate loan portfolio in an effort to increase its risk based capital ratios. The Company’s current focus is to moderately increase its 1-4 family residential loan portfolio. The loan to deposit ratio slightly increased from 81.36% at June 30, 2012 to 81.86% at June 30, 2013. The loan to deposit ratio at December 31, 2012 was 80.45%.  Deposits at June 30, 2013 have decreased $2.68 million since June 30, 2012 and have increased $4.53 million since December 31, 2012. During the last 48 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. Since June 30, 2012, interest bearing deposits (primarily time deposits) have decreased $6.90 million while non-interest bearing deposits have only increased $4.22 million.

The Company also owns approximately $3.85 million (book value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at June 30, 2013 is not active and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of June 30, 2013, the unrealized loss in these securities totaled $3.48 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Future deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities.  During the six months ended June 30, 2013, the Company did not incur any OTTI credit related impairment charges on its TRUP CDOs compared to $167 thousand during the six months ended June 30, 2012.

Below is a table of the Company’s remaining pooled trust preferred balances as of June 30, 2013.
(in thousands)

Description	Type	Class	Original Amount $	Book Value 6/30/13 $	Fair Value 6/30/13 $	Unrealized Gain/(Loss) $	Lowest Credit Rating

Pretsel 4-B	Pooled	Mezz B	700	85	61	(24)	Ca
Prestel 11-B	Pooled	Mezz B	500	382	60	(322)	Ca
Prestel 12-B	Pooled	Mezz B	750	364	117	(247)	Ca
Prestel 13-B	Pooled	Mezz B	500	324	13	(311)	Ca
Prestel 15-B	Pooled	Mezz B	500	263	13	(250)	Ca
Prestel 18-C	Pooled	Mezz C	500	209	1	(208)	Ca
Prestel 19-C	Pooled	Mezz C	500	255	1	(254)	Ca
Prestel 20-C	Pooled	Mezz C	500	11	1	(10)	Ca
Prestel 21-C	Pooled	Mezz C	500	294	16	(278)	Ca
Prestel 22-C	Pooled	Mezz C	500	283	7	(276)	Ca
Prestel 22-C	Pooled	Mezz C	500	317	7	(310)	Ca
Prestel 22-C	Pooled	Mezz C	500	316	7	(309)	Ca
Prestel 23-C	Pooled	Mezz C	500	442	23	(419)	C
Tropc CDO III	Pooled	Subordinate	1,000	307	44	(263)	C

The Company currently has approximately $67.87 million in outstanding FHLB advances. No new advances were originated during the last 24 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non accrual status is included. Non-performing assets were $27.21 million or 4.54% of total assets at June 30, 2013, compared with $27.50 million or 6.64% of total assets at December 31, 2012 and $26.29 million or 4.39% of total assets at June 30, 2012. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

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

At June 30, 2013 and December 31, 2012, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At June 30, 2013, OREO balances were $13,793 and consisted of 51 relationships.    The following chart details each category type, number, and balance.

OREO Property at 6/30/13

OREO Description	Number	Balance at 6/30/13
		(in thousands)
Land Development - Vacant Land	20	$3,140
1-4 Family	16	4,045
Multifamily	2	1,917
Commercial Real Estate	13	4,691

Total	51	$13,793

At December, 2012, OREO balances were $17,139 and consisted of 54 relationships.  The following chart details each category type, number, and balance.

OREO Property at 12/31/2012

OREO Description	Number	Balance at 12/31/12
		(in thousands)
Land Development - Vacant Land	21	$4,208
1-4 Family	17	4,593
Multifamily	2	2,718
Commercial Real Estate	14	5,620

Total	54	$17,139

One multifamily property, totaling $1,227, located outside the Sevierville, Tennessee area contains eleven remaining units. Another large relationship totals $1,317 and is a tract of land of developed lots and three completed condos also in the Sevierville, Tennessee market area. There has been greater deterioration in the Tennessee commercial real estate market compared to many other markets we serve. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Company has formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO has been negatively affected by the current economic climate and the reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession.

Investment securities and other investments totaled $61.50 million (market value) at June 30, 2013 which reflects a decrease of $829 thousand from the December 31, 2012 total of $62.33 million. Investment securities available for sale and other investments at June 30, 2013 were comprised of mortgage backed securities / CMOs (47.70% of the total securities portfolio), municipal issues (17.76%), corporate bonds (2.85%), and SBAs pools (24.03%).  The Company’s entire securities portfolio was classified as available for sale at both June 30, 2013 and December 31, 2012.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $4.71 million and 7.66% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in Other Investments is a certificate of deposit purchased from another FDIC insured institution.  The balance of this CD was $250,000 at June 30, 2013 and December 31, 2012 respectively.

Liquidity and Capital Resources
Total stockholders’ equity of the Company was $32.31 million at June 30, 2013, representing an increase of $2.49 million or 8.34% from June 30, 2012. Total stockholders’ equity at December 31, 2012 was $30.47 million. The increase in stockholders’ equity from June 30, 2012 to June 30, 2013 is due to the net earnings achieved over the last 12 months.

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

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($78.50 million as of June 30, 2013) and unrestricted investment securities available for sale ($17.97 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

On April 27, 2009, the Company announced that it entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in April 2014 and the Company deposited the monthly payments up to the balloon date into a reserve account held at CBB. The Closed – End Term Loan had a balance of $3,500,253 at June 30, 2013.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	The ability to attract and maintain capital levels adequate to support the Company’s asset levels;
•	Our inability to comply with the Written Agreement dated October 13, 2010;
•	Our inability to comply with certain covenants of the Company’s Loans with Community Bankers Bank;
•	Our inability to comply with servicing the Company’s Trust Preferred Securities;
•	Continued problems pertaining to a slower than normal economic recovery;
•	Unemployment continuing at elevated levels;
•	Difficult market conditions in our industry;
•	Unprecedented levels of market volatility;
•	Effects of the soundness of other financial institutions;
•	Potential impact on us of recently enacted legislation;
•	Further deterioration in the housing market and collateral values;
•	The ability to successfully manage the Company’s strategic plan;
•	The ability to continue to attract low cost core deposits;
•	Reliance on the Company’s management team, including its ability to attract and retain key personnel;
•	The successful management of interest rate risk;
•	Further adverse changes in general economic and business conditions in the Company’s market area;
•	Changes in interest rates and interest rate policies;
•	Risks inherent in making loans such as repayment risks and fluctuating collateral values;
•	Competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	Demand, development and acceptance of new products and services;
•	Problems with technology utilized by the Company;
•	Changing trends in customer profiles and behavior; and,
•	Changes in banking and other laws and regulations applicable to the Company.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In 2010, a former borrower, Edith Moser, filed two complaints in the Circuit Court of Washington County, VA, claiming that the Bank improperly handled the repossession and disposition of collateral from a warehouse in June/July 2008.  The borrower also claims that the Bank acted as its business advisor and breached fiduciary duties owed to it in this capacity.  One complaint seeks $700,000 in damages for an alleged conversion based solely on the repossession/disposition of collateral.  The second complaint seeks $7,850,000 in damages for an alleged breach of fiduciary duty, violation of UCC Article 9, actual fraud, unjust enrichment, and business conspiracy.  In response, the Bank filed demurrers to both complaints, both of which were granted in part and denied in part with leave granted to amend. The Borrower chose not to amend either complaint, opting instead to consolidate her remaining claims into one action.  The borrower's remaining claims against the Bank are for violation of UCC Article 9, fraud, unjust enrichment of personal property, and conversion of personal property. No trial date has been set. The Bank disputes the allegations and believes that they are without merit.  The Bank intends to defend itself vigorously.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: August 14, 2013	By:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: August 14, 2013	By:	/s/ Robert M.Little, Jr.
Robert M.Little, Jr.
Chief Financial Officer

Date: August 14, 2013	By:	/s/ James R. Edmondson
James R. Edmondson
Vice President -Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).