Form 10-Q
period 2013-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2013-11-04
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act).   Large Accelerated Filer  ☐   Accelerated Filer  ☐   Non-Accelerated Filer ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
5,011,152 shares of common stock, par value $0.625 per share, outstanding as of  November 4, 2013

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended September 30, 2013

PART I.
FINANCIAL INFORMATION
 ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) September 30, 2013	(Note 1) December 31, 2012
ASSETS
Cash and due from banks	$17,657	$15,220
Federal funds sold	58,578	65,988

Total Cash and Cash Equivalents	76,235	81,208

Investment securities available for sale (amortized cost $61,722 at Sept. 30, 2013, $60,234 at December 31, 2012)	57,353	57,400
Other investments, at cost	4,710	4,930
Loans, net of allowance for loan losses of $7,025 at Sept. 30, 2012, $7,449 at December 31, 2012	393,126	383,049
Premises and equipment, net	20,254	21,176
Land held for sale	1,106	-
Deferred tax assets	11,134	8,298
Interest receivable	2,312	2,314
Bank owned life Insurance	14,024	13,689
Other real estate owned, net	13,051	16,639
Other assets	3,341	3,793

Total Assets	$596,646	$592,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Non-interest bearing	$107,958	$105,960
Interest bearing	380,208	379,380

Total Deposits	488,166	485,340

Interest, taxes and other liabilities	2,446	2,066
Other short-term borrowings	23,525	20,170
Long-term debt	47,815	51,298
Capital securities	3,150	3,150

Total Other Liabilities	76,936	76,684

Total Liabilities	565,102	562,024

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	23,514	21,428
Accumulated other comprehensive income (loss)	(2,885)	(1,871)

Total Stockholders’ Equity	31.544	30,472

Total Liabilities and Stockholders’ Equity	$596,646	$592,496

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
INTEREST INCOME
Loans receivable and fees on loans	$16,186	$17,712	$5,384	$5,728
Securities available for sale:
Taxable	534	679	173	210
Exempt from taxable income	418	532	138	155
Other investment income	122	73	31	29
Federal funds sold	110	109	35	33

Total Interest Income	17,370	19,105	5,761	6,155

INTEREST EXPENSE
Deposits	2,255	3,360	726	967
Other borrowed funds	2,178	2,529	727	824

Total Interest Expense	4,433	5,889	1,453	1,791

Net Interest Income	12,937	13,216	4,308	4,364

Provision for Loan Losses	1,120	857	552	236

Net Interest Income after Provision for Loan Losses	11,817	12,359	3,756	4,128

NON-INTEREST INCOME
Securities gains, losses, net	(4)	663	-	458
Service charges on deposit accounts	1,545	1,516	533	516
Other service charges, commissions and fees	1,248	1,357	446	382
Other operating income	533	643	159	233
Other than temporary impairment	-	(167)	--	--
Total Non-Interest Income	3,322	4,012	1,138	1,589

NON-INTEREST EXPENSE
Salaries and employee benefits	7,140	7,025	2,398	2,358
Occupancy expense of bank premises	902	896	301	300
Furniture and equipment expense	910	936	295	292
Other operating expense	4,034	4,106	1,378	1,303
Foreclosed Assets – Loss on Sale / Write-down /Expenses	2,381	1,039	1,632	410
Total Non-Interest Expense	15,367	14,002	6,004	4,663

Income (Loss) Before Income Taxes	(228)	2,369	(1,110)	1,054

Income Tax Expense (Benefit)	(2,314)	519	(452)	272

Net Income (Loss)	$2,086	$1,850	$(658)	$782

Basic Earnings (Loss) Per Common Share – Weighted Average	$0.42	$0.37	$(0.13)	$0.16

Earnings (Loss) Per Common Share – Assuming Dilution	$0.42	$0.37	$(0.13)	$0.16

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Net Income	$2,086	$1,850

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	(1,537)	1,148
Less: reclassification adjustment for (gains) and losses included in net income	4	(663)
Other Comprehensive Income (Loss), before tax	(1,533)	485
Income tax expense (benefit) related to other comprehensive income	(519)	165
Other Comprehensive Income (Loss)	(1,014)	320
Comprehensive Income	$1.072	$2,170

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012

Net Income (Loss)	$(658)	$782

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	(156)	205
Less: reclassification adjustment for (gains) included in net income	-	(458)
Other Comprehensive Income (Loss), before tax	(156)	(253)
Income tax expense (benefit) related to other comprehensive income	(53)	(86)
Other Comprehensive Income (Loss)	(103)	(167)
Comprehensive Income	$(761)	$615

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,086	$1,850
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,120	857
Depreciation and amortization	676	744
Net realized (gains) losses on available for sale securities	4	(663)
Net amortization on securities	586	536
Other than temporary impairment charge	-	167
Amortization of capital issue costs	4	4
(Increase) decrease in interest receivable	2	(100)
Valuation adjustment of other real estate owned	1,645	243
Valuation adjustment of deferred tax assets	(2,000)	-
Increase in other assets	(213)	(234)
Increase (decrease) in interest, taxes and other liabilities	380	(357)

Net cash provided by operating activities	4,290	3,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	1,321	11.557
Proceeds from maturities of debt and equity securities	8,366	17,737
Purchase of debt and equity securities	(11,765)	(24.217)
Redemption of other investments	220	377
Net (increase) decrease in loans	(14,769)	1,387
Proceeds from sales of other real estate owned	5,514	4,970
Premises and equipment expenditures	(848)	(263)

Net cash provided by (used in) investing activities	(11,961)	11,548

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(16,696)	(43,984)
Net increase in demand, savings and other deposits	19,522	20,257
Increase (decrease) in short-term borrowings	3,355	(37,501)
Increase (decrease) in long-term debt	(3,483)	37,372

Net cash provided by (used in) financing activities	2,698	(23,856)

Net (decrease) in cash and cash equivalents	(4,973)	(9,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	81,208	86,075

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,235	$76,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,303	$5,807

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$3,572	$6,501
Loans originated from sales of other real estate owned	$1,751	$1,338

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2012	5,011	$3,132	$7,783	$20,474	$(1,572)	$29,817

Net income	-	-	-	782	-	782

Other comprehensive income (loss)	-	-	-	-	(167)	(167)

Balance, September 30, 2012	5,011	$3,132	$7,783	$21,256	$(1,739)	$30,432

Balance, June 30, 2013	5,011	$3,132	$7,783	$24,172	$(2,782)	$32,305

Net income / (loss)	-	-	-	(658)	-	(658)

Other comprehensive income (loss)	-	-	-	-	(103)	(103)

Balance, September 30, 2013	5,011	$3,132	$7,783	$23,514	$(2,885)	$31,544

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2011	5,011	$3,132	$7,783	$19,406	$(2,059)	$28,262

Net income	-	-	-	1,850	-	1,850

Other comprehensive income	-	-	-	-	320	320

Balance, September 30, 2012	5,011	$3,132	$7,783	$21,256	$(1,739)	$30,432

Balance, December 31, 2012	5,011	$3,132	$7,783	$21,428	$(1,871)	$30,472

Net income	-	-	-	2,086	-	2,086

Other comprehensive income (loss)	-	-	-	-	(1,014)	(1,014)

Balance, September 30, 2013	5,011	$3,132	$7,783	$23,514	$(2,885)	$31,544

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2012 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2012 Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)

 The composition of net loans is as follows:

	Sept. 30, 2013	December 31, 2012
Real Estate Secured:
Residential 1-4 family	$174,971	$167,777
Multifamily	19,768	17,348
Construction and Land Loans	17,620	19,161
Commercial, Owner Occupied	67,679	64,504
Commercial, Non-owner occupied	37,329	35,536
Second mortgages	8,200	9,298
Equity lines of credit	8,167	8,287
Farmland	10,728	11,180
	344,462	333,091

Secured (other) and unsecured
Personal	21,634	22,358
Commercial	31,454	31,927
Agricultural	2,964	3,372
	56,052	57,657

Overdrafts	213	297

	400,727	391,045
Less:
Allowance for loan losses	7,025	7,449
Net deferred fees	576	547
	7,601	7,996

Loans, net	$393,126	$383,049

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of September 30, 2013:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$2,666	$470	$3,390	$6,526	$168,445	$174,971	$-
Equity lines of credit	-	12	282	294	7,873	8,167	-
Multifamily	-	-	-	-	19,768	19,768	-
Farmland	102	-	130	232	10,496	10,728	-
Construction, Land Development, Other Land Loans	184	94	1,576	1,854	15,766	17,620	-
Commercial Real Estate- Owner Occupied	-	938	1,610	2,548	65,131	67,679	-
Commercial Real Estate- Non Owner Occupied	921	375	262	1,558	35,771	37,329	-
Second Mortgages	99	276	50	425	7,775	8,200	-
Non Real Estate Secured
Personal	234	77	170	481	21,366	21,847	13
Commercial	193	175	412	780	30,674	31,454	-
Agricultural	-	-	-	-	2,964	2,964	-

Total	$4,399	$2,417	$7,882	$14,698	$386,029	$400,727	$13

The following table is an analysis of past due loans as of  December 31, 2012:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$4,894	$956	$4,029	$9,879	$157,898	$167,777	$-
Equity lines of credit	-	-	-	-	8,287	8,287	-
Multifamily	-	-	-	-	17,348	17,348	-
Farmland	133	28	129	290	10,890	11,180	-
Construction, Land Development, Other Land Loans	209	78	1,953	2,240	16,921	19,161	-
Commercial Real Estate- Owner Occupied	221	21	2,888	3,130	61,374	64,504	-
Commercial Real Estate- Non Owner Occupied	239	2,115	290	2,644	32,892	35,536	-
Second Mortgages	374	9	495	878	8,420	9,298	-
Non Real Estate Secured
Personal	307	155	56	518	22,137	22,655	6
Commercial	402	205	526	1,133	30,794	31,927	-
Agricultural	3	-	-	3	3,369	3,372	-

Total	$6,782	$3,567	$10,366	$20,715	$370,330	$391,045	$6

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

The following is a summary of non-accrual loans at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Real Estate Secured
Residential 1-4 Family	$3,970	$4,213
Multifamily	-	-
Construction and Land Loans	1,576	1,953
Commercial-Owner Occupied	1,844	2,888
Commercial- Non Owner Occupied	1,828	290
Second Mortgages	86	495
Equity Lines of Credit	282	-
Farmland	152	129
Secured (other) and Unsecured
Personal	158	50
Commercial	412	526
Agricultural	-	-

Total	$10,308	$10,544

The September 30, 2013 total above includes approximately $2.4 million of loans that are current and paying under the terms of their existing loan agreement but included in non-accrual per regulatory guidance.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at September 30, 2013 and December 31, 2012. The grades are assigned and / or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of September 30, 2013
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	33,415	-	762	3,313	4,736	1,580
Satisfactory	85,275	15,453	4,233	8,212	26,197	15,006
Acceptable	41,751	3,048	3,487	2,828	20,995	10,985
Special Mention	5,666	1,267	1,813	1,611	6,664	3,899
Substandard	8,864	-	433	1,656	9,087	5,859
Doubtful	-	-	-	-	-	-

Total	$174,971	$19,768	$10,728	$17,620	$67,679	$37,329

Credit Risk Profile by Internally Assigned Grade as of December 31, 2012
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	34,201	994	1,001	3,768	5,016	1,168
Satisfactory	81,500	12,328	3,589	5,765	25,485	14,539
Acceptable	35,202	2,731	6,078	6,059	19,683	11,048
Special Mention	4,481	890	9	1,698	5,686	2,353
Substandard	12,393	405	503	1,871	8,634	6,428
Doubtful	-	-	-	-	-	-

Total	$167,777	$17,348	$11,180	$19,161	$64,504	$35,536

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  September 30, 2013:
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$21,676	$15,999	$31,043	$2,964
Nonperforming (>90 days past due)	171	368	411	-

Total	$21,847	$16,367	$31,454	$2,964

Credit Risk Profile based on payment activity as of December 31, 2012:
	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$22,599	$17,090	$31,401	$3,372
Nonperforming (>90 days past due)	56	495	526	-

Total	$22,655	$17,585	$31,927	$3,372

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at September 30, 2013:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$6,805	$6,805	$-	$6,682	$138
Equity lines of credit	221	221	-	110	5
Multifamily	-	-	-	-	-
Farmland	231	231	-	265	4
Construction, Land Development, Other Land Loans	1,625	1,625	-	1,642	3
Commercial Real Estate- Owner Occupied	6,067	6,067	-	5,538	194
Commercial Real Estate- Non Owner Occupied	7,894	7,894	-	5,663	199
Second Mortgages	212	212	-	266	2
Non Real Estate Secured
Personal /Consumer	66	66	-	37	3
Business Commercial	409	409	-	238	21
Agricultural	600	600	-	310	3

Total	$24,130	$24,130	$-	$20,751	$572

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$3,552	$3,552	$615	$4,019	$113
Equity lines of credit	13	13	13	7	-
Multifamily	-	-	-	203	-
Farmland	201	201	9	202	5
Construction, Land Development, Other Land Loans	-	-	-	-	-
Commercial Real Estate- Owner Occupied	2,854	2,854	339	2,776	100
Commercial Real Estate- Non Owner Occupied	4,220	4,220	1,185	3,607	44
Second Mortgages	49	49	38	27	-
Non Real Estate Secured
Personal /Consumer	173	173	116	97	7
Business Commercial	1,006	1,006	637	832	17
Agricultural	-	-	-	358	-

Total	$12,068	$12,068	$2,952	$12,128	$286

The following tables reflect the Bank’s impaired loans at December 31, 2012:
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$6,559	$6,559	$-	$7,797	$237
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	460	-
Farmland	299	299	-	291	15
Construction, Land Development, Other Land Loans	1,660	1,730	-	2,074	40
Commercial Real Estate- Owner Occupied	5,010	5,010	-	7,083	138
Commercial Real Estate- Non Owner Occupied	3,432	3,432	-	4,146	136
Second Mortgages	321	321	-	456	14
Non Real Estate Secured
Personal	9	9	-	20	1
Commercial	68	68	-	1,257	5
Agricultural	20	20	-	10	1

Total	$17,378	$17,448	$-	$23,594	$587

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$4,486	$4,486	$491	$4,146	$165
Equity lines of credit	-	-	-	-	-
Multifamily	405	405	5	526	17
Farmland	203	203	2	255	13
Construction, Land Development, Other Land Loans	-	-	-	1,269	-
Commercial Real Estate- Owner Occupied	2,698	2,698	369	2,342	15
Commercial Real Estate- Non Owner Occupied	2,995	2,995	494	3,739	88
Second Mortgages	-	-	-	54	-
Non Real Estate Secured
Personal	22	22	1	48	2
Commercial	658	658	585	757	15
Agricultural	716	735	232	358	68

Total	$12,183	$12,202	$2,179	$13,494	$383

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and segregated by impairment evaluation method as of  September 30, 2013 and September 30. 2012.
Nine months ended September 30, 2013	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2012	$1,242	$280	$823	$1,039	$1,075	$161	$30	$97	$486	$1,530	$686	7,449
Provision for Credit Losses	329	(102)	(404)	161	376	150	1	17	348	(275)	519	1,120
Charge-offs	333	-	127	408	52	134	3	41	331	193	-	1,622
Recoveries	6	-	3	-	-	-	-	-	39	30	-	78
Net Charge-offs	327	-	124	408	52	134	3	41	292	163	-	1,544
Ending Balance September 30, 2013	1,244	178	295	792	1,399	177	28	73	542	1,092	1,205	7,025
Ending Balance: Individually evaluated for impairment	615	-	-	339	1,185	38	13	9	116	637	-	2,952
Ending Balance: Collectively Evaluated for Impairment	629	178	295	453	214	139	15	64	426	455	1,205	4,073
Loans:
Ending Balance: Individually Evaluated for Impairment	10,357	-	1,625	8,921	12,114	261	234	432	239	2,015	-	36,198
Ending Balance: Collectively Evaluated for Impairment	164,614	19,768	15,995	58,758	25,215	7,939	7,933	10,296	21,608	32,403	-	364,529
Ending Balance: September 30, 2013	$174,971	$19,768	$17,620	$67,679	$37,329	$8,200	$8,167	$10,728	$21,847	$34,418	-	$400,727

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Nine months ended September 30, 2012	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2011	$1,618	$477	$1,746	$1,209	$400	$371	$69	$336	$764	$1,620	$414	9,024
Provision for Credit Losses	(235)	139	(889)	(193)	822	(65)	7	(164)	94	450	891	857
Charge-offs	313	246	448	183	686	68	23	4	309	566	-	2,846
Recoveries	158	-	452	-	5	2	-	2	63	132	-	814
Net Charge-offs	155	246	(4)	183	681	66	23	2	246	434	-	2,032
Ending Balance Sept. 30, 2012	1,228	370	861	833	541	240	53	170	612	1,636	1,305	7,849
Ending Balance: Individually evaluated for impairment	416	7	43	212	167	3	-	3	18	647	-	1,516
Ending Balance: Collectively Evaluated for Impairment	812	363	818	621	374	237	53	167	594	989	1,305	6,333
Loans:
Ending Balance: Individually Evaluated for Impairment	13,427	1,305	1,765	11,031	10,775	326	-	475	91	1,899	-	41,094
Ending Balance: Collectively Evaluated for Impairment	155,905	16,027	18,236	54,825	26,111	9,711	8,452	10,421	23,278	34,377	-	357,343
Ending Balance: Sept. 30, 2012	$169,332	$17,332	$20,001	$65,856	$36,886	$10,037	$8,452	$10,896	$23,369	$36,276	-	$398,437

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2013 and December 31, 2012, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings. Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $17.86 million and $21.61 million of loans categorized as troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the nine months ended September 30, 2013 and 2012.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Nine months ended September 30, 2013
Troubled Debt Restructurings Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post ModificationRecorded Investment
Real Estate Secured
Residential 1-4 family	-	-	-
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	1	1,395	1,395
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-
	-	-	-
Total	1	1,395	1,395

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	2	1,264	1,264
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	5	8,687	8,687
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-

Total	7	9,951	9,951

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	3	500	500
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	1	55	55
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	1	36	36
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	1	71	71
Agricultural	3	755	755

Total	9	1,417	1,417
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Total Restructurings	17	12,763	12,763

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	-	-	-
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	-	-	-
Commercial Real Estate- Non Owner Occupied	-	-	-
Second Mortgages	-	-	-
Non Real Estate Secured
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-
	-	-	-
Total	-	-	-

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Nine months ended September 30, 2012

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured		-	-
Residential 1-4 family	1	885	881
Equity lines of credit	-	-	-
Multifamily	-	-	-
Farmland	-	-	-
Construction, Land Development, Other Land Loans	-	-	-
Commercial Real Estate- Owner Occupied	1	2,270	2,248
Commercial Real Estate- Non Owner Occupied	4	8,031	7,968
Second Mortgages	-	-	-
Non Real Estate Secured	-	-	-
Personal / Consumer	-	-	-
Business Commercial	-	-	-
Agricultural	-	-	-
	-	-	-
Total	6	11,186	11,094

Troubled Debt Restructurings Interest Only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	729	729
Equity lines of credit
Multifamily
Farmland	1	138	138
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages	1	84	84
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	3	951	951

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	111	111
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	2	1,017	1,003
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer	1	28	28
Business Commercial
Agricultural	1	129	129

Total	6	1,696	1,678
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Total Restructurings	15	13,833	13,723

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Recorded Investment
Real Estate Secured
Residential 1-4 family (Loan Term Extension)	1	111	111
Commercial Real Estate- Owner Occupied (Loan Term Extension)	1	285	278

Total	2	396	389

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

Income tax expense (benefit) for the nine-months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2013	2012

Tax expense (benefit) at statutory rate	$(77)	$806
Reduction in taxes from:
Tax-exempt interest	(142)	(181)
Valuation adjustment for deferred tax assets	(2,000)	-
Other, net	(95)	(106)

Income tax expense (benefit)	$(2,314)	$519

In the second quarter of 2013, responsive to the improvement in earnings and asset quality,the Company reversed a significant portion of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. In assessing the deferred tax assets (“DTA”), management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

September 30, 2013
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.84%	9.09%	5.18%

Highlands Union Bank	8.87%	10.13%	5.87%

December 31, 2012
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	7.85%	9.11%	5.18%

Highlands Union Bank	8.79%	10.05%	5.80%

As of December 31, 2012, the most recent notification from the Federal Reserve Bank of Richmond categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of 9.25% Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998.  These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company.

On January 15, 2008, after receiving regulatory approval, Highlands Bankshares, Inc. (the “Company”) redeemed $3.862 million in principal amount of its Junior Subordinated Debt Securities due January 15, 2028 (the “Debt Securities”). All of the Debt Securities are held by Highlands Capital Trust I (the “Trust”), the Company’s subsidiary.

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

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the nine and three months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013		2012

Basic Earnings per Share	$0.42	$0.37	$	(0.13)	$0.16

Basic Number of Shares	5,011,152	5,011,152		5,011,152	5,011,152

Diluted Earnings per Share	$0.42	$0.37	$	(0.13)	$0.16

Diluted Number of Shares	5,011,152	5,011,152		5,011,152	5,011,152

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2013, these commitments included: standby letters of credit of $537 thousand; equity lines of credit of $8.66 million; credit card lines of credit of $6.05 million; real estate, construction and land development commitments of $2.64 million; and other unused commitments to fund interest earning assets of $28.52 million.

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

As of September 30, 2013, we own approximately $3.83 million (amortized cost) in collateralized debt obligation securities (TRUP CDOs) that are backed primarily by trust preferred securities issued by banks, thrifts, and insurance companies.  The market for these and similar securities at September 30, 2013 is not active.  The TRUP CDOs have been classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required for fair value assessment at the measurement date.

The remaining securities in the Company’s available for sale securities portfolio are classified within the Level 2 hierarchy using inputs from independent pricing models.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy.

September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$10,627	$-	$10,627
Mortgage Backed Securities	$-	30,663	$-	30,663
TRUP CDO’s	$-	-	$413	413
Single Issue Trust Preferred	$-	877	$-	877
SBA Pools	$-	14,272	$-	14,272
SLMA	$-	501	$-	501
Total AFS Securities	$-	$56,940	$413	$57,353

December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$11,985	$-	$11,985
Mortgage Backed Securities	$-	$27,642	$-	$27,642
TRUP CDO’s	$-	$-	$294	$294
Single Issue Trust Preferred	$-	$886	$-	$886
SBA Pools	$-	$16,091	$-	$16,091
SLMA	$-	$502	$-	$502
Total AFS Securities	$-	$57,106	$294	$57,400

Notes to Consolidated Financial Statements
 (Unaudited)
(in thousands, except share, per share and percentage data)

Pursuant to ASC Topic 820, the following table shows a reconciliation of the beginning and ending balance at September 30, 2013 for Level 3 assets measured on a recurring basis using significant unobservable inputs. Level 3 assets represent the Company’s TRUP CDOs.

Investment Securities Available for Sale

Beginning balance, December 31, 2012	$294
Total losses included in net income	-
Included in other comprehensive income	119
Transfers in or out of Level 3	-
Ending balance, September 30, 2013	$413

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. At September 30, 2013 impaired loans were evaluated based on the fair value of the collateral. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. The following tables summarize the Company’s impaired loans by loan category at fair value on a non - recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy for which a specific allowance has been allocated.

September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Real Estate Secured
Residential 1-4 family		$3,552		$3,552
Equity Lines of Credit		13		13
Farmland		201		201
Construction, Land Development, Other Land Loans		-		-
Commercial Real Estate – Owner Occupied		2,854		2,854
Commercial Real Estate – Non Owner Occupied		4,220		4,220
Second Mortgages		49		49
Non Real Estate Secured
Personal		173		173
Business / Commercial		1,006		1,006
Agricultural		-		-
Total		$12,068		$12,068

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

Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral which the Company considers as nonrecurring Level 2. If additional specific write-downs have occurred, then the foreclosed asset balances are reclassified as non-recurring Level 3. The following tables summarize the Company’s foreclosed and repossessed assets at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012

September 30, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$13,075	--	$13,075

December 31, 2012
	Level 1	Level 2	Level 3	Total Fair Value
Repossessions/OREO, net	--	$16,661	--	$16,661

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Carrying	Fair Value	Carrying	Fair Value
	Amount		Amount

Cash and cash equivalents	$76,235	$76,235	$81,208	$81,208
Securities available for sale	57,353	57,353	57,400	57,400
Other investments	4,710	4,710	4,930	4,930
Loans, net	393,126	390,860	383,049	383,173
Deposits	(488,166)	(468,994)	(485,340)	(480,424)
Other short-term borrowings	(23,525)	(25,748)	(20,170)	(23,072)
Long-term debt	(47,815)	(51,462)	(51,298)	(57,145)
Capital Securities	(3,150)	(3,542)	(3,150)	(3,542)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9. -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$10,802	84	259	$10,627
Mortgage backed securities	30,700	232	269	30,663
TRUP CDOs	3,833	-	3,420	413
Single Issue Trust Preferred	908	-	31	877
SBA Pools	14,979	35	742	14,272
SLMA	500	1	-	501
	$61,722	$352	$4,721	$57,353

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$11,708	302	25	$11,985
Mortgage backed securities	27,120	531	9	27,642
TRUP CDOs	3,879	-	3,585	294
Single Issue Trust Preferred	908	-	22	886
SBA Pools	16,119	34	62	16,091
SLMA	500	2	-	502
	$60,234	$869	$3,703	$57,400

Investment securities available for sale with a carrying value of $43,336 and $41,994 at September 30, 2013 and December 31, 2012, respectively, and a market value of $42,697 and $42,718 at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	September 30, 2013
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$4,359	$259	$-	$-	$4,359	$259
Mortgage-backed securities	14,449	247	425	22	14,874	269
Pooled Trust Preferred Securities	-	-	413	3,420	413	3,420
Single Issue Trust Preferred	-	-	887	31	887	31
SBA Pools	8,238	500	4,442	242	12,680	742
SLMA	-	-	-	-	-	-

Total	$27,046	$1,006	$6,167	$3,715	$33,213	$4,721

	December 31, 2012
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$1,352	$25	$-	$-	$1,352	$25
Mortgage-backed securities	496	9	-	-	496	9
Pooled Trust Preferred Securities	-	-	294	3,585	294	3,585
Single Issue Trust Preferred	-	-	886	22	886	22
SBA Pools	9,073	59	1,707	3	10,780	62
SLMA	-	-	-	-	-	-

Total	$10,921	$93	$2,887	$3,610	$13,808	$3,703

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The segment of the portfolio that contains the largest unrealized loss is the pooled trust preferred securities (TRUP CDOs) that are backed primarily by trust preferred securities issued by banks, thrifts, and insurance companies. As of September 30, 2013, the TRUP CDOs book value totaled $3.83 million.

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

At September 30, 2013, the following assumptions were used in the cash flow projections:

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

During the first nine months of 2013, the Company did not incur any credit-related OTTI charges on its TRUP CDOs.  For the nine months ended September 30, 2012, the Company incurred a total of $167 thousand of OTTI charges.

The Company also assesses other securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of September 30, 2013 and December 31, 2012, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at September 30, 2013 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$500	$501
Due after one year through five years	125	127
Due after five years through ten years	3,641	3,642
Due after ten years	26,756	22,420
	31,022	26,690

Mortgage-backed securities	30,700	30,663
	$61,722	$57,353

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

Note  11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

Update No. 2013-02 -- Comprehensive Income (Topic 220):  The update was issued to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012 and accordingly the update has been adopted by the Company.

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

Regulatory Economic Environment

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations that have yet to be implemented or become effective.  While not fully determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that will be promulgated could significantly affect our operations, increase our operating costs and divert management resources and attention from the primary business of the Bank.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of September 30, 2013.

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

Results of Operations

Results of operations for the three month and nine month periods ended September 30, 2013 reflect a net loss of $658 thousand and earnings of $2.09 million, respectively, compared to earnings of $782 thousand and $1.85 million for the corresponding periods in 2012.  The increase for the nine months ended September 30, 2013 is primarily due to a partial reversal made by the Company in the second quarter of  2013 of its valuation allowance related to deferred tax assets. See Note 3 in our Consolidated Financial Statements for further discussion concerning the Company’s deferred tax asset valuation. The primary reason for the loss incurred for the three months ended September 30, 2013 is an increase in OREO write-downs and losses on the sale of OREO related to contracts to sell approximately $5 million of various OREO properties during September, of which approximately $1 million closed in September.  Management took a more aggressive approach to reduce OREO, including conducting on-site auctions of selected properties. The Company recorded any losses related to these sales during the third quarter. However, the reduction related to the net proceeds of approximately

$3 million is not reflected in the Company’s OREO balance as of September 30, 2013 due to the transactions actually closing in October.   Subsequent to September 30, 2013, the Company has contracted to sell additional OREO properties, the proceeds of which are expected to reduce the Company’s OREO balance an additional $1.3 million when these transactions close during the fourth quarter.

Net interest income for the three-month period ended September 30, 2013 decreased $56 thousand or 1.28% compared to the three months ended September 30, 2012. For the nine-month period ended September 30, 2013 net interest income decreased $279 thousand or 2.11% as compared to the nine month period ended September 30, 2012.  Average interest-earning assets decreased $4.48 million from the nine month period ended September 30, 2012 to the current nine month period, while average interest-bearing liabilities decreased $14.33 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.44% for the nine month period ended September 30, 2013 representing a decrease of 42 basis points from the same period in 2012.  The average balance of federal funds sold during the third quarter was $64.27 million. The average yield on federal funds sold for the nine month period ended September 30, 2013 was .23%. The rate on average interest-bearing liabilities decreased 37 basis points to 1.30% for the nine month period ended September 30, 2013 as compared to 1.67% for the same period in 2012.

Total interest income for the three and nine months ended September 30, 2013 was $394 thousand and $1.74 million less than the comparable 2012 periods due primarily to new loan and investment securities being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during the last four years.

The Company’s total interest expense decreased by $338 thousand for the three months and $1.46 million for the nine months from the same periods in 2012, due in part to the overall reduction in time deposit balances. Also new interest-bearing deposits are continuing to be recorded at lower rates and existing interest-bearing deposits and other liabilities are re-pricing lower as they renew.

Additionally, during the third quarter of 2012, the Bank restructured $47.50 million of its $67.86 million of Federal Home Loan Bank (FHLB) borrowings. This restructuring resulted in a decrease in the weighted average borrowing rate by approximately 100 basis points or approximately $480,000 in reduced interest expense annually.  It also extended the average maturity dates on these borrowings by approximately 2.5 years.

During the first nine months of 2013, the Company’s non-interest income decreased by $690 thousand over the corresponding period for 2012. Total non-interest income for the three months ended September 30, 2013 decreased $451 thousand over the three month period ended September 30, 2012 due primarily to a decrease in security gains of $458 thousand.

Total non-interest expense for the nine month period ended September 30, 2013 increased $1.36 million as compared to the nine month period ended September 30, 2012. The increase is primarily due to the Company’s more aggressive approach pertaining to the sale of OREO properties, primarily through on-site auctions. FDIC insurance premiums totaled $990 thousand and for the nine months ended September 30, 2013 and September 30, 2012. OREO expenses, write-downs and losses on the sale of OREO and repossessions in the amount of $2.38 million increased $1.34 million for the nine month period ended September 30, 2013 as compared to the prior period. Salaries and employee benefits increased $115 thousand for the nine months ended September 30, 2013 as compared to the prior year period primarily due to an increase in medical insurance costs. Total non-interest expense for the three month period ended September 30, 2013 increased $1.34 million compared to the three month period ended September 30, 2012, primarily as a result of the OREO reduction discussed above.

In addition to FDIC insurance premiums, for the nine months ended September 30, 2013, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $486 thousand, software licensing and maintenance costs totaling $507 thousand, legal expenses totaling $299 thousand, bank franchise taxes totaling $225 thousand and postage and freight expenses totaling $272 thousand.

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

For the three month period ended September 30, 2013, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $330 thousand, legal expenses totaling $126 thousand, other contracted services totaling $163 thousand, software licensing and maintenance totaling $158 thousand, bank franchise taxes totaling $75 thousand and postage and freight expenses totaling $95 thousand.

For the three month period ended September 30, 2012, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $330 thousand, legal expenses totaling $79 thousand, other contracted services totaling $152 thousand and software licensing and maintenance totaling $171 thousand.

Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity to 8.87% for the nine-month period ended September 30, 2013 from 8.40% for the corresponding period in 2012. Return on average assets for the nine months ended September 30, 2013 was 0.46% compared to 0.41% for the nine months ended September 30, 2012.The provision for loan losses for the three-month and nine-month periods ended September 30, 2013 totaled $552 thousand and $1.12 million, respectively, a $316 thousand increase and $263 thousand increase as compared to the corresponding periods in 2012. Net charge-offs (inclusive of recoveries) for the first nine months of 2013 were $1.54 million compared with $2.03 million for the first nine months of 2012. Year–to–date net charge-offs were 0.39% and 0.51% of total loans for the periods ended September 30, 2013 and September 30, 2012, respectively. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Loan loss reserves decreased 10.50% to $7.03 million at September 30, 2013 from $7.85 million at September 30, 2012.  The Company’s allowance for loan loss reserves at September 30, 2013 decreased to 1.76% of total loans versus 1.97% at September 30, 2012.  At December 31, 2012, the allowance for loan loss reserve as a percentage of total loans was 1.91%.

In the second quarter of 2013, the Company reversed 50% of the $4 million valuation allowance that was established against our deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding our ability to generate sufficient future taxable income to fully realize the benefit of our net DTA. The quarter ended June 30, 2013 marked our ninth consecutive quarter of profitability, exclusive of the above mentioned DTA write-down during the fourth quarter of 2011.  Based on the improved earnings performance trend, improvements in our financial condition, asset quality and capital ratios, and the expectation of continued profitability, the Company determined that it was more likely than not that a significant portion of our net DTA would be realized in future years.  As discussed above, during the quarter ended September 30 , 2013, the Company auctioned or sold several properties included in Other Real Estate Owned in an effort to reduce non-performing assets which resulted in losses on the properties and ultimately a loss for the quarter. The large scale auction process is believed to be a non-recurring event and in managemnent’s opinion does not indicate a reversal of the positive earnings trends experienced since 2011.

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

Based on the weight of available evidence, including the continued improvement in earnings, the Company has determined that it is more likely than not that it will be able to realize the existing net deferred tax asset totaling $11.1 million. Specifically, the negative evidence is tempered by the unusual and temporary circumstances created by the significant economic downturn and significant changes in the Company’s lending practices, management, growth strategy, risk tolerance, and operating practices. The implementation of such changes has already led to improved asset quality measures since the first quarter of 2011. Further, the positive evidence currently indicates that the Company has opportunities through various means to generate income at a sufficient enough level to absorb the DTA.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

The Company does not expect to recognize any income tax expense until the first quarter of 2014 as a portion of the remaining deferred tax asset valuation allowance is expected to offset income tax expense for the remainder of 2013. The net impact of reversing the valuation allowance and recording the provision for income tax expense was a net income tax benefit of $2 million.  As of September 30, 2013, the remaining valuation allowance on our DTA totaled $2.0 million. Net of this valuation allowance, as of September 30, 2013, the Company’s DTA totaled $11.1 million, compared to a DTA of $8.3 million as of December 31, 2012 as reflected on our consolidated balance sheets.

Financial Position

Total loans increased from $397.88 million at September 30, 2012 to $400.15 million at September 30, 2013.  Total loans at December 31, 2012 were $390.50 million. Over the last few years, the Company has significantly decreased its construction portfolio as a result of the economic downturn. The Company’s current focus is to moderately increase its 1-4 family residential loan portfolio. The loan to deposit ratio slightly increased from 80.93% at September 30, 2012 to 81.97% at September 30, 2013. The loan to deposit ratio at December 31, 2012 was 80.45%.  Deposits at September 30, 2013 have decreased $3.47 million since September 30, 2012 and have increased $2.83 million since December 31, 2012. During the last 48 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds.

The Company owns approximately $3.83 million (book value) in collateralized debt obligation securities that are backed by trust preferred securities issued by banks, thrifts, and insurance companies (TRUP CDOs).  The market for these securities at September 30, 2013 is mostly illiquid and markets for similar securities are also not active.  These securities are currently in non-accrual status.  As of September 30, 2013, the unrealized loss in these securities totaled $3.42 million. Management feels that these losses are temporary and primarily a result of the current inactive market. The market discounts reflect the current illiquidity and the negative credit events within the banking sector. Future deterioration of profits of banks nationally and the possibility of increased bank failures could result in changes in the Company’s outlook for these securities and cause the Company to consider recording additional OTTI charges on these securities.  During the nine months ended September 30, 2013, the Company did not incur any OTTI credit related impairment charges on its TRUP CDOs compared to $167 thousand during the nine months ended September 30, 2012.

Below is a table of the Company’s remaining pooled trust preferred balances as of September 30, 2013.
(in thousands)

Description	Type	Class	Original Amount $	Book Value 9/30/13 $	Fair Value 9/30/13 $	Unrealized Gain/(Loss) $	Lowest Credit Rating

Pretsel 4-B	Pooled	Mezz B	700	85	76	(9)	Ca
Prestel 11-B	Pooled	Mezz B	500	382	78	(304)	Ca
Prestel 12-B	Pooled	Mezz B	750	360	100	(260)	Ca
Prestel 13-B	Pooled	Mezz B	500	309	32	(277)	Ca
Prestel 15-B	Pooled	Mezz B	500	263	16	(247)	Ca
Prestel 18-C	Pooled	Mezz C	500	209	1	(208)	Ca
Prestel 19-C	Pooled	Mezz C	500	255	1	(254)	Ca
Prestel 20-C	Pooled	Mezz C	500	11	1	(10)	Ca
Prestel 21-C	Pooled	Mezz C	500	294	18	(276)	Ca
Prestel 22-C	Pooled	Mezz C	500	283	11	(272)	Ca
Prestel 22-C	Pooled	Mezz C	500	317	11	(306)	Ca
Prestel 22-C	Pooled	Mezz C	500	316	11	(305)	Ca
Prestel 23-C	Pooled	Mezz C	500	442	15	(427)	C
Tropc CDO III	Pooled	Subordinate	1,000	307	42	(265)	C

The Company currently has approximately $67.86 million in outstanding FHLB advances. No new advances were originated during the last 24 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. In addition, the market value of any securities available for sale placed in non-accrual status is included. Non-performing assets were $23.81 million or 3.99% of total assets at September 30, 2013, compared with $27.50 million or 4.59% of total assets at December 31, 2012 and $29.39 million or 4.91% of total assets at September 30, 2012. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loan losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. The calculation of the allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors.

At September 30, 2013 and December 31, 2012, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At September 30, 2013, OREO balances were $13,051 and consisted of 47 relationships.    The following chart details each category type, number, and balance.

OREO Property at 9/30/13

OREO Description	Number	Balance at 9/30/13
		(in thousands)
Land Development - Vacant Land	17	$2,220
1-4 Family	14	4,483
Multifamily	3	1,985
Commercial Real Estate	13	4,363

Total	47	$13,051

At December, 2012, OREO balances were $17,139 and consisted of 54 relationships.  The following chart details each category type, number, and balance.

OREO Property at 12/31/2012

OREO Description	Number	Balance at 12/31/12
		(in thousands)
Land Development - Vacant Land	21	$4,208
1-4 Family	17	4,593
Multifamily	2	2,718
Commercial Real Estate	14	5,620

Total	54	$17,139

During the third quarter, the Company initiated a more aggressive approach to sell OREO, including conducting on-site auctions on several OREO properties. As of September 30, 2013, the Company had approximately $4 million of OREO property under contract with closings scheduled in the month of October.  Losses of approximately $1 million related to these sales were recorded in September. The reduction in the Company’s OREO balance related to the net proceeds of approximately $3 million is not reflected as of September 30, 2013 due to the closings occurring in October.  Subsequent to September 30, 2013, the Company has contracted to sell additional OREO properties, the proceeds of which are expected to reduce the Company’s OREO balance an additional $1.3 million when these transactions close during the fourth quarter.  The Company will continue to make a concerted effort to continue to reduce its NPAs. There has been greater deterioration in the Tennessee commercial real estate market compared to many other markets we serve. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Company has formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO has been negatively affected by the current economic climate. Therefore, the continued reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession.

The Company also has contracted to sell properties in Bristol, Tennessee and Boone, North Carolina that it had purchased for future branch expansion.  If both of these sales occur as expected in November 2013, the Company will experience a gain of approximately $450 thousand.

Investment securities and other investments totaled $62.06 million (market value) at September 30, 2013 which reflects a decrease of $267 thousand from the December 31, 2012 total of $62.33 million. Investment securities available for sale and other investments at September 30, 2013 were comprised of mortgage backed securities / CMOs (49.40% of the total securities portfolio), municipal issues (17.12%), corporate bonds (2.89%), and SBAs pools (23.00%).  The Company’s entire securities portfolio was classified as available for sale at both September 30, 2013 and December 31, 2012.

Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $4.71 million and 7.59% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency.  Also included in Other Investments is a certificate of deposit purchased from another FDIC insured institution.  The balance of this CD was $250,000 at September 30, 2013 and December 31, 2012 respectively.

Liquidity and Capital Resources
Total stockholders’ equity of the Company was $31.54 million at September 30, 2013, representing an increase of $1.11 million or 3.66% from September 30, 2012. Total stockholders’ equity at December 31, 2012 was $30.47 million. The increase in stockholders’ equity from September 30, 2012 to September 30, 2013 is due to the net earnings achieved over the last 12 months.

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

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($76.24 million as of September 30, 2013) and unrestricted investment securities available for sale ($14.21 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

On April 27, 2009, the Company announced that it entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 (“Loan A”) and a Closed-End Term Loan of up to $4,500,000 (“Loan B”) (collectively, the “Loans”). The Company pledged the stock of the Bank as collateral for the Loans. Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company requested and CBB agreed to modify the closed-end loan to extend the amortization period of the loan for a new 20-year period. The Company simultaneously paid off the Revolving Line of Credit. The Closed – End Term Loan has a balloon maturity in April 2014 and the Company deposited the monthly payments up to the balloon date into a reserve account held at CBB. The Closed – End Term Loan had a balance of $3,475,577 at September 30, 2013.

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: November 4, 2013	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: November 4, 2013	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: November 4, 2013	/s/ James R. Edmundson
James R. Edmondson
Vice President -Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

31.3	Rule 13a-14(a) Certification of Vice President of Accounting

32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).