Form 10-K
period 2013-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2014-03-31
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,623,082.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 13, 2014, there were 5,011,152 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Consolidated Financial Report for year ended December 31, 2013 – Part II
Proxy Statement for the 2014 Annual Meeting of Shareholders—Part III

	Table of Contents
		Page Number
Part I

Item 1.	Business	2
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	43

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
Item 13.	Certain Relationships and Related Transactions, and Director Independence	45
Item 14.	Principal Accounting Fees and Services	45

Part IV

Item 15.	Exhibits, Financial Statement Schedules	46

Part I.

Item 1.  Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Federal Bank Holding Company Act of 1956 (“BHCA”). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2013: the Bank, which was formed in 1985, and Highlands Capital Trust I (“HCTI”), a statutory business trust (the “Trust”) which was formed in 1998.

As discussed in this Annual Report on Form 10-K, the Company has a Term Loan with Community Bankers Bank, which is secured by the stock of the Bank.  The Term Loan matures on April 21, 2014, the Company does not currently have the resources available to repay the $3.45 million balance, and the parties have not agreed to the terms of renewal or extension.  See “Item. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., (“HUIS”) a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2013, had purchased twelve full service insurance agencies across the state of Virginia. HUIS sells insurance products and services through Bankers’ Insurance, LLC.  The number of owner banks involved with Bankers’ Insurance, LLC was twenty-nine as of December 31, 2013.

Highlands Union Financial Services, Inc.

Highlands Union Financial Services, Inc., (“HUFS”) a wholly-owned subsidiary of the Bank, was created to offer third party mutual funds and other financial services to its customers in all market areas served by the Bank.  The only activity in Highlands Union Financial Services Inc. now relates to commissions from the sale of life insurance.

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

Lending Activities

The Bank has written policies and procedures to help manage credit risk.   The Bank’s policy provides for three levels of lending authority.  The first level of authority is granted to individual loan officers who have various levels of approval based upon their position and experience.  The second level is the Senior Officers Loan Committee, which is comprised of senior officers of the Bank from all market areas.  The Senior Officers Loan Committee considers loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee.  The Directors Loan Committee is comprised of five Directors, four of which are independent Directors.  The Directors Loan Committee approves new, modified and renewed credits that exceed the Senior Officer Loan Committee authorities.  The Chairman of the Directors Loan Committee is the Chairman of the Company.   A quorum is reached when four committee members are present, of which at least three must be independent Directors.  An application requires four votes to receive approval by the Committee.  In addition, monthly, the Directors Loan Committee reports all new loans reviewed and approved to the Bank’s Board of Directors.  Monthly reports shared by the Directors Loan Committee include names and amounts of all new credits extended; a watch list including names, amounts, risk rating; non- accrual loans and recommended loans to be charged off and a list of overdrafts.  The Directors Loan Committee also reviews changes to lending policies as proposed by management prior to submission to the Board of Directors for approval.

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

At December 31, 2013, $192 million, or 47%, of the Bank’s loan portfolio consisted of one-to four-family residential real estate loans, second mortgages, and home equity lines.  Of the $192 million, $114 million were fixed rate mortgages while the remaining $78 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, and 7 year balloon loans amortized over a 30 year period. In connection with residential real estate loans, Highlands Union Bank requires title insurance, hazard insurance and if required, flood insurance.

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

At December 31, 2013, commercial real estate loans aggregated $109 million, or 27%, of Highlands Union Bank’s total loans.  In its underwriting of commercial real estate, the Bank may lend, under its policy, up to 75% of the secured property’s appraised value.  The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  The Bank also evaluates the location of the secured property, and as noted above, typically requires personal guarantees or endorsements of the borrowing entity’s principal owners.

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

At December 31, 2013, construction, farmland, and other land loans outstanding were $28 million, or 7%, of total loans. Construction lending entails significant additional risks and often involves larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced to fund construction, the value of which is estimated prior to the completion of construction on “as built” basis.  Therefore, it is difficult to accurately estimate the total loan funds required to complete the project and the completed loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% of as built appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank obtains a first lien on the property as security for construction loans, monitors the construction and advance process and, if a business entity, typically requires personal guarantees from the borrowing entity’s principal owners.

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

At December 31, 2013, commercial and agricultural non-real estate secured loans including unsecured loans aggregated $35 million, or 9%, of the Bank’s total loans.

Consumer Lending-Non Real Estate Secured and Unsecured

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans made on both an installment and demand basis.  At December 31, 2013, the Bank had consumer loans of $20 million or 5% of gross loans.  Such loans are generally made to customers with whom the Bank has a pre-existing relationship, often deposit and residential mortgage relationships. The Bank only originates its consumer loans in its geographic market area. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by the verification of gross monthly income from primary employment and additionally from any verifiable secondary source.  The applicant’s FICO scores are also analyzed with the credit report analysis.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the available collateral, if applicable.

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

The following table sets forth, for the two fiscal years ended December 31, 2013 and 2012, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2013	Interest and Fees on Loans	79.16%
December 31, 2012	Interest and Fees on Loans	76.84%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of:

•	all of Washington County, Virginia
•	portions of Smyth County, Virginia
•	the City of Bristol, Virginia
•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee
•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee
•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee,
•	the City of Knoxville, Tennessee and adjacent portions of Knox County, Tennessee
•	the Town of Banner Elk and adjacent portions of Avery County, North Carolina
•	the Town of Boone and adjacent portions of Watauga County, North Carolina

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, manufacturing, sales, and professional services sectors are the largest industries, in terms of total number of jobs in 2013.  These sectors contribute in total 60.3% of the total employment. The latest unemployment figures as of December 2013 reflect an unemployment rate of 10.5% Bristol/Washington County, Virginia area.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia.  The latest unemployment figures reflect an unemployment rate of 8.2% reported as of December 2013. In Smyth County, manufacturing, sales, and professional services sectors are the largest industries, in terms of total number of jobs in 2013.  These sectors contribute in total 61.8% of the total employment.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, sales and manufacturing. The latest unemployment figures reflect an unemployment rate of 7.6% as of December 2013.  The sales, professional services, and manufacturing sectors make up 59.0% of all jobs throughout the County.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County.  Rogersville’s and Hawkins County’s largest employment sectors are professional services and manufacturing. These sectors combined make up 57.7% of all jobs throughout the County. The latest unemployment figures reflect an unemployment rate of 5.1% as of 2013.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the County include sales, tourism, and service related industries, which make up 65.2% of all jobs throughout the County. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures reflect an unemployment rate of 5.5% as of December 2013.

Knoxville, Tennessee is located in Knox County, Tennessee.  Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee.  Knoxville serves as the county seat and is the third largest city in the state of Tennessee.  Major employers for the County include trade, transportation, utilities, and professional services.  These sectors contribute to 60.8% of all jobs in the County.  The latest unemployment figures reflect an unemployment rate of 7.1% as of 2013.  Knoxville’s central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina.  In Banner Elk, sales and professional services are the largest industries or 61.8% of total number of jobs in 2013.  The latest unemployment figures reflect an unemployment rate of 5.0% as of December 2013.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina.  Boone’s three largest employment sectors are professional services, professional occupations, and educational services, which make up 78.1% of the total number of jobs in Boone as of 2013.  The latest unemployment figures reflect an unemployment rate of 12.0% as of December 2013.

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

Certain Regulatory Considerations

The Company and the Bank are subject to various state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. As a result of the substantial regulatory burdens on banking, financial institutions, including the Company and the Bank, are disadvantaged relative to other competitors who are not as highly regulated, and our costs of doing business are much higher.

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

Highlands Bankshares, Inc.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”) and a financial institution holding company within the meaning of Chapter 7 of the Virginia Banking Act, as amended (the Virginia Banking Act). The activities of the Company also are governed by the Gramm-Leach-Bliley Act of 1999.

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

Highlands Union Bank.

General. The Bank, as a state chartered member of the Federal Reserve, is subject to regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions and the Federal Reserve Bank. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $250,000 per depositor, subject to aggregation rules). The Federal Reserve Board and the Bureau of Financial Institutions regulate or monitor all areas of the Bank’s operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates paid on deposits, interest rates or fees charged on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Federal Reserve Board requires the Bank to maintain certain capital ratios. The Bank is required by the Federal Reserve Board to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Federal Reserve Board. The Bank also is required by the Federal Reserve Board to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While appropriate for safety and soundness of banks, these requirements impact banking overhead costs.

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

The Bank met the requirements at December 31, 2013 to be classified as “well-capitalized.”  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

The FDIC has adopted a risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank.  The amount of the assessment is a function of the institution’s risk category, of which there are four, and its assessment base.  Under this system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios.  In February 2011, the FDIC revised the risk-based assessment system to set new assessment rates that were effective on April 1, 2011.  The initial base assessment rates range from 5 to 35 basis points, subject to potential adjustments based on the amount of the institution’s long-term unsecured debt and brokered deposits.  After the effect of potential base-rate adjustments, the total base assessment rate can range from 2.5 to 45 basis points.  As the DIF reserve ratio grows, the rate schedule will be adjusted downward.  Also effective April 1, 2011, the assessment base is an institution’s average consolidated total assets less its average tangible equity.

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

Limits on Dividends and Other Payments. The Company is a legal entity separate and distinct from the Bank, virtually all of the Company’s cash reserves, and its ability to pay dividends to the Company’s shareholders, are dependent on the ability of the Bank to upstream dividends to it. As a state member bank subject to the regulations of the Federal Reserve Board, the Bank must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a state member bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that depletes a bank's capital base could be deemed to constitute such an unsafe or unsound practice.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements. The Federal Reserve Board has indicated that banking organizations, including bank holding companies, should generally pay dividends only out of current operating earnings. Federal regulators also have indicated that bank holding companies generally should pay dividends only if the organization’s net income available to company shareholders is sufficient to fully fund the dividends as well as maintaining sufficient capital levels.

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

On July 7, 2013 the Federal Reserve Board approved Basel III Final Rules to begin implementation January 1, 2015. The desired overall objective of Basel III is to improve the banking sector’s ability to absorb shocks arising from financial and economic stress.  The Final Rule changes minimum capital ratios and raises the Tier 1 Risk Weighted Assets to 6% from 4%.  In addition, the new rules require a bank to maintain a capital conservation buffer of between 2 and 2 ½ % beginning in 2016.  The new rules will be phased in beginning in 2015 with complete compliance required by 2019.  Generally, the Basel III Final Rule will require banks to maintain higher levels of common equity and regulatory capital.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of December 31, 2013.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank’s loan grading system and ALLL methodology;
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000. These are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis;
•	Completed revising the written contingency funding plan;
•	Implemented stress testing of the loan portfolio;
•	Completed revising the investment policy;
•	Completed a three year capital plan targeted to improve the Company’s and Bank’s capital levels to include strategically reducing the risk weighted assets of the Company and improving earnings;
•	Completed a Business Continuity Plan and Disaster Recovery Plan; and,
•	Formed a Directors’ compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Organization and Employment

The Company, the Bank, HCTI, HUFS and HUIS are organized in a holding company/subsidiary structure. As of December 31, 2013, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers is paid by the subsidiary bank, including fees paid to its directors. At December 31, 2013, the Bank employed 213 full time equivalent employees at its main office, operations center, support centers and branch offices. The Company’s relationship with its employees is considered to be good. Employment has remained very stable over the last several years with very little turnover. There are no employment contracts in existence for any employee or officer.

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

The Bank owns approximately 14 acres of vacant land in Abingdon, Virginia, as well as vacant land in Washington County, Virginia for potential future expansion.

All of the existing properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

The Bank owns all its computer and data processing hardware and is a licensee of the software it utilizes.

Item 3.  Legal Proceedings

In 2010, Edith Moser (“Moser”) filed two complaints in the Circuit Court of Washington County, VA, claiming that Highlands Union Bank (the “Bank”) improperly handled the repossession and disposition of collateral from a warehouse in June/July 2008.  Moser also claims that the Bank acted as her business advisor and breached fiduciary duties owed to her in this capacity.  One complaint seeks $700,000 in damages for conversion based solely on the repossession/disposition of collateral.  The second complaint seeks $7,850,000 in damages for breach of fiduciary duty, violation of UCC Article 9, actual fraud, unjust enrichment, and business conspiracy.  In response, the Bank filed demurrers to both complaints, both of which were granted in part and denied in part with leave granted to amend. Moser chose not amend either complaint, opting instead to consolidate her remaining claims into one action.  Moser’s remaining claims against the Bank are for violation of UCC Article 9, fraud, unjust enrichment of personal property, and conversion of personal property.  No trial date has been set. The Bank disputes the allegations and believes that they are without merit.  The Bank intends to continue to vigorously defend itself.  We are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

On January 27, 2014, Angela Welch, as Chapter 7 Trustee for the bankruptcy estate of Frank Michael Mongelluzzi, named the Bank as a defendant in a lawsuit filed in the U.S. District Court for the Middle District of Florida, Tampa Division.  The  complaint states three counts: the first for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.105(1)(a) and 726.108, and/or otherwise applicable law; the second for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.105(1)(b) and 726.108, and/or otherwise applicable law; and the third for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.106(1) and 726.108, and/or otherwise applicable law.  Each count seeks the recovery of $1,246,103.37 in overdraft repayments made by the debtor to the Bank, prejudgment interest, and costs.  The matter is in the pleading stage.  The Bank has responded with a motion to dismiss and intends to vigorously defend itself.  We are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The  Company stock transfer agent is Registrar and Transfer Company.  Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2013 and 2012.

Common Stock Performance – 2013

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$3.00	$1.88	$2.33	$-

Second Quarter	$3.50	$3.00	$3.39	$-

Third Quarter	$4.00	$3.38	$3.58	$-

Fourth Quarter	$4.05	$3.70	$3.98	$-

Common Stock Performance – 2012

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$1.87	$1.25	$1.53	$-

Second Quarter	$2.75	$2.00	$2.37	$-

Third Quarter	$2.75	$1.80	$2.19	$-

Fourth Quarter	$2.75	$1.75	$1.91	$-

 The Company is currently prohibited from paying dividends without regulatory approval under the terms of the Written Agreement dated October 13, 2010. For additional information regarding regulatory restrictions on the Company’s ability to pay dividends, see “Certain Regulatory Considerations - Highlands Union Bank – Limits on Dividend and Other Payments” in Item 1 above.

As of March 12, 2014, the Company had approximately 1,481 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the three months ended December 31, 2013.  The Company does not anticipate any repurchases during 2014 in an effort to retain regulatory capital. In addition, the Company currently is prohibited from repurchasing its common stock without regulatory approval under the terms of the Written Agreement dated October 13, 2010.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	the ability to raise capital as needed;
•	adverse economic conditions in the market area and the impact on credit quality and risks inherent in the loan portfolio such as repayment risk and fluctuating collateral values;
•	our inability to manage, dispose of and properly value non-performing assets and other real estate owned;
•	further deterioration in the housing market and collateral values;
•	our inability to assess the creditworthiness of our loan portfolio and maintain a sufficient allowance for loan losses;
•	our inability to maintain adequate sources of funding and liquidity, including secondary sources such as Federal Home Loan Bank advances;
•	our ability to attract and maintain capital levels adequate to support our asset levels and risk profile;
•	our inability to comply with the written agreement, dated October 13, 2010, with the Federal Reserve Bank of Richmond;
•	our successful management of interest rate risk and changes in interest rates and interest rate policies;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	our ability to successfully manage our strategic plan;

•	difficult market conditions in our industry;
•	problems with technology utilized by us;
•	our ability to successfully manage third-party vendors upon whom we are dependent;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	potential impact on us of recently enacted legislation and future regulation;
•	changes in accounting policies or standards;
•	demand, development and acceptance of new products and services; and
•	changing trends in customer profiles and behavior.

Overview

At December 31, 2013, the Bank separately (on a non-consolidated basis) had total assets of $598.51 million. Total deposits at this date were $488.95 million. The Bank’s net income for 2013 was $2.24 million which produced a return on average assets of 0.38% and a return on average stockholders' equity of 5.82%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

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

The Bank makes money primarily by earning an interest rate spread between the interest rates it earns on loans and securities and interest rates it pays on deposits and other borrowed money. The Company also earns money through fees, service charges and other non-interest income.

As discussed in this Annual Report on Form 10-K, the Company has a Term Loan with Community Bankers Bank, which is secured by the stock of the Bank.  The Term Loan matures on April 21, 2014, the Company does not currently have the resources available to repay the $3.45 million balance, and the parties have not agreed to the terms of renewal or extension.  See “—Liquidity and Capital Resources.”

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

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2013 and 2012:

	2013	2012

Return on Average Assets	0.25%	0.34%
Return on Average Equity	4.70%	6.82%
Basic Earnings (Loss) Per Share	$0.30	$0.40
Fully Diluted Earnings (Loss) per share	$0.30	$0.40
Net Interest Margin (1)	3.29%	3.44%
Average Equity to Average Assets Ratio	5.30%	4.92%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets

Balance Sheet Summary

The following table shows the Company’s key balance sheet indicators at December 31, 2013 and 2012:
(dollar amounts in thousands)

	12/31/13	12/31/12

Securities	$55,318	$57,400
Loans, net	$396,961	$383,049
Deposits	$488,274	$485,340
Assets	$598,312	$592,496

Asset Quality

The following table shows the Company’s key asset quality indicators at December 31, 2013 and 2012:

(dollar amounts in thousands)
	12/31/13	12/31/12
Non-accrual loans	$10,984	$10,544
Loans past due over 90 days and still accruing interest	2	6
Other real estate owned, net	7,834	16,639
Allowance for loan losses to total loans	1.69%	1.91%
Net charge-off ratio	0.49%	0.63%

For further information see the discussion under "Provision and Allowance for Loan Losses" below.

Results of Operations

Net Interest Income
(dollar amounts in thousands)

Net interest income for 2013 was $17,092 or a decrease of $574 from 2012. During 2013 interest income decreased by $1,968. This was a result existing interest earning assets re-pricing at lower rates, and new loans made and securities purchased with lower yields. Average interest earning assets increased approximately $4,717 from 2012. Interest-bearing liabilities also re-priced downward, causing a decrease in interest expense of $1,394. The net result of these changes was a decrease in the Company’s net interest margin from 3.44% in 2012 to 3.29% in 2013. During 2012 and 2013, the Federal Reserve Board continued to maintain rates at historical lows. The federal funds rate remained at a range below .25% as the economy showed only minimal signs of recovery during the year.

The tax equivalent yield on earning assets for 2013 was 4.45%, decreasing 43 basis points as compared to 2012. During the same period, the yield on interest bearing liabilities was 1.34%, which was a decrease of 26 basis points. Average interest bearing liabilities decreased $11,521 from 2012. The Company continued to lower time deposit rates throughout the year in an effort to reduce its cost of funds as well as to reduce total assets. The reduction in the average rates on interest earning assets was partially offset by the reduction in rates paid on interest bearing deposits, primarily time deposits. The Company also re-structured $47,500 of its FHLB borrowings during the third quarter of 2012. (See Note 10 of the Notes to Consolidated Financial Statements).

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2013			2012			2011
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (1)	$398,055	$21,599	5.43%	$400,361	$23,337	5.83%	$428,811	$24,842	5.79%
Securities (2)(3)	66,931	1,441	2.58	63,830	1,676	3.17	67,667	2,162	3.89
Federal funds sold	62,800	146	0.23	58,877	141	0.24	63,466	150	0.24
Total interest-earning assets	$527,786	$23,186	4.45%	$523,068	$25,154	4.88%	$559,944	$27,154	4.93%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$380,808	$2,951	.77%	$392,154	$4,229	1.08%	$433,481	$6,495	1.50%
Other interest bearing liabilities	74,534	3,143	4.22	74,709	3,259	4.36	76,904	3,484	4.53
Total interest-bearing liabilities	$455,342	$6,094	1.34%	$466,863	$7,488	1.60%	$510,385	$9,979	1.96%
Net interest income		$17,092			$17,666			$17,175
Net margin on interest earning assets on a tax equivalent basis			3.29%			3.44%			3.15%
Average interest spread			3.11%			3.28%			2.97%

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

Analysis of Changes in Interest Income and Interest Expense

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).  The increases (decrease) due to change in volume is computed using the change in the average balances between 2013 and 2012 and 2012 and 2011 multiplied by the corresponding current year average rates. The remaining increase or decrease in net interest income is allocated to the change in rate.

Increase/(Decrease) Due to Volume and Rate

	2013 Compared to 2012
Increase (Decrease) in	Increase (decrease) due to change in volume		Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities		$80	$(315)	$(235)
Federal funds sold		9	(4)	5
Loans		(125)	(1,613)	(1,738)
Total Income Change		$(36)	$(1,932)	$(1,968)
INTEREST EXPENSE Savings and time deposits		$(88)	$(1,190)	$(1,278)
Other interest-bearing liabilities		(7)	(109)	(116)
Total Expense Change	$	(95)	$(1,299)	$(1,394)
Increase (Decrease) in Net Interest Income		$59	$(633)	$(574)

	2012 Compared to 2011
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$(122)	$(364)	$(486)
Federal funds sold	(11)	2	(9)
Loans	(1,658)	153	(1,505)
Total Income Change	$(1,791)	$(209)	$(2,000)
INTEREST EXPENSE Savings and time deposits	$(445)	$(1,821)	$(2,266)
Other interest-bearing liabilities	(96)	(129)	(225)
Total Expense Change	$(541)	$(1,950)	$(2,491)
Increase (Decrease) in Net Interest Income	$(1,250)	$1,741	$491

Non-interest Income
(dollar amounts in thousands)

The Company’s non-interest income decreased by $1,120 from 2012 to 2013. The Company had $663 in securities gains in 2012 compared to $758 in losses from securities sales in 2013. During the fourth quarter of 2013, the Company sold its entire portfolio of pooled trust preferred collateralized debt obligation securities (“TruP CDO’s”) with an approximate $3.8 million book value and a pre-tax loss of $758 thousand due to the uncertainty at year end regarding the future accounting implications under the Volcker Rule. Under rules approved mid-December, collateralized debt obligations that are backed by Trups were considered “covered funds” subject to the Volcker Rule’s restrictions. Although regulators have subsequently provided some  relief for community banks, under these December rules, banks would have been forced to divest their TruP CDO investments by July of 2015. The resulting accounting treatment due to the required divestiture would force banks that hold these instruments to write them down completely by year end 2013 since the ability to hold them to recovery would be jeopardized.

Earnings related to the Company’s holdings of Bank Owned Life Insurance totaled $445 and $459 for 2013 and 2012, respectively.  Gains on the sale of fixed assets which is included in other operating income totaled $383 and $0 for 2013 and 2012 respectively. These gains were related to the sale of two lots (one in Bristol, Tennessee and one in Boone, North Carolina) that had been purchased originally for future branch expansion.

Non-interest Expense
(dollar amounts in thousands)

   Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses, other operating expenses, and expenses related to foreclosed assets.. Non-interest expense for 2013 was $21,067, an increase of $1,383 compared to 2012.  Salaries and employee benefits increased by 0.79% or $75. FDIC premiums totaled $1,320 compared to $1,330 in 2012.  OREO (other real estate owned) write-downs, losses on sales and OREO expenses totaled $3,785 in 2013 compared to $2,190 in 2012.  During 2013, the Company initiated a more aggressive approach to sell OREO, including conducting on-site auctions on several OREO properties. This aggressive approach resulted in reducing the Company’s OREO balance by 53% or $8,805 during the year.

Income Taxes
(dollar amounts in thousands)

Income taxes / (benefits) in 2013 totaled $(2,679) compared to $220 in 2012.  The 2013 total includes a partial reversal of $2,000 of the Company’s existing deferred tax valuation allowance. Deferred tax assets represent the future tax benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. As of December 31, 2011, in consideration of uncertainties regarding the timing of improvements in current economic conditions and management’s estimate of future tax liabilities, management provided an allowance of $4,170 to reflect its estimate of net realizable value at that time. As of December 31, 2013, management maintained an allowance of $2 million to reflect its estimate of net realizable value at that date. A valuation allowance will be maintained until the Company determines that it is more probable than not that all of the deferred tax assets will be realized. That determination, among other things, will be based on a pattern of consistent quarter over quarter earnings performance, level of nonperforming assets, capital levels, etc.

Provision and Allowance for Loan Losses
(dollar amounts in thousands)

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loans losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. Prior to the economic downturn, the Company used a straight rolling three-year history by loan category in determining pool allocation factors. However, in response to the elevated level of losses in recent years and the continuing decline in real estate values, the Company modified its pool allocations as of December 31, 2013 and 2012 to apply more weighting to the rates of losses incurred during the more recent periods rather than the average of the prior three years. To calculate the anticipated loan loss in each call report category for ASC 450 loans, the Bank begins with the net loss in each category for each of the last twelve quarters. The Bank uses a rolling twelve quarter weighted historical loss average where the most recent quarters are weighted heavier than the earlier quarters so that the calculation reflects current risk trends within the portfolio.  The weighting used by the Company is similar to the Rule of 78’s with the net losses of the most recent quarter weighted at 12/78ths and those in the first quarter in the twelve quarter period weighted at 1/78th. Therefore, the net losses of the most recent year represent approximately 54% of the calculation compared with 33% if a simple average of losses over the three-year period was used. The total of weighted factors for each call report category is applied to the current outstanding loan balance in each category to calculate expected loss based on historical data for a group of loans with similar risk characteristics.  The same weighting is applied to all loan types.  In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market areas, unemployment trends, the effects of any changes in loan policies, competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors. There can be no assurance however that additional provisions for loan losses will not be required in the future as a result of adverse changes in the economy, or further decreases in real estate values which will affect management’s future assumptions and allowance methodology.

The Company’s allowance for loan losses to total loans was 1.69% and 1.91%, respectively at December 31, 2013 and December 31, 2012.

At December 31, 2013 and 2012, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US generally accepted accounting principles.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2013	2012	2011	2010	2009
Allowance for loan losses at beginning of year	$7,449	$9,024	$10,320	$11,681	$5,171
Loans charged off:
Residential 1-4 Family	452	584	971	907	119
Multifamily	-	246	246	258	-
Construction and Land Loans	127	518	1.857	1.747	-
Commercial, Owner Occupied	52	686	517	746	1,013
Commercial, Non-owner occupied	408	183	276	46	40
Second Mortgages	134	90	351	485	-
Equity Lines of Credit	3	23	25	81	84
Farmland	40	4	272	131	403

Secured (other ) and unsecured
Personal	274	300	412	556	670
Commercial	408	592	934	1,056	698
Agricultural	12	2	98	24	-
Overdrafts	170	153	173	207	220
Total	2,080	3,381	6,132	6,244	3,247
Recoveries of loans previously charged off:

Residential 1-4 Family	19	161	19	1	-
Multifamily	-	-	-	-	-
Construction and Land Loans	5	453	53	-	-
Commercial, Owner Occupied	-	5	-	3	-
Commercial, Non-owner occupied	-	2	-	-	-
Second Mortgages	-	3	10	-	1
Equity Lines of Credit	-	-	-	1	-
Farmland	-	2	20	-	-

Secured (other ) and unsecured
Personal	75	74	69	54	114
Commercial	31	144	16	19	12
Agricultural	6	4	1	3	16
Overdrafts	-	-	-	3	-

Total	136	848	188	84	143

Net loans charged off	1,944	2,533	5,944	6,160	3,104
Provision for loan losses	1,320	958	4,648	4,799	9,614
Allowance for loan losses end of year	$6,825	$7,449	$9,024	$10,320	$11,681
Average total loans (net of deferred fees)	$398,055	$400,361	$428,811	$479,367	$490,481
Total loans (net of deferred fees) at year-end	$403,786	$390,498	$407,804	$450,594	$486,119
Ratio of net charge-offs to average loans	0.49%	0.63%	1.39%	1.28%	0.63%
Ratio of provision for loan losses to average loans	0.33%	0.24%	1.08%	1.00%	1.96%
Ratio of provision for loan losses to net charge-off	67.90%	37.82%	78.20%	77.91%	309.72%
Allowance for loan losses to year-end loans	1.69%	1.91%	2.21%	2.29%	2.40%

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

Management’s review of commercial and other loans may result in a determination that a loan should be placed on non-accrual. It is the policy of the Bank to discontinue the accrual of interest on any loan on which full repayment of principal and / or interest is doubtful. Subsequent collection of interest is recognized as income on a cash basis upon receipt or a reduction of the  principal balance if the collection of all principal is not certain. Placing a loan on non-accrual status for the purpose of income recognition is not in itself a reliable indication of potential loss of principal. Other factors, such as the value of the collateral securing the loan and the financial condition of the borrower serve as more reliable indicators of potential loss of principal.

The policy of the Bank is that non-performing loans consist of loans accounted for on a non-accrual basis and loans which are contractually past due 90 days or more in regards to interest and/or principal payments. The following table presents non-performing loans at December 31.

	2013	2012	2011	2010	2009
	(Amounts in thousands)

Non-performing loans	$10,986	$10,550	$20,795	$18,881	$15,819

Non-accrual loans	$10,984	$10,544	$19,345	$14,353	$11,559

Loans past-due 90 days and more and still accruing	$2	$6	$1,450	$4,528	$4,260

Interest income lost on non-accruing loans	$620	$725	$1,187	$925	$497

The Company has seen the greatest deterioration of its commercial real estate loan portfolio in the Sevierville, Tennessee and North Carolina market areas.

Due to the significant increase in non-performing loans the Company significantly increased its loan loss provisions from 2009 to 2011 as compared to previous years. The allowance for loan losses to total loans decreased from 1.91% to 1.69% during 2013. This was primarily due to reduced provisions and to loans being transferred into OREO and/or liquidated and subsequently written down to current market values out of specific reserves allocated to such loans. It is management’s opinion that at December 31, 2013, the allowance for loan losses was determined to be in accordance with US generally accepted accounting principles and is adequate. The allowance for loan losses is reviewed and approved quarterly by the Board of Directors.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2013, 2012, 2011, 2010 and 2009.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2013			2012			2011
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$975	14.29%	43.49%	$1,242	16.67%	42.90%	$1,618	17.93%	41.39%
Multifamily	143	2.09	5.09	280	3.76	4.44	477	5.29	3.77
Construction and Land Loans	230	3..37	4.58	823	11.05	4.90	1,746	19.35	5.70
Commercial – Owner Occupied	1,029	15.08	17.66	1,039	13.95	16.50	1,209	13.40	17.48
Commercial Non Owner Occupied	1,415	20.73	9.18	1,075	14.43	9.09	400	4.43	8.94
Second Mortgages	153	2.24	1.96	161	2.16	2.38	371	4.11	3.00
Equity Line of Credit	50	0.73	1.95	30	0.40	2.12	69	0.76	2.23
Farmland	65	0.95	2.31	97	1.30	2.86	336	3.72	2.99

Personal	483	7.08	5.06	486	6.53	5.72	764	8.47	5.83
Commercial	1,193	17.48	7.81	1,530	20.54	8.15	1,620	17.95	7.94
Agricultural	71	1.04	.83	-	-	.86	-	-	.68

Overdrafts	-	-	0.08	-	-	0.08	-	-	0.05
Unallocated	1,018	14.92	-	686	9.21	-	414	4.59	-

Total	$6,825	100.00%	100.00%	$7,449	100.00%	100.00%	$9,024	100.00%	100.00%

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2010			2009
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$1,521	14.74%	38.91%	$384	3.29%	37.80%
Multifamily	229	2.22	3.46	184	1.57	2.65
Construction and Land Loans	2,155	20.88	6.85	2,113	18.09	9.64
Commercial – Owner Occupied	504	4.88	17..35	3.863	33.07	17.63
Commercial Non Owner Occupied	1,353	13.11	9.67	1,846	15.81	8.43
Second Mortgages	323	3.13	3.13	300	2.57	3.49
Equity Line of Credit	83	.80	2.22	242	2.07	2.09
Farmland	229	2.22	2.83	503	4.31	2.30

Personal	516	5.00	5.93	918	7.86	6.10
Commercial	2,119	20.53	8.97	814	6.97	9.21
Agricultural	66	.64	0.63	-	-	0.63

Overdrafts	-	0.00	.05	15	0.12	0.04
Unallocated	1,222	11.85	-	499	4.27	-

Total	$10,320	100.00%	100.00%	$11,681	100.00%	100.00%

Financial Condition

Balance Sheet
(dollar amounts in thousands)

Total assets of the Company increased by $5,816 or 0.98% in 2013.  Average interest earning assets increased approximately $4,717 from 2012. The Company has made a concerted effort to reduce its higher risk weighted assets to improve the Company’s and the Bank’s regulatory capital ratios. Average interest bearing liabilities, primarily time deposits, decreased by $11,521 from 2012. Total deposits increased $2,934 as the Company continued to see an increase in both non-interest bearing and interest bearing transaction accounts.

Loans
(dollar amounts in thousands)

Loans net of unearned income and deferred fees increased by $13,288 or 3.40% in 2013. 2013 represented the first year since the recession that loan growth occurred. Loans decreased approximately $100 million during the previous four years due to stagnant loan demand and the Company’s plan to reduce higher risk weighted assets, primarily commercial real estate loans and other commercial loans.

Prior to the economic downturn, the Company’s portfolio of commercial, construction and land development loans had experienced significant growth. During the last four years, the Company has made a concerted effort to reduce its commercial real estate, construction and land loans as these types of loans provide the greatest risk of loss due to declining real estate values in many of the markets served by the Bank. As construction and commercial lending has slowed significantly in the last four years, a diligent effort has been made to concentrate on permanent financing for residential mortgages.

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

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2013		2012		2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$175,860	43.49%	$167,777	42.90%	$169,027	41.39%	$175,522	38.90%	$183,983	37.80%
Multi-family	20,592	5.09	17,348	4.44	15,375	3.77	15,593	3.46	12,895	2.65
Construction and Land Loans	18,509	4.58	19,161	4.90	23,295	5.70	30,901	6.85	46,929	9.64
Commercial, Owner Occ.	71,459	17.66	64,504	16.50	71,367	17.48	78,279	17.35	85,791	17.63
Commercial, Non Owner Occupied	37,117	9.18	35,536	9.09	36,489	8.94	43,652	9.67	41.032	8.43
Second Mortgages	7,934	1.96	9,298	2.38	12,247	3.00	14,132	3.13	16,980	3.48
Equity Lines of Credit	7,884	1.95	8,287	2.12	9,126	2.23	10,016	2.22	10,164	2.09
Farmland	9,322	2.31	11,180	2.86	12,207	2.99	12,790	2.83	11,176	2.30
	$348,677	86.22%	$333,091	85.19%	$349,133	85.50%	$380,885	84.41%	$408,950	84.02%

Secured, Other and Unsecured
Personal	$20,472	5.06%	$22,358	5.72%	$23,824	5.83%	$26,773	5.94%	$29,703	6.10%
Commercial	31,575	7.81	31,927	8.15	32,407	7.94	40,471	8.97	44,840	9.21
Agricultural	3,376	0.83	3,372	0.86	2,784	0.68	2,848	0.63	3,069	0.63
	$55,423	13.70%	$57,657	14.73%	$59,015	14.45%	$70,092	15.54%	$77,612	15.94%

Overdrafts	$304	0.08%	$297	0.08%	$207	0.05%	$214	0.05%	$191	0.04%

Loans, gross	$404,404	100.00%	$391,045	100.00%	$408,355	100.00%	$451,191	100.00%	$486,753	100.00%

The following table shows the maturity of loans outstanding, inclusive of expected prepayments and contractual amortization, at December 31, 2013:     (Non accrual loan balances are reflected in the immediate time period)

	December 31, 2013 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$35,236	$16,716	$66,101	$39,591	$2,826	$12,498	$172,968
Multi-family	3,206	394	15,430	903	-	659	20,592
Construction and Land Loans	3,372	993	8,697	812	1,084	1,500	16,458
Commercial , Owner Occupied	14,414	3,836	37,089	3,135	4,185	5,795	68,454
Commercial, Non-Owner Occupied	7,593	2,021	18,166	1,651	2,205	3,053	34,689
Second Mortgages	2,378	484	4,090	664	-	225	7,841
Equity Line of Credit	-	630	-	2,055	-	4,881	7,566
Farmland	2,783	661	4,669	419	-	644	9,176
Secured, Other and Unsecured					-
Personal	6,763	3,497	6,768	511	214	2,574	20,327
Commercial	10,391	5,208	15,497	203		11	31,310
Agricultural	1,094	548	1,711	21	-	1	3,377
Overdrafts	304	-	-	-	-	-	304

Non Accrual Loans	10,984	-	-	-	-	-	10,984

Loans, Gross	$98,518	$34,988	$178,218	$49,965	$10,514	$31,841	$404,404

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

At December, 2013 OREO balances were $7,834 and consisted of 29 relationships. At December, 2012 OREO balances were $17,139 and consisted of 54 relationships. The following chart details each category type, number of relationships and balance.

OREO Property at 12/31/2013

OREO Description	Number	Balance at 12/31/13
		(in thousands)
Land Development - Vacant Land	12	$1,854
1-4 Family	8	2,409
Multifamily	1	523
Commercial Real Estate	8	3,048

Total	29	$7,834

OREO Property at 12/31/2012

OREO Description	Number	Balance at 12/31/12
		(in thousands)
Land Development - Vacant Land	21	$4,208
1-4 Family	17	4,593
Multifamily	2	2,718
Commercial Real Estate	14	5,620

Total	54	$17,139

The following table shows the activity related to OREO for the periods ended December 31, 2013 and 2012.

OREO Description	2013	2012

Beginning balance, January 1	$17,139	$17,224
Additions	3,737	8,629
Deletions	13,042	8,714
Ending Balance, December 31	$7,834	$17,139

The Company’s major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, and Boone and Banner Elk, North Carolina. There has been greater deterioration in the Sevierville, Tennessee commercial real estate market compared to the other markets we serve. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	December 31, 2013		December 31, 2012

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	9	$3,412	14	$6,678
Southwest VA and Tri-city TN Area	12	2,882	21	5,122
Boone and Banner Elk NC Area	8	1,540	19	5,339

Total	29	$7,834	54	$17,139

The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO which has been negatively affected by the current economic climate and the resulting reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebound from the recession. Management has allocated significant resources to facilitate sales of OREO to reduce the Company’s non-performing assets. During 2013, the Company initiated a more aggressive approach to sell OREO, including conducting on-site auctions on several OREO properties. This aggressive approach resulted in reducing the Company’s OREO balance by 53% or $8,805 during the year. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods.

Securities
(dollar amounts in thousands)

Investment securities available for sale decreased $2,082 (market value) from December 31, 2012 to December 31, 2013.  The Company made only a limited number of purchases during 2013 primarily due to the possible need for “on-balance” sheet liquidity and because of the current low investment yields available.

Yields on typical investment securities continued to be very low during 2012 and 2013. Purchases during the year consisted primarily of fixed rate Government National Mortgage Association (“GNMA”) mortgage backed securities which have the full faith and credit of the US government and also carry a zero risk weighting. During the year, management continued its investment strategy to purchase securities that will blend in with the Company’s overall asset liability strategy, contain zero risk weighting and also maximize yield. The majority of the recent pay downs were contractual amortization and prepayments on variable rate securities as a result of prepayments occurring on the underlying mortgages.

During the fourth quarter of 2013, the Company sold its entire portfolio of pooled trust preferred collateralized debt obligation securities (“TruP CDO’s”) with an approximate $3.8 million book value and a pre-tax loss of $758 thousand due to the uncertainty at year end regarding the future accounting implications under the Volcker Rule. Under rules approved mid-December, collateralized debt obligations that are backed by Trups were considered “covered funds” subject to the Volcker Rule’s restrictions. Although regulators have subsequently provided some relief for community banks, under these December rules, banks would have been forced to divest their TruP CDO investments by July of 2015. The resulting accounting treatment due to the required divestiture would force banks that hold these instruments to write them down completely by year end 2013 since the ability to hold them to recovery would be jeopardized.  Prior to December 2013, the Company had assigned a market value of approximately $400 thousand to these securities using a discounted cash flow calculation containing multiple assumptions pertaining to future deferral / defaults, recovery periods, cures, redemptions, etc. Up until mid 2013, the market for these instruments had been inactive for the past 4 years due to the severity of the recession and the related impact it had on banks and other financial service institutions that were the underlying issuers of the TruP CDO’s.

Investment Portfolio

The following table presents the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2013.

	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$-	$-	$-	$21,787	2.32%	$21,787	$21,951
Mtg.-backed Sec – variable rate	-	-	4	8,949	0.58	8,953	9,033
State & Municipal’s – tax exempt	-	128	250	8,060	6.31	8,438	8,672
State & Municipal’s – taxable	-	-	1,099	-	2.12	1,099	1,123
Single Issue Trust Preferred	-	-	-	883	6.85	883	907
SBA bonds – fixed rate			2,283	11,353	1.76	13,636	14,373
SBA bonds – variable rate	-	-	-	23	0.82	23	23
SLMA	499	-	-		3.50	499	500
TOTAL	499	$128	$3,636	$51,055		$55,318	$56,582
Total fixed rate securities	$-	$128	$3,632	$42,083		$45,843	$47,026
Total variable rate securities	$499	$-	$4	$8,972		$9,475	$9,556

Mortgage backed securities / CMOs- All of the MBS / CMOs listed above are agency (FHLMC, FNMA, GNMA) issues. The Company does not hold any non-agency mortgage backed securities.

State and Municipals - A breakdown of the Company’s municipal bond portfolio is shown in the following table segregated by credit rating (Moody’s or S & P).

Credit Rating	Fair Value	Amortized Cost
AA+	$1,099	$1,123
AA-	$3,031	$3,036
Aa2	$763	$777
A2	$549	$552
A1	$240	$240
A	$421	$403
Baa1	$1,086	$1,091
NR	$2,348	$2,573
TOTAL	$9,537	$9,795

All of the above non-rated securities were rated investment grade when purchased by the Company. Due to the financial crisis, a significant number of municipal bonds are no longer rated by the various rating agencies, even though they do have underlying credit support. All except two of the underlying issuers (municipalities) of the non-rated munis above totaling $2.35 million have had subsequent parity issues that have been rated investment grade. The Company performs periodic credit reviews on any non-rated munis that additionally have not had a subsequent parity issued currently rated “investment grade.”

Single Issue Trust Preferred – Both of the single issue trust preferred securities held by the Bank are issued by large regional or national banks that are well capitalized institutions. The Company reviews the filings of these institutions on a quarterly basis.

SBA Pools - All of the SBA pools owned by the Company have the full faith and credit of the US government and carry a zero risk weighting.

	Fair Value	Amortized Cost
Single Issue Trust Preferred	883	907
SLMA (rated BBB)	499	500
SBA Pools	13,659	14,396

Deposits / Funding
(dollar amounts in thousands)

Total deposits increased by $2,934 or 0.60% in 2013. Non-interest bearing demand deposits increased by $1,368. Interest bearing demand deposits increased by $17,661. Total time deposits decreased by $20,308. Savings accounts increased by $4,213 during the year. The decrease in time deposits is primarily a result of the Company’s actions to reduce its higher cost CD’s in an effort to lower its overall cost of funds. The average rate paid on time deposits during 2013 decreased 40 basis points compared to the prior year. The Company has experienced a significant increase in demand deposits. The Company over the years has used its alternative funding sources (primarily FHLB advances) to help facilitate growth.  As of December 31, 2013, the Company had $67,900 of FHLB borrowings. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale. During the third quarter of 2012, the Bank restructured $47,500 of its $67,900 of FHLB borrowings. This restructuring resulted in a decrease in the weighted average borrowing rate by approximately 100 basis points or approximately $480,000 in reduced interest expense annually.  It also extended the average maturity dates on these borrowings by approximately 2.5 years.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Dollars in Thousands)
	2013	2012

Non-interest bearing demand deposits	$107,328	$105,960
Interest bearing demand deposits	116,052	98,391
Savings deposits	79,558	75,345
Time deposits	185,336	205,644
Total Deposits	$488,274	$485,340

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$105,560	0.00%	$101,935	0.00%	$95,419	0.00%
Interest-bearing demand deposits	107,940	0.41	94,770	0.46	92,050	0.69
Savings deposits	78,623	0.25	72,629	0.30	64.998	0.38
Time deposits	194,245	1.19	224,755	1.59	276,433	2.05
Total	$486,368		$494,089		$528,900

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2013 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$9,962
Over 3 months through 6 months	7,994
Over 6 months through 12 months	10.150
Over 12 months	29,263
Total	$57,369

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

The Company’s liquidity ultimately depends on dividends paid by the Bank, its wholly owned subsidiary.  The Company and the Bank are currently prohibited from paying a dividend without the prior regulatory approval.  It is unlikely that our regulators would approve any such dividend.

In April 2009, the Company entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 and a Closed-End Term Loan of up to $4,500,000 (the “Term Loan”).  The Company pledged the stock of the Bank as collateral for these loans.  Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company and CBB modified the Term Loan to extend the amortization period of the loan for a new 20-year period.  The Company simultaneously paid off the Revolving Line of Credit.

The Term Loan has a balloon maturity on April 21, 2014.  At December 31, 2013, the Company had a balance outstanding of $3,449,825 on the Term Loan, and the Company’s sources of liquidity included $178 thousand in cash.  In addition, primarily due to the balloon maturity in April 2014, the Company is in technical violation of the loan agreement pertaining to debt service coverage as of December 31, 2013. For the past several months, the Company has been exploring various options to repay and renegotiate the Term Loan.  In particular, the Company is in the process of privately raising funds to repay the Term Loan at maturity.  The Company currently expects that these transactions will be consummated and will enable the Company to repay the Term Loan prior to April 21, 2014.  In addition, through negotiations with CBB, the Company expects that, if it is unable to repay the Term Loan on or before maturity, it will be able to extend the Term Loan for thirty-six months.  Prior to the date of filing this Annual Report on Form 10-K, the Company deposited funds into a reserve account held at CBB for principal and interest payments for the initial six-month period.  Certain of the Company’s directors and executive officers have committed to injecting capital into the Company to fund the remaining payments due under the three-year extension.

While we believe that we will be able to successfully implement these alternatives, there can be no assurance that we will be able to do so.  If the Company is unable to repay or extend the maturity date of the Term Loan prior to its maturity on April 21, 2014, the Company would be in default under the Term Loan, which could result in the enforcement of any and all legal and contractual remedies against the Company, including seizure of the Bank’s common stock, the collateral for the Term Loan.  The potential impact if the Company is unable to repay, replace or extend the maturity date of the Term Loan prior to maturity raises substantial doubt about our ability to continue as a going concern.

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

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2013:

Report of Independent Registered Public Accounting Firm on the Financial Statements;
Consolidated Balance Sheets as of December 31, 2013 and 2012;
Consolidated Statements of Income for the years ended December 31, 2013 and 2012;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012;
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and
Notes to Consolidated Financial Statements for December 31, 2013

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

Management’s Annual Report on Internal Control over Financial Reporting is incorporated by  reference from the Consolidated Financial Report to Shareholders for the fiscal year ended December 31, 2013.

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees” and “Code of Ethics” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings  “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2013, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Aveage Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	106,900	$14.76	--

Equity Compensation Plans Not Approved by Shareholders (b)	----	$-	200,000

Total	106,900	$14.76	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	The response to this portion of Item 15 is submitted as a separate section of this report.

	(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2013 Consolidated Financial Statements.

	(3)	Exhibits:

		3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

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

HIGHLANDS BANKSHARES, INC.

Date: March 31, 2014		BY:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

BY:	/s/ Robert M. Little, Jr	BY	/s/ James R. Edmondson
	Robert M. Little, Jr.		James R. Edmondson
	Chief Financial Officer		Vice President of Accounting
	Principal Financial Officer		Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 28, 2014.

Signature	Title	Date

/s/ James D. Morefield	Chairman of the Board, and Director	March 31, 2014
James D. Morefield

/s/ Dr. James D. Moore, Jr.	President	March 31, 2014
Dr. James D. Moore, Jr.

/s/ J. Carter Lambert	Vice Chairman	March 31, 2014
J. Carter Lambert

/s/ Samuel L. Neese	Executive Vice President, and Chief	March 31, 2014
Samuel L. Neese	Executive Officer (principal executive officer)

Signature	Title	Date

/s/ Clydes B. Kiser	Director	March 31, 2014
Clydes B. Kiser

/s/ Charles P. Olinger	Director	March 31, 2014
Charles P. Olinger

/s/ H. Ramsey White, Jr	Director	March 31, 2014
H. Ramsey White, Jr

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.

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

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).