Form 10-K/A
period 2013-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2014-04-04
CIK 1008579

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends and restates the annual report on Form 10-K of Highlands Bankshares, Inc. (the “Company”) for the fiscal year ended December 31, 2013, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”).  In the Original Filing, the Company disclosed that the Company’s potential inability to repay its term loan that matures on April 21, 2014 raised substantial doubt about its ability to continue as a going concern.  The report of the Company’s independent registered public accountants included in the Original Filing also included a similar statement.

On April 3, 2014, the Company received a commitment letter from the lender to renew the term loan and extend its maturity to October 21, 2017. The Company has deposited funds with the lender for principal and interest payments for the first six months of this extension period and has executed agreements with certain of its directors and executive officers to inject capital into the Company to fund the remaining payments necessary to close the renewal.  As a result of these developments, the Company’s condition no longer raises substantial doubt about its ability to continue as a going concern, and the Company is filing the Amendment to reflect these events.

Specifically, this Amendment amends: Items 1 (Business) and 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to update the Company’s disclosure regarding liquidity and capital and references thereto; Item 8 (Financial Statements and Supplementary Data) to update the report of the Company’s independent registered public accountants and to replace note 25 therein entitled “Going Concern” with a new footnote entitled “Subsequent Events”; and Item 9B (Other Information) to disclose the events described above.

No other information in the Original Filing is amended hereby. While the foregoing items have been updated, this Amendment does not reflect any other events occurring after the Original Filing. In addition, currently dated certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Amendment as Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, respectively.

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

Recent Developments

On April 3, 2014, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain directors and executive officers of the Company, pursuant to which the Investors will invest an aggregate of $749,000 in the Company for 214,000 newly issued shares of the Company’s common stock, par value $0.625 per share (“Common Stock”) at a purchase price of $3.50 per share (the “Private Placement”).  The Company expects the Private Placement to close on or about April 10, 2014.

The Company expects to use the proceeds of the Private Placement to fund the closing of the renewal of the Term Loan, as described under “—Liquidity and Capital Resources.”  In addition, the Company is in the process of privately raising funds that will be used, in part, to fund the full repayment of the Term Loan.

The securities to be issued and sold under the Purchase Agreements were offered and will be sold by the Company in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) thereunder. McKinnon & Company, Inc. served as placement agent with respect to the Company’s fundraising efforts and will receive compensation of approximately $7,500 upon the closing of the Private Placement.

Also on April 3, 2014, the Company and CBB entered into an agreement to renew the Term Loan (the “Loan Commitment”), as discussed under “—Liquidity and Capital Resources.”

Pursuant to the Loan Commitment, CBB agreed to renew the Term Loan, at the same rate of 6.75%.  The renewed Term Loan payments are calculated based on an amortization schedule not to exceed 17 years, with all principal and interest due on the new maturity date of October 21, 2017.  The stock of the Bank continues to serve as collateral for this loan.   The Company has the ability to close the renewal of the Term Loan by depositing approximately $849 thousand with CBB prior to April 21, 2014.  The Company expects to close the renewal on or before April 21, 2014 using funds already deposited with CBB and additional funds from the sale of common stock to certain directors and executive officers of the Company.  The Company also is subject to certain covenants and conditions, including that it will remain “well capitalized” for regulatory purposes and maintain a debt service coverage ratio of 2.00 to 1.00 and with respect to certain material adverse changes and changes in ownership. The Company has the option to terminate the Loan Commitment at any time without further obligation to CBB, and the loan may be repaid at any time without penalty.

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

In April 2009, the Company entered into a $7,500,000 Loan Commitment Agreement with Community Bankers Bank (“CBB”), pursuant to which CBB agreed to extend to the Company an aggregate of $7,500,000 under a Revolving Line of Credit of up to $3,000,000 and a Closed-End Term Loan of up to $4,500,000 (the “Term Loan”).  The Company pledged the stock of the Bank as collateral for these loans, which means the Company’s default under the Term Loan could result in the seizure and sale of the Bank’s common stock.  Proceeds of the loans of $3,200,000 were down-streamed into the Bank as additional Tier 1 capital with the remaining proceeds of $2,300,000 held in cash by the Company. Subsequently, during the second quarter of 2011, the Company and CBB modified the Term Loan to extend the amortization period of the loan for a new 20-year period.  The Company simultaneously paid off the Revolving Line of Credit.

The Term Loan has a balloon maturity on April 21, 2014.  At December 31, 2013, the Company had a balance outstanding of $3,449,825 on the Term Loan, and the Company’s sources of liquidity included $178 thousand in cash.  In addition, primarily due to the balloon maturity on April 21, 2014, the Company was in technical violation of the loan agreement pertaining to debt service coverage as of December 31, 2013; however, the Company received a waiver of this violation on April 3, 2014.  For the past several months, the Company has been exploring various options to repay and renegotiate the Term Loan.  Subsequent to December 31, 2013, the Company negotiated and received a commitment letter from CBB for a renewal of the Term Loan for an additional thirty-month period.  The Company has deposited funds into a reserve account held at CBB for principal and interest payments for the first six months of this renewal period.  As disclosed in additional detail under “Recent Developments,” certain of the Company’s directors and executive officers have committed to injecting capital into the Company to fund the remaining payments necessary to close the renewal, which is expected to occur on or before April 21, 2014.

In addition, the Company is in the process of privately raising funds that will be used, in part, to fund the full repayment of the Term Loan.  The Company currently expects to consummate this private fundraising in the second quarter of 2014; however, there can be no assurance of when or if we will be able to do so.

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

Item 9B. Other Information

On April 3, 2014, the Company entered into securities purchase agreements with certain directors and executive officers of the Company.   These transactions are described in more detail in “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments,” which description is incorporated by reference herein.

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

HIGHLANDS BANKSHARES, INC.

Date: April 4, 2014		BY:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

BY:	/s/ Robert M. Little, Jr	BY	/s/ James R. Edmondson
	Robert M. Little, Jr.		James R. Edmondson
	Chief Financial Officer		Vice President of Accounting
	Principal Financial Officer		Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 28, 2014.

Signature	Title	Date

/s/ James D. Morefield	Chairman of the Board, and Director	April 4, 2014
James D. Morefield

/s/ Dr. James D. Moore, Jr.	President	April 4, 2014
Dr. James D. Moore, Jr.

/s/ J. Carter Lambert	Vice Chairman	April 4, 2014
J. Carter Lambert

/s/ Samuel L. Neese	Executive Vice President, and Chief	April 4, 2014
Samuel L. Neese	Executive Officer (principal executive officer)

Signature	Title	Date

/s/ Clydes B. Kiser	Director	April 4, 2014
Clydes B. Kiser

/s/ Charles P. Olinger	Director	April 4, 2014
Charles P. Olinger

/s/ H. Ramsey White, Jr	Director	April 4, 2014
H. Ramsey White, Jr

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended April 4, 2009.

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