Form 10-Q
period 2014-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2014-05-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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
        7,684,401 shares of common stock, par value $0.625 per share, outstanding as of  May 14, 2014

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2014

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) March 31, 2014	(Note 1) December 31, 2013
ASSETS
Cash and due from banks	$16,321	$16,965
Federal funds sold	73,587	67,030

Total Cash and Cash Equivalents	89,908	83,995

Investment securities available for sale (amortized cost $54,996 at March 31, 2014, $56,582 at December 31, 2013)	54,253	55,318
Other investments, at cost	4,538	4,710
Loans, net of allowance for loan losses of $6,679 at March 31, 2014, $6,825 at December 31, 2013	399,386	396,961
Premises and equipment, net	20,193	20,188
Deferred tax assets	10,129	10,444
Interest receivable	2,307	2,171
Bank owned life Insurance	14,239	14,132
Other real estate owned	7,754	7,834
Other assets	2,594	2,559

Total Assets	$605,301	$598,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$113,441	$107,328
Interest bearing	380,747	380,946

Total Deposits	494,188	488,274

Interest, taxes and other liabilities	2,865	2,595
Other short-term borrowings	23,473	23,500
Long-term debt	47,789	47,802
Capital securities	3,150	3,150

Total Other Liabilities	77,277	77,047

Total Liabilities	571,465	565,321

STOCKHOLDERS’ EQUITY

Common stock (5,011 shares issued and outstanding)	3,132	3,132
Additional paid-in capital	7,783	7,783
Retained earnings	23,411	22,910
Accumulated other comprehensive loss	(490)	(834)

Total Stockholders’ Equity	33,836	32,991

Total Liabilities and Stockholders’ Equity	$605,301	$598,312

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
INTEREST INCOME
Loans receivable and fees on loans	$5,392	$5,403
Securities available for sale:
Taxable	222	203
Exempt from taxable income	123	141
Other investment income	45	30
Federal funds sold	38	40

Total Interest Income	5,820	5,817

INTEREST EXPENSE
Deposits	663	785
Other borrowed funds	741	715

Total Interest Expense	1,404	1,500

Net Interest Income	4,416	4,317

Provision for Loan Losses	265	219

Net Interest Income after Provision for Loan Losses	4,151	4,098

NON-INTEREST INCOME
Securities gains (losses), net	-	(4)
Service charges on deposit accounts	452	499
Other service charges, commissions and fees	399	407
Other operating income	149	165

Total Non-Interest Income	1,000	1,067

NON-INTEREST EXPENSE
Salaries and employee benefits	2,467	2,403
Occupancy expense of bank premises	280	303
Furniture and equipment expense	302	310
Other operating expense	1,189	1,351
Foreclosed Assets – Write-down and Operating Expenses	273	218

Total Non-Interest Expense	4,511	4,585

Income Before Income Taxes	640	580

Income Tax Expense (Note 3)	139	116

Net Income	$501	$464

Basic Earnings Per Common Share (Note 6)	$0.10	$0.09

Earnings Per Common Share – Assuming Dilution	$0.10	$0.09

Dividends Per Share	$-	$-

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net Income	$501	$464

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	521	(142)
Less: reclassification adjustment for losses included in net income	-	4
Other Comprehensive Income, before tax	521	(138)
Income tax expense (benefit) related to other comprehensive income	177	(45)
Other Comprehensive Income (Loss)	344	(93)
Comprehensive Income	$845	$371

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$501	$464
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	265	219
Depreciation and amortization	221	236
Net realized losses on available for sale securities	-	4
Net amortization on securities	117	179
Amortization of Capital issue costs	1	1
Increase in interest receivable	(136)	(32)
Valuation adjustment of other real estate owned	111	61
Decrease in other assets	43	319
Increase in interest, taxes and other liabilities	297	203

Net cash provided by operating activities	1,420	1,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	-	1,341
Proceeds from maturities of debt and equity securities	1,469	2,359
Purchase of debt and equity securities	-	(4,195)
Redemption of other investments	172	220
Net increase in loans	(3,020)	(5,262)
Proceeds from sales of other real estate owned	219	1,300
Premises and equipment expenditures	(221)	(91)

Net cash used in investing activities	(1,381)	(4,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(3,049)	(6,656)
Net increase in demand, savings and other deposits	8,963	11,508
Decrease in short-term borrowings	(27)	(6)
Decrease in long-term debt	(13)	(40)

Net cash provided by financing activities	5,874	4,806

Net increase in cash and cash equivalents	5,913	2,132
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	83,995	81,208

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89,908	$83,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,139	$1,504
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$330	$339
Loans originated from sales of other real estate owned	$56	$271

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2012	5,011	$3,132	$7,783	$21,428	$(1,871)	$30,472

Net income	-	-	-	464	-	464

Other comprehensive loss	-	-	-	-	(93)	(93)

Balance, March 31, 2013	5,011	$3,132	$7,783	$21,892	$(1,964)	$30,843

Balance, December 31, 2013	5,011	$3,132	$7,783	$22,910	$(834)	$32,991

Net income	-	-	-	501	-	501

Other comprehensive income	-	-	-	-	344	344

Balance, March 31, 2014	5,011	$3,132	$7,783	$23,411	$(490)	$33,836

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2013 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2013 Form 10-K. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)

The composition of net loans is as follows:

	March 31, 2014	December 31, 2013
Real Estate Secured:
Residential 1-4 family	$181,396	$175,860
Multifamily	20,178	20,592
Construction and Land Loans	18,248	18,509
Commercial, Owner Occupied	71,757	71,459
Commercial, Non-owner occupied	35,331	37,117
Second mortgages	7,807	7,934
Equity lines of credit	7,536	7,884
Farmland	8,922	9,322
	351,175	348,677

Secured (other) and unsecured
Personal	19,900	20,472
Commercial	32,263	31,575
Agricultural	3,065	3,376
	55,228	55,423

Overdrafts	285	304

	406,688	404,404
Less:
Allowance for loan losses	6,679	6,825
Net deferred fees	623	618
	7,302	7,443

Loans, net	$399,386	$396,961

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of March 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$4,646	$1,433	$3,264	$9,343	$172,053	$181,396	$-
Equity lines of credit	60	58	281	399	7,137	7,536	-
Multifamily	-	-	-	-	20,178	20,178	-
Farmland	227	206	129	562	8,360	8,922	-
Construction, Land Development, Other Land Loans	726	24	1,.642	2,392	15,856	18,248	-
Commercial Real Estate- Owner Occupied	594	329	2,096	3,019	68,738	71,757	-
Commercial Real Estate- Non Owner Occupied	1,559	-	2,608	4,167	31,164	35,331	-
Second Mortgages	39	68	81	188	7,619	7,807	-
Non Real Estate Secured
Personal	389	78	234	701	19,484	20,185	25
Commercial	321	133	228	682	31,581	32,263	-
Agricultural	-	-	-	-	3,065	3,065	-

Total	$8,561	$2,329	$10,563	$21,453	$385,235	$406,688	$25

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,219	$1,805	$2,699	$7,723	$168,137	$175,860	$-
Equity lines of credit	-	-	318	318	7,566	7,884	-
Multifamily	-	97	-	97	20,495	20,592	-
Farmland	38	-	129	167	9,155	9,322	-
Construction, Land Development, Other Land Loans	303	117	1,615	2,035	16,474	18,509	-
Commercial Real Estate- Owner Occupied	665	26	1,610	2,301	69,158	71,459	-
Commercial Real Estate- Non Owner Occupied	234	2,257	637	3,128	33,989	37,117	-
Second Mortgages	341	3	56	400	7,534	7,934	-
Non Real Estate Secured
Personal	357	177	146	680	20,096	20,776	2
Commercial	1,344	121	266	1,731	29,844	31,575	-
Agricultural	29	-	-	29	3,347	3,376	-

Total	$6,530	$4,603	$7,476	$18,609	$385,795	$404,404	$2

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

The following is a summary of non-accrual loans at March 31, 2014 and December 31, 2013:
	March 31, 2014	December 31, 2013
Real Estate Secured
Residential 1-4 Family	$3,264	$2,890
Multifamily	-	-
Construction and Land Loans	1,696	1,694
Commercial-Owner Occupied	3,491	3,005
Commercial- Non Owner Occupied	2,608	2,429
Second Mortgages	81	92
Equity Lines of Credit	281	318
Farmland	129	146
Secured (other) and Unsecured
Personal	209	144
Commercial	228	266
Agricultural	-	-

Total	$11,987	$10,984

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at March 31, 2014 and December 31, 2013.  The grades are assigned and/or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of March 31, 2014
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	32,803	-	527	3,138	4,053	1,428
Satisfactory	92,752	16,094	3,246	7,982	29,430	14,723
Acceptable	42,005	1,958	4,024	4,214	21,688	10,220
Special Mention	4,540	2,126	459	1,299	7,592	2,298
Substandard	9,296	-	666	1,615	8,994	6,662
Doubtful	-	-	-	-	-	-

Total	$181,396	$20,178	$8,922	$18,248	$71,757	$35,331

Credit Risk Profile by Internally Assigned Grade as of December 31, 2013
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	33,137	-	823	3,425	5,831	1,495
Satisfactory	90,569	15,419	4,128	8,123	27,712	15,153
Acceptable	38,958	3,049	3,699	3,733	22,007	11,148
Special Mention	4,678	2,124	6	1,652	6,823	2,507
Substandard	8,518	-	666	1,576	8,620	6,814
Doubtful	-	-	-	-	466	-

Total	$175,860	$20,592	$9,322	$18,509	$71,459	$37,117

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  March 31, 2014
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$19,951	$14,981	$32,035	$3,065
Nonperforming (>90 days past due)	234	362	228	-

Total	$20,185	$15,343	$32,263	$3,065

Credit Risk Profile based on payment activity as of  December 31, 2013
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$20,650	$15,444	$31,309	$3,376
Nonperforming (>90 days past due)	146	374	266	-

Total	$20,796	$15,818	$31,575	$3,376

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at March 31, 2014:
March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$5,587	$5,587	$-	$5,815	$32
Equity lines of credit	349	349	-	357	1
Multifamily	-	-	-	-	-
Farmland	466	466	-	475	4
Construction, Land Development, Other Land Loans	1,551	1,551	-	1,623	-
Commercial Real Estate- Owner Occupied	7,036	7,036	-	6,215	63
Commercial Real Estate- Non Owner Occupied	6,571	6,571	-	6,513	93
Second Mortgages	61	61	-	61	1
Non Real Estate Secured
Personal /Consumer	-	-	-	27	-
Commercial	319	319	-	208	4
Agricultural	-	-	-	-	-

Total	$21,940	$21,940	$-	$21,294	$198

March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$2,725	$2,725	$379	$2,876	$35
Equity lines of credit	-	-	-	19	-
Multifamily	-	-	-	-	-
Farmland	200	200	25	200	3
Construction, Land Development, Other Land Loans	-	-	-	-	-
Commercial Real Estate- Owner Occupied	2,904	2,904	588	3,216	17
Commercial Real Estate- Non Owner Occupied	4,431	4,581	1,074	4,506	12
Second Mortgages	-	-	-	28	-
Non Real Estate Secured
Personal /Consumer	92	92	42	113	1
Commercial	483	483	327	704	7
Agricultural	183	183	59	182	3

Total	$11,018	$11,168	$2,494	$11,844	$78

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at December 31, 2013:
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no Related Allowance
Real Estate Secured
Residential 1-4 family	$6,042	$6,042	$-	$6,300	$198
Equity lines of credit	364	364	-	182	6
Multifamily	-	-	-	-	-
Farmland	483	483	-	391	11
Construction, Land Development, Other Land Loans	1,694	1,694	-	1,677	1
Commercial Real Estate- Owner Occupied	5,393	5,393	-	5,201	173
Commercial Real Estate- Non Owner Occupied	6,454	6,454	-	4,943	250
Second Mortgages	62	62	-	191	3
Non Real Estate Secured
Personal	53	53	-	31	3
Commercial	96	96	-	82	5
Agricultural	-	-	-	10	-

Total	$20,641	$20,641	$-	$19,008	$650

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$3,026	$3,026	$394	$3,756	$145
Equity lines of credit	38	38	38	19	1
Multifamily	-	-	-	202	-
Farmland	200	200	25	201	8
Construction, Land Development, Other Land Loans	-	-	-	-	-
Commercial Real Estate- Owner Occupied	3,528	3,528	630	3,113	72
Commercial Real Estate- Non Owner Occupied	4,581	4,581	1,230	3,788	93
Second Mortgages	56	56	45	28	1
Non Real Estate Secured
Personal	133	133	84	77	6
Commercial	924	924	695	791	34
Agricultural	181	181	56	448	4

Total	$12,667	$12,667	$3,197	$12,423	$364

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of March 31, 2014 and March 31, 2013.

Three months ended March 31, 2014	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2013	$975	$143	$230	$1,029	$1,415	$153	$50	$65	$483	$1,264	$1,018	$6,825
Provision for Credit Losses	148	5	(14)	(23)	73	(7)	(39)	(5)	243	(163)	47	265
Charge-offs	68	-	-	-	159	25	-	-	78	114	-	444
Recoveries	-	-	2	-	-	1	-	-	23	7	-	33
Net Charge-offs	68	-	(2)	-	159	24	-	-	55	107	-	411
Ending Balance March 31, 2014	1,055	148	218	1,006	1,329	122	11	60	671	994	1,065	6,679
Ending Balance: Individually evaluated for impairment	379	-	-	588	1,074	-	-	25	42	386	-	2,494
Ending Balance: Collectively Evaluated for Impairment	676	148	218	418	255	122	11	35	629	608	1,065	4,185
Loans:
Ending Balance: Individually Evaluated for Impairment	8,312	-	1,551	9,940	11,002	61	349	666	92	985	-	32,958
Ending Balance: Collectively Evaluated for Impairment	173,084	20,178	16,697	61,817	24,329	7,746	7,187	8,256	20,093	34,343	-	373,730
Ending Balance: March 31, 2014	$181,396	$20,178	$18,248	$71,757	$35,331	$7,807	$7,536	$8,922	$20,185	$35,328	-	$406,688

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)
Three months ended March 31, 2013	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2012	$1,242	$280	$823	$1,039	$1,075	$161	$30	$97	$486	$1,530	$686	7,449
Provision for Credit Losses	(212)	-	(130)	(45)	279	34	1	12	134	261	(115)	219
Charge-offs	33	-	31	-	-	11	-	-	88	101	-	264
Recoveries	4	-	1	-	-	-	-	-	19	7	-	31
Net Charge-offs	29	-	30	-	-	11	-	-	69	94	-	233
Ending Balance March 31, 2013	1,001	280	663	994	1,354	184	31	109	551	1,697	571	7,435
Ending Balance: Individually evaluated for impairment	268	-	64	323	814	33	-	-	66	959	-	2,527
Ending Balance: Collectively Evaluated for Impairment	733	280	599	671	540	151	31	109	485	738	571	4,908
Loans:
Ending Balance: Individually Evaluated for Impairment	9,470	-	1,838	8,392	11,342	660	-	295	93	1,766	-	33,856
Ending Balance: Collectively Evaluated for Impairment	158,768	18,030	17,641	57,829	25,534	8,151	8,576	12,227	21,716	33,411	-	361,883
Ending Balance: March 31, 2013	$168,238	$18,030	$19,479	$66,221	$36,876	$8,811	$8,576	$12,522	$21,809	$35,177	-	$395,739

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March  31, 2014 and December 31, 2013, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings  (“TDRs”). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $11,830 and $17,810 of loans categorized as troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the three months ended March 31, 2014 and 2013.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Three months ended March 31, 2014 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	1,395	1,395
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	1	1,395	1,395

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	879	879
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	707	707
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	2	1,586	1,586

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural	1	129	129

Total	1	129	129
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	4	3,110	3.110

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	-	-	-

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured	1	875	874
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	2	6,507	6,504
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	3	7,382	7,378

Troubled Debt Restructurings – Three months ended March 31, 2013 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500,000.  The relationship review includes a discussion on the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a “stressed” DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a “stressed” loan to value ratio.   In addition to annual loan relationship reviews, quarterly reviews on all loan relationships over $100,000 that are graded Substandard, Doubtful and Loss are also completed.  This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of  non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

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

ASC 450 Loan Loss:

For all other loans, including individual loans determined not to be impaired under ASC 310, the associated ALLL is calculated in accordance with ASC 450 that provides for estimated credit losses likely to be realized on groups of loans with similar risk characteristics. The Company uses standard call report categories to segregate loans into groups with similar risk characteristics. Estimated credit losses reflect significant factors that affect the collectability of the portfolio as of the evaluation date. Key factors that influence risk within the Company’s loan portfolio are divided into three major categories:

(1) Historical Loss Factor: To calculate the anticipated loan loss in each call report category for ASC 450 loans, the Company begins with the net loss in each category for each of the last twelve quarters. The Company uses a rolling twelve quarter weighted historical loss average where the most recent quarters are weighted heavier than the earlier quarters so that the calculation reflects current risk trends within the portfolio.  The weighting used by the Company is similar to the Rule of 78’s with the net losses of the most recent quarter weighted at 12/78ths and those in the first quarter in the twelve quarter period weighted at 1/78th.   Therefore, the net losses of the most recent year represent approximately 54% of the calculation compared with 33% if a simple average of losses over the three-year period was used.  The total of weighted factors for each call report category is applied to the current outstanding loan balance in each category to calculate expected loss based on historical data for a group of loans with similar risk characteristics.  The same weighting is applied to all loan types.

(2)External economic factors:  Economic conditions have a significant impact on Company’s loan portfolio because deteriorating conditions can adversely impact both collateral values and the customer’s ability to service debt.  Management has selected the following external factors as indicators of economic conditions:

a.	National GDP Growth Rate
b.	Local Unemployment Rates
c.	The Prime Rate

The values for external factors are updated on a quarterly basis based on current economic data.

(3)Internal process factors:  Internal factors that influence loss rates as a result of risk management and control practices include the following:

d.	Past-Due Loans
e.	Non-Accrual Loans
f.	CRE Concentrations
g.	Loan Volume Level
h.	Level and Trend of Classified Loans

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

Income tax expense (benefit) for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2014	2013

Tax expense at statutory rate	$218	$198
Reduction in taxes from:
Tax-exempt interest	(42)	(48)
Other, net	(37)	(34)

Income tax expense	$139	$116

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

March 31, 2014
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	8.79%	10.05%	5.28%

Highlands Union Bank	10.05%	11.31%	6.06%

December 31, 2013
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	8.55%	9.81%	5.22%

Highlands Union Bank	9.77%	11.03%	5.98%

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

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Securities. Effective April 15, 2010, the Company began deferring interest payments on the debt securities held by Highlands Capital Trust I.  As a result, distribution payments to holders of the Trust Preferred Securities are also being deferred. The deferral period can last up to 5 years, or until April 2015.

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2014 and March 31, 2013.

	Basic EPS	Weighted Average Number of Shares	Diluted EPS	Weighted Average Number of Shares
Quarter Ended:
March 31, 2014	$0.10	5,011,152	$0.10	5,011,152
March 31, 2013	$0.09	5,011,152	$0.09	5,011,152

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2014, these commitments included: standby letters of credit of $342; equity lines of credit of $8,080; credit card lines of credit of $6,280; commercial real estate, construction and land development commitments of $2,530; and other unused commitments to fund interest earning assets of $27,020.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Recurring - Investment Securities Available for Sale

Securities classified as available for sale are reported at fair value utilizing Level 2. For Level 2 securities, the Company obtains fair value measurements from multiple independent third party sources. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things.

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy.

March 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$9,772	$-	$9,772
Mortgage Backed Securities	$-	$29,676	$-	$29,676
Single Issue Trust Preferred	$-	$887	$-	$887
SBA Pools	$-	$13,418	$-	$13,418
SLMA	$-	$500	$-	$500
Total AFS Securities	$-	$54,253	$-	$54,253

December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$9,537	$-	$9,537
Mortgage Backed Securities	$-	$30,740	$-	$30,740
Single Issue Trust Preferred	$-	$883	$-	$883
SBA Pools	$-	$13,659	$-	$13,659
SLMA	$-	$499	$-	$499
Total AFS Securities	$-	$55,318	$-	$55,318

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2014 and December 31, 2013, all of the total impaired loans were evaluated based on the fair value of the collateral.  The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

Non Recurring -Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or recent appraised values of the collateral which the Company considers as nonrecurring Level 2.  When the current appraised value is not available and /or further discounted below the most recent appraised value less selling costs due to such things as absorption rates and market conditions, the Company records the foreclosed assets within Level 3 of the fair value hierarchy.

The following table summarizes the Company’s assets at fair value on a non - recurring basis as of March 31, 2014 and December 31, 2013 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

March 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$11,018	$11,018
Repossessions/OREO, net	$-	$-	$7,764	$7,764

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$12,667	$12,667
Repossessions/OREO, net	$-	$1,218	$6,618	$7,836

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	March 31,	December 31,	Valuation	Unobservable	Range
	2014	2013	Techniques	Input (2)	(Weighted Average)
OREO	$7,764	$6,618	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)

Impaired loans	$11,018	$12,667	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% -9%)

Valuation adjustments and liquidation cost adjustments represent unobservable inputs for OREO and impaired loans.  The ranges of discounts applied are based on age of independent appraisals, type and condition of collateral, current market conditions, and experience with the local market.
(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)  Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

  (3)  Includes qualitative adjustments by management.

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

The carrying amounts and fair values of the Company's financial instruments at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$89,908	$89,908	$83,995	$83,995
Securities available for sale	54,253	54,253	55,318	55,318
Other investments	4,538	4,538	4,710	4,710
Loans, net	399,386	395,838	396,961	390,401
Deposits	(494,188)	(472,924)	(488,274)	(466,120)
Other short-term borrowings	(23,473)	(25,365)	(23,500)	(25,538)
Long-term debt	(47,789)	(50,925)	(47,802)	(50,892)
Capital Securities	(3,150)	(3,175)	(3,150)	(3,175)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9. -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$9,788	96	112	$9,772
Mortgage backed securities	29,785	199	307	29,676
Single Issue Trust Preferred	907	-	20	887
SBA Pools	14,016	23	622	13,418
SLMA	500	-	-	500
	$54,996	$318	$1,061	$54,253

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$9,795	51	309	$9,537
Mortgage backed securities	30,984	190	434	30,740
Single Issue Trust Preferred	907	-	24	883
SBA Pools	14,396	30	767	13,659
SLMA	500	-	1	499
	$56,582	$271	$1,535	$55,318

Investment securities available for sale with a carrying value of $43,266 and $40,077 at March 31, 2014 and December 31, 2013, respectively, and a market value of $42,683 and $39,889 at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	March 31, 2014
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$1,110	$8	$909	$104	$2,019	$112
Mortgage-backed securities	12,903	177	3,912	130	16,815	307
Single Issue Trust Preferred	-	-	887	20	887	20
SBA Pools	4,578	248	7,457	374	12,035	622
SLMA	-	-	-	-	-	-

Total	$18,591	$433	$13,165	$628	$31,756	$1,061

	December 31, 2013
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$4,812	$144	$849	$165	$5,661	$309
Mortgage-backed securities	16,586	308	1,733	126	18,319	434
Single Issue Trust Preferred	-	-	883	24	883	24
SBA Pools	7,273	482	4,802	285	12,075	767
SLMA	499	1	-	-	499	1

Total	$29,170	$935	$8,267	$600	$37,437	$1,535

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of March 31, 2014 and December 31, 2013, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at March 31, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$500	$500
Due after one year through five years	898	895
Due after five years through ten years	3,019	3,055
Due after ten years	20,794	20,127
	25,211	24,577

Mortgage-backed securities	29,785	29,676
	$54,996	$54,253

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists. ASU 2013-11 is intended to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carrryforward exists. This presentation had not been addressed in Topic 740 and there was diversity in reporting practices in those instances. ASU 2013-11 requires an unrecognized tax benefit to be presented as a liability and not netted against a deferred tax asset. ASU 2013-11 is effective for reporting periods beginning after December 15, 2013. Adoption by the Company is not expected to have an impact on the consolidated financial statements and related disclosures.

Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure was issued by the FASB on January 20, 2014.  The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.  The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014.

Note 12 – Subsequent Event

On April 16, 2014, the management and board of directors of Highlands Bankshares, Inc. announced the    completion of a $16,500 private placement capital raise. Purchasers in the private placement included outside investors, as well as certain directors and executive officers of the Company. The Company sold 2,673,249 newly issued shares of the Company’s common stock at $3.50 per share, and 2,048,179 shares of Series-A convertible perpetual preferred stock at $3.50 per share. The Company expects to follow this private placement with a rights offering to shareholders of record as of April 15, 2014, other than directors and executive officers. The rights offering will allow shareholders as of the record date to purchase up to an aggregate $3,750 of common stock at the same price of $3.50 per share. The private placement was disclosed on Form 8-K on April 16, 2014. The Company immediately paid off its Holding Company Loan in the amount of $3.44 million to Community Bankers Bank on April 16, 2014 with the funds received from the capital raise.

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

Critical Accounting Policy

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.  For a discussion of the Company’s critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory Economic Environment

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations.  While not fully determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that have been or will be promulgated thereunder could significantly affect our operations, increase our operating costs and divert management resources and attention from the primary business of the Bank.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of March 31, 2014.

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

Results of Operations

Results of operations for the three-month periods ended March 31, 2014 and March 31, 2013 reflected net income of $501 thousand and $464 thousand, respectively. For the first three months of 2014, provisions for loan loss reserves increased $46 thousand over the corresponding period in 2013.

Net interest income for the three-month period ended March 31, 2014 increased $99 thousand or 2.29% compared to the three months ended March 31, 2013, due to the Company’s interest bearing assets growing more than its interest bearing liabilities. Average interest-earning assets increased $14.64 million from the three-month period ended March 31, 2013 to the current three-month period, while average interest-bearing liabilities decreased $4.47 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.39% for the three-month period ended March 31, 2014 representing a decrease of 13 basis points from the same period in 2013.  The average balance of federal funds sold during the quarter was $69.20 million as a result of an increase in deposits during the quarter and a reduction in the securities portfolio. The average rate on federal funds sold was .22% during the quarter. The rate on average interest-bearing liabilities decreased 7 basis points to 1.24% for the three-month period ended March 31, 2014 as compared to 1.31% for the same period in 2013.

Total interest income for the three months ended March 31, 2014 was $3 thousand more than the comparable 2013 period due primarily to the increase in average interest bearing assets. Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally maintained a significant amount of cash and federal funds sold during 2013 and 2014.

The Company’s total interest expense decreased by $96 thousand for the three months ended March 31, 2014 as compared to the same period in 2013 due primarily to a reduction in time deposits and also due to new interest-bearing deposits recorded at lower rates and existing interest-bearing deposits re-pricing lower as they mature or renew.

During the first three months of 2014, the Company’s non-interest income decreased by $67 thousand over the corresponding period for 2013. Service charges on deposit accounts decreased by $47 thousand over the corresponding period in 2013.

Total non-interest expense for the three-month period ended March 31, 2014 decreased $74 thousand from the comparable period in 2013. Salaries and employee benefits increased $64 thousand for the three months ended March 31, 2013 as compared to the prior year period.

For the three months ended March 31, 2014, other operating expenses that exceeded 1% of total interest income and other operating income were FDIC premiums totaling $330 thousand, charges for other contracted services totaling $151 thousand, software licensing and maintenance costs totaling $142 thousand, and postage and freight charges totaling $75 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 6.01% for the three-month period ended March 31, 2014 from 6.05% for the corresponding period in 2013. Return on average assets for the three months ended March 31, 2014 was 0.33% compared to 0.31% for the three months ended March 31, 2013.The provision for loan losses for the three-month period ended March 31, 2014 totaled $265 thousand, a $46 thousand increase as compared to the corresponding period in 2013. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2014 were $411 thousand compared with $233 thousand for the first three months of 2013. Year–to–date net charge-offs were 0.10% and 0.06% of total loans for the periods ended March 31, 2014 and March 31, 2013, respectively. Loan loss reserves decreased 10.17% to $6.68 million at March 31, 2014 from March 31, 2013.  The Company’s allowance for loan loss reserves at March 31, 2013 decreased to 1.64% of total loans versus 1.88% at March 31, 2013.  At December 31, 2013, the allowance for loan loss reserve as a percentage of total loans was 1.69%.

Financial Position

Total loans, net of deferred fees, increased from $395.19 million at March 31, 2013 to $406.07 million at March 31, 2014.  Total loans, net of fees, at December 31, 2013 were $403.79 million. The loan to deposit ratio increased from 80.62% at March 31, 2013 to 82.17% at March 31, 2014. The loan to deposit ratio at December 31, 2013 was 82.70%. Deposits at March 31, 2014 have increased $3.99 million since March 31, 2013 and have increased $5.91 million since December 31, 2013. During the last 24 months, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. Since March 31, 2013, interest bearing deposits (primarily time deposits) have decreased $4.19 million while non-interest bearing deposits have increased $8.19 million.

The Company currently has approximately $67.84 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $19.78 million or 3.27% of total assets at March 31, 2014, compared with $18.82 million or 3.14% of total assets at

December 31, 2013 and $28.20 million or 4.71% of total assets at March 31, 2013. The increase in NPAs during the quarter was primarily due to a net increase in non-accrual loans of approximately $1,000. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

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

At March 31, 2014 and December 31, 2013, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At March 31, 2014 OREO balances were $7,754 and consisted of 29 relationships. At December 31, 2013 OREO balances were $7,834 and consisted of 29 relationships. The following chart details each category type, number of relationships, and balance.

OREO Property at 3/31/14

OREO Description	Number	Balance at 3/31/14
		(in thousands)
Land Development - Vacant Land	10	$1,722
1-4 Family	10	2,567
Multifamily	1	424
Commercial Real Estate	8	3,041

Total	29	$7,754

OREO Property at 12/31/2013

OREO Description	Number	Balance at 12/31/13
		(in thousands)
Land Development - Vacant Land	12	$1,854
1-4 Family	8	2,409
Multifamily	1	523
Commercial Real Estate	8	3,048

Total	29	$7,834

The Company’s major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, Boone and Banner Elk, North Carolina. There has been greater deterioration in the Sevierville, Tennessee commercial real estate market compared to the other markets we serve. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	March 31, 2014		December 31, 2013

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	9	$3,247	9	$3,412
Southwest VA and Tri-city TN Area	13	2,964	12	2,882
Boone and Banner Elk NC Area	7	1,543	8	1,540

Total	29	$7,754	29	$7,834

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

Investment securities and other investments totaled $58.79 million (market value) at March 31, 2014 which reflects a decrease of $1.24 million from the December 31, 2013 total of $60.03 million. Investment securities available for sale and other investments at March 31, 2014 were comprised of mortgage backed securities / CMOs (50.47% of the total securities portfolio), municipal issues (16.62%), corporate bonds (2.36%), and SBAs pools (22.82%).  The Company’s entire securities portfolio was classified as available for sale at both March 31, 2014 and December 31, 2013.
Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $4.29 million and 7.29% of the total) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in Other Investments is a certificate of deposit purchased from another FDIC insured institution.  The balance of this CD was $250,000 at March 31, 2014 and December 31, 2013 respectively.

Liquidity and Capital Resources
Total stockholders’ equity of the Company was $33.84 million at March 31, 2014, representing an increase of $2.99 million or 9.70% from March 31, 2013. Total stockholders’ equity at December 31, 2013 was $32.99 million. The increase in stockholders’ equity from March 31, 2013 to March 31, 2014 is due to both the net earnings achieved over the last 12 months and the increase in other accumulated comprehensive income related to the Company’s available for sale securities.

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

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($89.91 million as of March 31, 2014) and unrestricted investment securities available for sale ($11.57 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. Also, as discussed in Footnote 12, the Company paid off the Holding Company Loan to Community Bankers Bank totaling $3,440 subsequent to March 31, 2014 with proceeds received from the private placement capital raise. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In 2010, Edith Moser (“Moser”) filed two complaints in the Circuit Court of Washington County, VA, claiming that Highlands Union Bank (the “Bank”) improperly handled the repossession and disposition of collateral from a warehouse in June/July 2008.  Moser also claims that the Bank acted as her business advisor and breached fiduciary duties owed to her in this capacity.  One complaint seeks $700,000 in damages for conversion based solely on the repossession/disposition of collateral.  The second complaint seeks $7,850,000 in damages for breach of fiduciary duty, violation of UCC Article 9, actual fraud, unjust enrichment, and business conspiracy.  In response, the Bank filed demurrers to both complaints, both of which were granted in part and denied in part with leave granted to amend. Moser chose not to amend either complaint, opting instead to consolidate her remaining claims into one action.  Moser’s remaining claims against the Bank are for violation of UCC Article 9, fraud, unjust enrichment of personal property, and conversion of personal property.  No trial date has been set. The Bank disputes the allegations and believes that they are without merit.  The Bank intends to continue to vigorously defend itself.  Management is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

 On January 27, 2014, Angela Welch, as Chapter 7 Trustee for the bankruptcy estate of Frank Michael Mongelluzzi, named the Bank as a defendant in a lawsuit filed in the U.S. District Court for the Middle District of Florida, Tampa Division.  The  complaint states three counts: the first for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.105(1)(a) and 726.108, and/or otherwise applicable law; the second for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.105(1)(b) and 726.108, and/or otherwise applicable law; and the third for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.106(1) and 726.108, and/or otherwise applicable law.  Each count seeks the recovery of $1,246,103 in overdraft repayments made by the debtor to the Bank, prejudgment interest, and costs.  The matter is in the pleading stage.  The Bank has responded with a motion to dismiss and intends to vigorously defend itself.  Management is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: May 14, 2014	By:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: May 14, 2014	By:	/s/ Robert M.Little, Jr.
Robert M.Little, Jr.
Chief Financial Officer

Date: May 14, 2014	By:	/s/ James R. Edmondson
James R. Edmondson
Vice President -Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).