Form 10-Q
period 2014-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2014-08-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

7,684,401 shares of common stock, par value $0.625 per share, outstanding as of August 14, 2014

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended June 30, 2014

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013
3

Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2014 and 2013	4

Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Six Months Ended June 30, 2014 and 2013	5
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013	6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2014 and 2013	7-8

Notes to Consolidated Financial Statements (Unaudited)	9-37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38-45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	46

SIGNATURES AND CERTIFICATIONS	47

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) June 30, 2014	(Note 1) December 31, 2013
ASSETS
Cash and due from banks	$15,997	$16,965
Federal funds sold	67,375	67,030

Total Cash and Cash Equivalents	83,372	83,995

Investment securities available for sale (amortized cost $55,887 at June 30, 2014, $56,582 at December 31, 2013)	55,640	55,318
Other investments, at cost	6,530	4,710
Loans, net of allowance for loan losses of $5,673 at June 30, 2014, $6,825 at December 31, 2013	399,917	396,961
Premises and equipment, net	20,025	20,188
Deferred tax assets	11,129	10,444
Interest receivable	2,275	2,171
Bank owned life Insurance	14,345	14,132
Other real estate owned	8,706	7,834
Other assets	3,825	2,559

Total Assets	$605,764	$598,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$108,395	$107,328
Interest bearing	372,050	380,946

Total Deposits	480,445	488,274

Interest, taxes and other liabilities	2,749	2,595
Other short-term borrowings	20,050	23,500
Long-term debt	47,776	47,802
Capital securities	3,150	3,150

Total Other Liabilities	73,725	77,047

Total Liabilities	554,170	565,321

STOCKHOLDERS’ EQUITY

Common stock (7,684 at June 30, 2014 and 5,011 at December 31, 2013 shares issued and outstanding)	4,803	3,132
Preferred stock (2,048 shares issued and outstanding)	4,096	-
Additional paid-in capital	18,541	7,783
Retained earnings	24,317	22,910
Accumulated other comprehensive loss	(163)	(834)

Total Stockholders’ Equity	51,594	32,991

Total Liabilities and Stockholders’ Equity	$605,764	$598,312

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
INTEREST INCOME
Loans receivable and fees on loans	$10,587	$10,802	$5,195	$5,399
Securities available for sale:
Taxable	414	361	192	158
Exempt from taxable income	247	280	124	139
Other investment income	101	91	56	61
Federal funds sold	78	75	40	35

Total Interest Income	11,427	11,609	5,607	5,792

INTEREST EXPENSE
Deposits	1,303	1,529	640	744
Other borrowed funds	1,456	1,451	715	736

Total Interest Expense	2,759	2,980	1,355	1,480

Net Interest Income	8,668	8,629	4,252	4,312

Provision for Loan Losses	896	568	631	349

Net Interest Income after Provision for Loan Losses	7,772	8,061	3,621	3,963

NON-INTEREST INCOME
Securities gains, losses, net	-	(4)	-	-
Service charges on deposit accounts	946	1,012	494	513
Other service charges, commissions and fees	852	802	453	395
Other operating income	361	374	212	209
Total Non-Interest Income	2,159	2,184	1,159	1,117

NON-INTEREST EXPENSE
Salaries and employee benefits	4,973	4,742	2,506	2,339
Occupancy expense of bank premises	576	601	296	298
Furniture and equipment expense	572	615	270	305
Other operating expense	2,661	2,656	1,472	1,305
Foreclosed Assets – Write-down and operating expenses	772	749	499	531
Total Non-Interest Expense	9,554	9,363	5,043	4,778

Income (Loss) Before Income Taxes	377	882	(263)	302

Income Tax Expense (Benefit)	(1,030)	(1,862)	(1,169)	(1,978)

Net Income	$1,407	$2,744	$906	$2,280

Basic Earnings Per Common Share – Weighted Average	$0.23	$0.55	$0.13	$0..46

Earnings Per Common Share – Assuming Dilution	$0.17	$0.55	$0.10	$0.46

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net Income	$1,407	$2,744

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	1,016	(1,384)
Less: reclassification adjustment for losses included in net income	-	4
Other Comprehensive Income (Loss), before tax	1,016	(1,380)
Income tax expense (benefit) related to other comprehensive income	345	(469)
Other Comprehensive Income (Loss)	671	(911)
Comprehensive Income	$2,078	$1.833

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Net Income	$906	$2,280

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	495	(1,239)
Less: reclassification adjustment for losses included in net income	-	-
Other Comprehensive Income (Loss), before tax	495	(1,239)
Income tax expense (benefit) related to other comprehensive income	168	(421)
Other Comprehensive Income (Loss)	327	(818)
Comprehensive Income	$1,233	$1,462

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,407	$2,744
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	896	568
Depreciation and amortization	435	457
Net realized (gains) losses on available for sale securities	-	4
Net amortization on securities	269	388
Amortization of capital issue costs	7	3
(Increase) decrease in interest receivable	(104)	111
Valuation adjustment of other real estate owned	160	260
Valuation adjustment of deferred tax assets	(1,000)	(2,000)
Increase in other assets	(1,274)	(189)
Increase in interest, taxes and other liabilities	154	196

Net cash provided by operating activities	950	2,542

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	-	1,321
Proceeds from maturities of debt and equity securities	3,870	5,176
Purchase of debt and equity securities	(3,445)	(7,658)
Purchases of other investments	(1,820)	220
Net increase in loans	(6,391)	(12,027)
Proceeds from sales of other real estate owned	1,236	3,364
Premises and equipment expenditures	(242)	(91)

Net cash used in investing activities	(6,792)	(9,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	9,356	-
Issuance of Preferred Stock	7,168	-
Net decrease in time deposits	(7,111)	(11,443)
Net increase (decrease) in demand, savings and other deposits	(718)	15,976
Decrease in short-term borrowings	(3,450)	3,381
Decrease in long-term debt	(26)	(3,472)

Net cash provided by financing activities	5,219	4,442

Net (decrease) in cash and cash equivalents	(623)	(2,711)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	83,995	81,208

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,372	$78,497

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,381	$2,885

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$2,358	$849
Loans originated from sales of other real estate owned	$342	$952

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Three Months Ended June 30, 2014							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2013	5,011	$ 3,132			$ 7,783	$ 21,892	$ (1,964)	$ 30,843

Net income	-	-			-	2,280	-	2,280

Other comprehensive loss	-	-			-	-	(818)	(818)

Balance, June 30, 2013	5,011	$ 3,132			$ 7,783	$ 24,172	$ (2,782)	$ 32,305

Balance, December 31, 2013	5,011	$ 3,132			$ 7,783	$ 23,411	$ (490)	$ 33,836

Net income	-	-			-	906	-	906

Common Stock Issuance	2,673	1,671			7,685			9,356

Preferred Stock Issuance			2,048	4,096	3,073			7,169

Other comprehensive income	-	-			-	-	327	327

Balance, June 30, 2014	7,684	$ 4,803	2,048	$4,096	$ 18,541	$ 24,317	$ (163)	$ 51,594

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Six Months Ended June 30, 2014							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2012	5,011	$ 3,132			$ 7,783	$ 21,428	$ (1,871)	$ 30,472

Net income	-	-			-	2,744	-	2,2744

Other comprehensive loss	-	-			-	-	(911)	(911)

Balance, June 30, 2013	5,011	$ 3,132			$ 7,783	$ 24,172	$ (2,782)	$ 32,305

Balance, December 31, 2013	5,011	$ 3,132			$ 7,783	$ 22,910	$ (834)	$ 32,911

Net income	-	-			-	1,407	-	1,407

Common Stock Issuance	2,673	1,671			7,685			9,356

Preferred Stock Issuance			2,048	4,096	3,073			7,169

Other comprehensive income	-	-			-	-	671	671

Balance, June 30, 2014	7,684	$ 4,803	2,048	$4,096	$ 18,541	$ 24,317	$ (163)	$ 51,594

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) include its wholly-owned subsidiary, Highlands Union Bank (the “Bank”).  The statements also include Highlands Union Insurance Services, Inc., Highlands Union Financial Services, Inc., and Blue Ridge Hospitality, LLC, which are wholly owned subsidiaries of the Bank. Blue Ridge Hospitality, LLC, was formed in June 2014 to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2013 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2013 Form 10-K. The results of operations for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)

The composition of net loans is as follows:

	June 30, 2014	December 31, 2013
Real Estate Secured:
Residential 1-4 family	$182,424	$175,860
Multifamily	21,168	20,592
Construction and Land Loans	18,383	18,509
Commercial Real Estate, Owner Occupied	71,349	71,459
Commercial Real Estate, Non-owner occupied	33,437	37,117
Second mortgages	7,549	7,934
Equity lines of credit	7,371	7,884
Farmland	9,019	9,322
	350,700	348,677

Secured (other) and unsecured
Personal	20,832	20,472
Commercial	31,394	31,575
Agricultural	2,923	3,376
	55,149	55,423

Overdrafts	376	304

	406,225	404,404
Less:
Allowance for loan losses	5,673	6,825
Net deferred fees	635	618
	6,308	7,443

Loans, net	$399,917	$396,961

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of June 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$3,673	$1,817	$2,461	$7,951	$174,473	$182,424	$-
Equity lines of credit	140	33	352	525	6,846	7,371	-
Multifamily	1,254	-	-	1,254	19,914	21,168	-
Farmland	-	277	129	406	8,613	9,019	-
Construction, Land Development, Other Land Loans	138	86	1,.601	1,824	16,559	18,383	-
Commercial Real Estate- Owner Occupied	1,736	1,272	1,394	4,402	66,947	71,349	-
Commercial Real Estate- Non Owner Occupied	-	1,547	337	1,884	31,553	33,437	-
Second Mortgages	198	54	95	347	7,202	7,549	-
Non Real Estate Secured
Personal	453	132	248	833	20,375	21,208	11
Commercial	362	168	219	749	30,645	31,394	-
Agricultural	-	-	554	555	2,368	2,923	-

Total	$7,954	$5,386	$7,390	$20,730	$385,495	$406,225	$11

The following table is an analysis of past due loans as of December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 3,219	$ 1,805	$ 2,699	$ 7,723	$ 168,137	$ 175,860	$ -
Equity lines of credit	-	-	318	318	7,566	7,884	-
Multifamily	-	97	-	97	20,495	20,592	-
Farmland	38	-	129	167	9,155	9,322	-
Construction, Land Development, Other Land Loans	303	117	1,615	2,035	16,474	18,509	-
Commercial Real Estate- Owner Occupied	665	26	1,610	2,301	69,158	71,459	-
Commercial Real Estate- Non Owner Occupied	234	2,257	637	3,128	33,989	37,117	-
Second Mortgages	341	3	56	400	7,534	7,934	-
Non Real Estate Secured
Personal	357	177	146	680	20,096	20,776	2
Commercial	1,344	121	266	1,731	29,844	31,575	-
Agricultural	29	-	-	29	3,347	3,376	-

Total	$ 6,530	$ 4,603	$ 7,476	$ 18,609	$ 385,795	$ 404,404	$ 2

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

The following is a summary of non-accrual loans at June 30, 2014 and December 31, 2013:
	June 30, 2014	December 31, 2013
Real Estate Secured
Residential 1-4 Family	$3,114	$2,890
Multifamily	-	-
Construction and Land Loans	1,655	1,694
Commercial-Owner Occupied	2,789	3,005
Commercial- Non Owner Occupied	337	2,429
Second Mortgages	95	92
Equity Lines of Credit	352	318
Farmland	129	146
Secured (other) and Unsecured
Personal	237	144
Commercial	219	266
Agricultural	555	-

Total	$9,482	$10,984

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at June 30, 2014 and December 31, 2013.  The grades are assigned and/or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of June 30, 2014
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	31,431	-	500	3,233	4,669	1,428
Satisfactory	96,706	16,255	2,728	7,577	31,053	14,023
Acceptable	41,242	2,814	4,397	4,602	19,050	13,381
Special Mention	4,853	2,099	928	1,311	5,991	2,347
Substandard	8,192	-	466	1,660	10,586	2,258
Doubtful	-	-	-	-	-	-

Total	$182,424	$21,168	$9,019	$18,383	$71,349	$33,437

Credit Risk Profile by Internally Assigned Grade as of December 31, 2013
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	33,137	-	823	3,425	5,831	1,495
Satisfactory	90,569	15,419	4,128	8,123	27,712	15,153
Acceptable	38,958	3,049	3,699	3,733	22,007	11,148
Special Mention	4,678	2,124	6	1,652	6,823	2,507
Substandard	8,518	-	666	1,576	8,620	6,814
Doubtful	-	-	-	-	466	-

Total	$175,860	$20,592	$9,322	$18,509	$71,459	$37,117

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital;

•	Alternative financing; and/or,

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  June 30, 2014
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 20,960	$ 14,473	$ 31,175	$ 2,368
Nonperforming (>90 days past due)	248	447	219	555

Total	$ 21,208	$ 14,920	$ 31,394	$ 2,923

Credit Risk Profile based on payment activity as of  December 31, 2013
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 20,630	$ 15,444	$ 31,309	$ 3,376
Nonperforming (>90 days past due)	146	374	266	-

Total	$ 20,776	$ 15,818	$ 31,575	$ 3,376

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at June 30, 2014:
June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$ 5,395	$ 5,395	$ -	$ 5,719	$ 57
Equity lines of credit	269	269	-	317	2
Multifamily	-	-	-	-	-
Farmland	479	479	-	481	9
Construction, Land Development, Other Land Loans	1,678	1,678	-	1,686	3
Commercial Real Estate- Owner Occupied	7,834	7,834	-	6,614	173
Commercial Real Estate- Non Owner Occupied	262	262	-	3,358	-
Second Mortgages	148	148	-	105	3
Non Real Estate Secured
Personal /Consumer	50	50	-	52	1
Commercial	250	250	-	173	7
Agricultural	-	-	-	-	-

Total	$ 16,365	$ 16,365	$ -	$ 18,505	$ 255

June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 2,866	$ 2,866	$ 530	$ 2,946	$ 59
Equity lines of credit	162	162	162	100	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	100	-
Construction, Land Development, Other Land Loans	-	-	-	-	-
Commercial Real Estate- Owner Occupied	2,751	2,851	308	3,140	35
Commercial Real Estate- Non Owner Occupied	1,995	2,145	397	3,288	35
Second Mortgages	-	-	-	28	-
Non Real Estate Secured
Personal /Consumer	255	255	164	194	3
Commercial	578	578	363	751	13
Agricultural	563	563	64	372	-

Total	$ 9,170	$ 9,420	$ 1,988	$ 10,919	$ 145

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at December 31, 2013:
December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no Related Allowance
Real Estate Secured
Residential 1-4 family	$ 6,042	$ 6,042	$ -	$ 6,300	$ 198
Equity lines of credit	364	364	-	182	6
Multifamily	-	-	-	-	-
Farmland	483	483	-	391	11
Construction, Land Development, Other Land Loans	1,694	1,694	-	1,677	1
Commercial Real Estate- Owner Occupied	5,393	5,393	-	5,201	173
Commercial Real Estate- Non Owner Occupied	6,454	6,454	-	4,943	250
Second Mortgages	62	62	-	191	3
Non Real Estate Secured
Personal	53	53	-	31	3
Commercial	96	96	-	82	5
Agricultural	-	-	-	10	-

Total	$ 20,641	$ 20,641	$ -	$ 19,008	$ 650

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 3,026	$ 3,026	$ 394	$ 3,756	$ 145
Equity lines of credit	38	38	38	19	1
Multifamily	-	-	-	202	-
Farmland	200	200	25	201	8
Construction, Land Development, Other Land Loans	-	-	-	-	-
Commercial Real Estate- Owner Occupied	3,528	3,528	630	3,113	72
Commercial Real Estate- Non Owner Occupied	4,581	4,581	1,230	3,788	93
Second Mortgages	56	56	45	28	1
Non Real Estate Secured
Personal	133	133	84	77	6
Commercial	924	924	695	791	34
Agricultural	181	181	56	448	4

Total	$ 12,667	$ 12,667	$ 3,197	$ 12,423	$ 364

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of June 30, 2014 and June 30, 2013.

Six months ended June 30, 2014	Residential1-4 Family	Multifamily	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2013	$975	$143	$230	$1,029	$1,415	$153	$50	$65	$483	$1,264	$1,018	$6,825
Provision for Credit Losses	259	(62)	(65)	(45)	1,071	(39)	134	(43)	234	(74)	(474)	896
Charge-offs	141	-	18	240	1,163	25	9	-	187	329	-	2,112
Recoveries	-	-	(2)	-	-	(1)	-	-	(41)	(20)	-	64
Net Charge-offs	141	-	16	240	1,163	24	9	-	146	309	-	2.048
Ending Balance June 30, 2014	1,069	81	149	744	1,323	90	175	22	571	881	568	5,673
Ending Balance: Individually evaluated for impairment	530	-	-	308	397	-	162	-	164	427	-	1,988
Ending Balance: Collectively Evaluated for Impairment	539	81	149	436	926	90	13	22	407	454	568	3,685
Loans:
Ending Balance: Individually Evaluated for Impairment	8,261	-	1,678	10,585	2,257	148	431	479	305	1,391	-	25,535
Ending Balance: Collectively Evaluated for Impairment	174,163	21,168	16,705	60,764	31,180	7,401	6,940	8,540	20,903	32,926	-	380,690
Ending Balance: June 30, 2014	$182,424	$21,168	$18,383	$71,349	$33,437	$7,549	$7,371	$9,019	$21,208	$34,317	-	$406,225

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Six months ended June 30, 2013	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial R/E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2012	$1,242	$280	$823	$1,039	$1,075	$161	$30	$97	$486	$1,530	$686	7,449
Provision for Credit Losses	223	43	(229)	(234)	364	80	74	3	354	(94)	(16)	568
Charge-offs	246	-	31	-	52	57	-	-	230	101	-	717
Recoveries	5	-	2	-	-	-	-	-	29	27	-	63
Net Charge-offs	241	-	29	-	52	57	-	-	201	74	-	654
Ending Balance June 30, 2013	1,224	323	565	805	1,387	184	104	100	639	1,362	670	7,363
Ending Balance: Individually evaluated for impairment	352	-	67	381	1,066	24	75	-	92	671	-	2,728
Ending Balance: Collectively Evaluated for Impairment	872	323	498	424	321	160	29	100	547	691	670	4,635
Loans:
Ending Balance: Individually Evaluated for Impairment	11,167	-	1,795	10,428	11,477	211	372	480	190	2,101	-	38,221
Ending Balance: Collectively Evaluated for Impairment	159,128	20,814	15,850	58,688	26,681	8,477	8,250	11,424	21,735	32,324	-	363,371
Ending Balance: June 30, 2013	$170,295	$20,814	$17,645	$69,116	$38,158	$8,688	$8,622	$11,904	$21,925	$34,425	-	$401,592

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014 and December 31, 2013, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings (“TDRs”). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $10,767 and $17,810 of loans categorized as troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the six months ended June 30, 2014 and 2013.

Notes to Consolidated Financial Statements

(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Six months ended June 30, 2014 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	2	1,586	1,586

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	6	1,217	1,217
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural	1	129	129

Total	7	1,346	1,346
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	10	4,327	4,327

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	-	-	-

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings – Six months ended June 30, 2013 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured	2	1,264	1,264
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	5	8,687	8,687
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
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages	1	36	36
Non Real Estate Secured
Personal / Consumer
Commercial	1	71	71
Agricultural	3	755	755

Total	8	1,362	1,362
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	15	11,313	11,313

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500,000.  The relationship review includes a discussion on the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a “stressed” DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a “stressed” loan to value ratio.   In addition to annual loan relationship reviews, quarterly reviews on all loan relationships over $100,000 that are graded Substandard, Doubtful and Loss are also completed.  This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of  non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Company. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

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

(2) External economic factors:  Economic conditions have a significant impact on Company’s loan portfolio because deteriorating conditions can adversely impact both collateral values and the customer’s ability to service debt.  Management has selected the following external factors as indicators of economic conditions:

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

Income tax expense (benefit) for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2014	2013

Tax expense at statutory rate	$128	$300
Reduction in taxes from:
Tax-exempt interest	(84)	(95)
Valuation adjustment for deferred tax assets	(1,000)	(2000)
Other, net	(74)	(67)

Income tax expense	$(1,030)	$(1,862)

In the second quarter of both 2014 and 2013, the Company reversed a portion of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $16,500 million of new capital in 2014 which has allowed the Company to payoff two high rate debt instruments (Community Bankers Bank note and Trust Preferred Securities) improving future earnings potential.  As a result of these factors, the Company determined in the second quarter of 2014 to reverse $1,000 of the DTA valuation allowance. At June 30, 2014 the remaining DTA valuation allowance was $1,000. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Note 4  - Capital Requirements

Regulators of the Company and the Bank have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table presents the capital ratios for the Company and the Bank. The Company’s  June 30, 2014 capital ratios include funds received from the private placement capital raise in April of 2014.  The Bank’s June 30, 2014 capital ratios include $7,500 down-streamed to the Bank from the Company with funds received from the private placement issue.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

June 30, 2014
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	13.48%	14.73%	8.08%

Highlands Union Bank	12.33%	13.58%	7.39%

December 31, 2013
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	8.55%	9.81%	5.22%

Highlands Union Bank	9.77%	11.03%	5.98%

Note 5 - Capital Securities

The Company completed a $7.5 million capital issue of 9.25% Preferred Securities (the “Trust Preferred Securities”) on January 23, 1998.  These Trust Preferred Securities were issued by Highlands Capital Trust I, a wholly owned subsidiary of the Company.

Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on the debt securities, which would result in a deferral of distribution payments on the related Trust Preferred Securities. Effective April 15, 2010, the Company began deferring interest payments on the debt securities held by Highlands Capital Trust I.  As a result, distribution payments to holders of the Trust Preferred Securities were also being deferred. The deferral period can last up to 5 years. On July 15, 2014, the Company redeemed in full the Trust Preferred Securities and paid all the deferred interest payments with proceeds received from the April 2014 private placement capital raise that is further discussed in Note 12.

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings per share  (weighted average method) and diluted earnings per share for the six and three months ended June 30, 2014 and 2013. Diluted earnings per share include the 2,048,179 preferred shares that were issued in the April 2014 private placement and further discussed in Note 12.

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

Basic Earnings per Common Share	$0.23	$0.55	$0.13	$0.46

Basic Number of Common Shares - Weighted Average	6,133,622	5,011,152	7,243,756	5,011,152

Diluted Earnings per Share	$0.17	$0.55	$0.10	$0.46

Diluted Number of Shares	8,181,801	5,011,152	9,291,935	5,011,152

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2014, these commitments included: standby letters of credit of $439; equity lines of credit of $7,894; credit card lines of credit of $6,182; commercial real estate, construction and land development commitments of $2,188; and other unused commitments to fund interest earning assets of $22,024.

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

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities

State and Political Subdivisions	$-	$10,378	$-	$10,378
Mortgage Backed Securities	$-	$31,182	$-	$31,182
				$890
Single Issue Trust Preferred	$-	$890	$-	$890
SBA Pools	$-	$13,190	$-	$13,190
SLMA	$-	$-	$-	$-
Total AFS Securities	$-	$55,640	$-	$55,640

December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$9,537	$-	$9,537
Mortgage Backed Securities	$-	$30,740	$-	$30,740
Single Issue Trust Preferred	$-	$883	$-	$883
SBA Pools	$-	$13,659	$-	$13,659
SLMA	$-	$499	$-	$499
Total AFS Securities	$-	$55,318	$-	$55,318

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2014 and December 31, 2013, all of the total impaired loans were evaluated based on the fair value of the collateral.  The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company’s assets at fair value on a non - recurring basis as of June 30, 2014 and December 31, 2013 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

June 30, 2014	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$9,170	$9,170
Repossessions/OREO, net	$-	$-	$8,706	$8,706

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$12,667	$12,667
Repossessions/OREO, net	$-	$1,218	$6,618	$7,834

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	June 30,	December 31,	Valuation	Unobservable	Range
	2014	2013	Techniques	Input (2)	(Weighted Average)
OREO	$8,706	$6,618	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)

Impaired loans	$9,170	$12,667	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% -9%)

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

The carrying amounts and fair values of the Company's financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$83,372	$83,372	$83,995	$83,995
Securities available for sale	55,640	55,640	55,318	55,318
Other investments	6,530	6,530	4,710	4,710
Loans, net	399,917	396,045	396,961	390,401
Deposits	(480,445)	(466,451)	(488,274)	(466,120)
Other short-term borrowings	(20,050)	(21,851)	(23,500)	(25,538)
Long-term debt	(47,776)	(51,175)	(47,802)	(50,892)
Capital Securities	(3,150)	(3,175)	(3,150)	(3,175)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9. -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	June, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$10,323	126	71	$10,378
Mortgage backed securities	31,085	290	193	31,182
Single Issue Trust Preferred	906	-	16	890
SBA Pools	13,573	30	413	13,190
SLMA	-	-	-	-
	$55,887	$446	$693	$55,640

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$9,795	51	309	$9,537
Mortgage backed securities	30,984	190	434	30,740
Single Issue Trust Preferred	907	-	24	883
SBA Pools	14,396	30	767	13,659
SLMA	500	-	1	499
	$56,582	$271	$1,535	$55,318

Investment securities available for sale with a carrying value of $41,472 and $40,077 at June 30, 2014 and December 31, 2013, respectively, and a market value of $41,291 and $39,889 at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	June 30, 2014
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$534	$8	$1,720	$63	$2,254	$71
Mortgage-backed securities	4,703	30	9,522	163	14,225	193

Single Issue Trust Preferred	-	-	890	16	890	16
SBA Pools	-	-	11,804	413	11,804	413
SLMA	-	-	-	-	-	-

Total	$5,237	$38	$23,936	$655	$29,173	$693

	December 31, 2013
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$4,812	$144	$849	$165	$5,661	$309
Mortgage-backed securities	16,586	308	1,733	126	18,319	434
Single Issue Trust Preferred	-	-	883	24	883	24
SBA Pools	7,273	482	4,802	285	12,075	767
SLMA	499	1	-	-	499	1

Total	$29,170	$935	$8,267	$600	$37,437	$1,535

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of June 30, 2014 and December 31, 2013, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at June 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	896	898
Due after five years through ten years	3,011	3,061
Due after ten years	20,895	20,499
	24,802	24,458

Mortgage-backed securities	31,085	31,182
	$ 55,887	$ 55,640

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

Note 12 – Capital Raise

On April 16, 2014, the management and board of directors of Highlands Bankshares, Inc. announced the    completion of a $16,500 private placement capital raise. Purchasers in the private placement included outside investors, as well as certain directors and executive officers of the Company. The Company sold 2,673,249 newly issued shares of the Company’s common stock at $3.50 per share, and 2,048,179 shares of Series-A convertible perpetual preferred stock at $3.50 per share. The private placement was disclosed on Form 8-K on April 16, 2014. The Company is currently conducting a rights offering to shareholders of record as of April 15, 2014, other than directors and executive officers. The rights offering will allow shareholders as of the record date to purchase up to an aggregate $3,750 of common stock at the same price of $3.50 per share. The Company immediately paid off its Holding Company Loan in the amount of $3,440 to Community Bankers Bank on April 16, 2014 with the funds received from the capital raise. The Company also received regulatory approval to payoff the remaining $3,150 of its trust preferred securities including accrued interest. The payoff totaling $4,802 was completed on July 15, 2014. The Company also down-streamed to the subsidiary Bank in June 2014 $7,500 of funds received from the capital raise.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Highlands Union Insurance Services and Highlands Union Financial Services, which are subsidiaries of Highlands Union Bank, generate fee income by providing insurance and financial service products to its clients.  Blue Ridge Hospitality, LLC, a wholly owned subsidiary of the Bank, was formed in June 2014 to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.  Blue Ridge Hospitality currently owns one property (a motel) located near Knoxville, Tennessee. The property is currently being managed by a third party firm and is also listed for sale by a national marketing firm.

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

Regulatory Economic Environment

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act contains significant modifications to the current bank regulatory structure and requires various federal agencies to adopt a broad range of new rules and regulations.  While not fully determinable at this time, the impact of the Dodd-Frank Act and the rules and regulations that have been or will be promulgated there-under could significantly affect our operations, increase our operating costs and divert management resources and attention from the primary business of the Bank.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of June 30, 2014.

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

Results of Operations

Results of operations for the three month and six month periods ended June 30, 2014 reflect earnings of $906 thousand and $1.41 million, respectively, compared to $2.28 million and $2.74 million for the corresponding periods in 2013.

Net interest income for the three-month period ended June 30, 2014 decreased $60 thousand or 1.39% compared to the three months ended June 30, 2013. For the six-month period ended June 30, 2013 net interest income increased $39 thousand or 0.45% as compared to the six month period ended June 30, 2013.  Average interest-earning assets increased $16.70 million from the six month period ended June 30, 2013 to the current six month period, while average interest-bearing liabilities decreased $7.58 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.29% for the six month period ended June 30, 2014 representing a decrease of 21 basis points from the same period in 2013.  The average balance of federal funds sold during the quarter was $71.59 million during the period. The average yield on federal funds sold was .22% during the period. The rate on average interest-bearing liabilities decreased 7 basis points to 1.23% for the six month period ended June 30, 2014 as compared to 1.30% for the same period in 2013.

Total interest income for the three and six months ended June 30, 2014 was $185 thousand and $182 thousand million less than the comparable 2013 periods due primarily to new loan and investment securities being booked at lower rates, and existing adjustable rate loans and investment securities re-pricing at lower rates.

Yields on typical investment securities during the current economic cycle have decreased significantly; therefore, management has intentionally decreased its security portfolio and maintained a significant amount of cash and cash equivalents during the last four years.

The Company’s total interest expense decreased by $125 thousand for the three months and $221 thousand for the six months from the same periods in 2013, due in part to the overall reduction in deposit balances and the payoff of the Community Bankers Bank Holding Company Loan. Also new interest-bearing deposits are continuing to be recorded at lower rates and existing interest-bearing deposits and other liabilities are re-pricing lower as they renew.

During the first six months of 2014, the Company’s non-interest income decreased by $25 thousand over the corresponding period for 2013. Total non-interest income for the three months ended June 30, 2014 increased $42 thousand over the three month period ended June 30, 2014 due primarily to an increase in commissions and fees.

Total non-interest expense for the six month period ended June 30, 2014 increased $191 thousand as compared to the six month period ended June 30, 2013. FDIC insurance premiums remained at $660 thousand for the six months ended June 30, 2014. OREO expenses, write-downs and losses on the sale of OREO and repossessions in the amount of $772 thousand increased $23 thousand for the six month period ended June 30, 2014 as compared to the prior period. Salaries and employee benefits increased $231 thousand for the six months ended June 30, 2014 as compared to the prior year period primarily due to an increase in personnel. Total non-interest expense for the three month period ended June 30, 2014 increased $265 thousand compared to the three month period ended June 30, 2013.

In addition to FDIC insurance premiums, for the six months ended June 30, 2014, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $336 thousand, software licensing and maintenance costs totaling $299 thousand, legal expenses totaling $150 thousand, other loan expenses totaling $134 thousand, and postage and freight expenses totaling $152 thousand.

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

For the three month period ended June 30, 2014, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $330 thousand, legal expenses totaling $117 thousand, other loan expense of $117 thousand, other contracted services totaling $184 thousand, software licensing and maintenance totaling $158 thousand, bank franchise taxes totaling $75 thousand and postage and freight expenses totaling $77 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 6.89% for the six-month period ended June 30, 2014 from 17.70% for the corresponding period in 2013. Return on average assets for the six months ended June 30, 2014 was 0.47% compared to 0.92% for the six months ended June 30, 2013.The provision for loan losses for the three-month and six month periods ended June 30, 2014 totaled $631 thousand and $896 thousand, respectively, a $282 thousand increase and $328 thousand increase as compared to the corresponding periods in 2013. This increased provision during the first half of 2014 was primarily due to one significant charge-off of approximately $1 million in the Company’s Knoxville, Tennessee market.  Net charge-offs (inclusive of recoveries) for the first half of 2014 were $2.04 million compared with $654 thousand for the first six months of 2013. Year–to–date net charge-offs were 0.50% and 0.16% of total loans for the periods ended June 30, 2014 and June 30, 2013, respectively. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Loan loss reserves decreased 22.95% to $5.67 million at June 30, 2014 from $7.36 million at June 30, 2013.  The Company’s allowance for loan loss reserves at June 30, 2014 decreased to 1.40% of total loans versus 1.84% at June 30, 2013.  At December 31, 2013, the allowance for loan loss reserve as a percentage of total loans was 1.68%.
In the second quarter of both 2014 and 2013, the Company reversed a portion of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $16,500 million of new capital in 2014 which has allowed the Company to payoff two high rate debt instruments (Community Bankers Bank note and Trust Preferred Securities)  improving future earnings potential.  As a result of these factors, we determined in the second quarter of 2014 to reverse $1,000 of the DTA valuation allowance. At June 30, 2014 the remaining DTA valuation allowance was $1,000. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment. The Company also expects to significantly reduce other operating costs as a result of the additional capital. Based on the improvements in our financial condition, asset quality, and the expectation of increased profitability, the Company has determined that it is more likely than not that our net DTA will be realized in future years.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

Financial Position

Total loans, net of deferred fees, increased from $401.02 million at June 30, 2013 to $405.59 million at June 30, 2014.  Total loans, net of fees, at December 31, 2013 were $403.79 million. The loan to deposit ratio increased from 81.86% at June 30, 2013 to 84.42% at June 30, 2014. The loan to deposit ratio at December 31, 2013 was 82.70%. Deposits at June 30, 2014 have decreased $9.43 million since June 30, 2013 and have decreased $7.83 million since December 31, 2013. During the last several years, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. Since June  2013, interest bearing deposits (primarily time deposits) have decreased $11.12 million while non-interest bearing deposits have increased $1.68 million.

The Company currently has approximately $67.83 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $18.21 million or 3.01% of total assets at June 30, 2014, compared with $18.82 million or 3.14% of total assets at December 31, 2013 and $27.21 million or 4.54% of total assets at June 30, 2013. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

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

At June 30, 2014 and December 31, 2013, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At June 30, 2014 OREO balances were $8,706 and consisted of 31 relationships. At December 31, 2013 OREO balances were $7,834 and consisted of 29 relationships. The following chart details each category type, number of relationships, and balance.

OREO Property at 6/30/14

OREO Description	Number	Balance at 6/30/14
		(in thousands)
Land Development - Vacant Land	11	$1,718
1-4 Family	10	2,488
Multifamily	1	342
Commercial Real Estate	9	4,158

Total	31	$8,706

OREO Property at 12/31/2013

OREO Description	Number	Balance at 12/31/13
		(in thousands)
Land Development - Vacant Land	12	$1,854
1-4 Family	8	2,409
Multifamily	1	523
Commercial Real Estate	8	3,048

Total	29	$7,834

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

	June 30, 2014		December 31, 2013

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	10	$3,887	9	$3,412
Southwest VA and Tri-city TN Area	14	2,851	12	2,882
Boone and Banner Elk NC Area	7	1,968	8	1,540

Total	31	$8,706	29	$7,834

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

Investment securities and other investments totaled $62.17 million (market value) at June 30, 2014 which reflects an increase of $2.14 million from the December 31, 2013 total of $60.03 million. Investment securities available for sale and other investments at June 30, 2014 were comprised of mortgage backed securities / CMOs (50.15% of the total securities portfolio), municipal issues (16.70%), corporate bonds (1.43%), and SBAs pools (21.22%).  The Company’s entire securities portfolio was classified as available for sale at both June 30, 2014 and December 31, 2013.
Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $4.29 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in Other Investments are 9 certificates of deposit purchased from other FDIC insured institutions.  The balance of these CDs totaled $2.24 million at June 30, 2014.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $51.59 million at June 30, 2014, representing an increase of $19.29 million or 59.71% from June 30, 2013. Total stockholders’ equity at December 31, 2013 was $32.99 million. The increase in stockholders’ equity from June 30, 2013 to June 30, 2014 is due to the net earnings achieved over the last 12 months, the increase in accumulated comprehensive income related to the Company’s available for sale securities, and most significantly the capital received from the April 2014 capital raise.

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

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($83.37 million as of June 30, 2014) and unrestricted investment securities available for sale ($14.35 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. The Bank also has the ability to attract certificates of deposit outside its market area by posting rates on the internet. The primary investors utilizing this network are credit unions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. In April 2014, the Company paid off its Holding Company Loan to Community Bankers Bank and as discussed in Footnote 5, the Company paid off its Capital Securities and accrued interest subsequent to June 2014. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

 Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

10.1	Securities Purchase Agreement, dated April 14, 2014, by and between Highlands Bankshares, Inc. and TNH Financials Fund, L.P. (attached as Exhibit 10.1 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
10.2	Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain institutional investors (attached as Exhibit 10.2 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
10.3	Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain institutional investors (attached as Exhibit 10.3 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
10.4	Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain directors and executive officers (attached as Exhibit 10.4 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
10.5	Form of Director Indemnification Agreement (attached as Exhibit 10.5 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: August 14, 2014	By:	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: August 14, 2014	By:	/s/ Robert M.Little, Jr.
Robert M.Little, Jr.
Chief Financial Officer

Date: August 14, 2014	By:	/s/ James R. Edmondson
James R. Edmondson
Vice President -Accounting

Exhibits Index

10.1	Securities Purchase Agreement, dated April 14, 2014, by and between Highlands Bankshares, Inc. and TNH Financials Fund, L.P. (attached as Exhibit 10.1 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
10.2	Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain institutional investors (attached as Exhibit 10.2 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
10.3	Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain institutional investors (attached as Exhibit 10.3 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
10.4	Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain directors and executive officers (attached as Exhibit 10.4 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
10.5	Form of Director Indemnification Agreement (attached as Exhibit 10.5 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).
31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).