Form 10-Q
period 2014-11-11
HIGHLANDS BANKSHARES INC /VA/
filed 2014-11-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

7,851,780 shares of common stock, par value $0.625 per share, outstanding as of  November 14, 2014

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended September 30, 2014

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013
3

Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2014 and 2013	4

Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2014 and 2013	5
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and 2013	6

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2014 and 2013	7-8

Notes to Consolidated Financial Statements (Unaudited)	9-38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38-43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Mine Safety Disclosures	45

Item 5. Other Information	45

Item 6. Exhibits	46

SIGNATURES AND CERTIFICATIONS	47

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) September 30, 2014	(Note 1) December 31, 2013
ASSETS
Cash and due from banks	$ 16,602	$ 16,965
Federal funds sold	45,520	67,030

Total Cash and Cash Equivalents	62,122	83,995

Investment securities available for sale (amortized cost $83,687 at September 30, 2014, $56,582 at December 31, 2013)	83,239	55,318
Other investments, at cost	6,757	4,710
Loans, net of allowance for loan losses of $5,529 at September 30, 2014, $6,825 at December 31, 2013	399,055	396,961
Premises and equipment, net	20,327	20,188
Deferred tax assets	11,150	10,444
Interest receivable	2,320	2,171
Bank owned life Insurance	14,085	14,132
Other real estate owned	6,720	7,834
Other assets	3,829	2,559

Total Assets	$ 609,604	$ 598,312

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 115,127	$ 107,328
Interest bearing	372,822	380,946

Total Deposits	487,949	488,274

Interest, taxes and other liabilities	1,298	2,595
Other short-term borrowings	20,050	23,500
Long-term debt	47,764	47,802
Capital securities	-	3,150

Total Other Liabilities	69,112	77,047

Total Liabilities	557,061	565,321

STOCKHOLDERS’ EQUITY

Common stock (7,843 at September 30, 2014 and 5,011 at December 31, 2013 shares issued and outstanding)	4,902	3,132
Preferred stock (2,048 shares issued and outstanding)	4,096	-
Additional paid-in capital	18,998	7,783
Retained earnings	24,843	22,910
Accumulated other comprehensive loss	(296)	(834)
Total Stockholders’ Equity	52,543	32,991

Total Liabilities and Stockholders’ Equity	$ 609,604	$ 598,312

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Nine Months Ended Sept.30, 2014	Nine Months Ended Sept.30, 2013	Three Months Ended Sept.30, 2014	Three Months Ended Sept. 30, 2013
INTEREST INCOME
Loans receivable and fees on loans	$ 16,045	$ 16,186	$ 5,458	$ 5,384
Securities available for sale:
Taxable	691	534	277	173
Exempt from taxable income	371	418	124	138
Other investment income	151	122	50	31
Federal funds sold	110	110	32	35

Total Interest Income	17,368	17,370	5,941	5,761

INTEREST EXPENSE
Deposits	1,933	2,255	630	726
Other borrowed funds	2,077	2,178	621	727

Total Interest Expense	4,010	4,433	1,251	1,453

Net Interest Income	13,358	12,937	4,690	4,308

Provision for Loan Losses	1,248	1,120	352	552

Net Interest Income after Provision for Loan Losses	12,110	11,817	4,338	3,756

NON-INTEREST INCOME
Securities gains, losses, net	-	(4)	-	-
Service charges on deposit accounts	1,431	1,545	485	533
Other service charges, commissions and fees	1,248	1,248	396	446
Other operating income	564	533	203	159
Total Non-Interest Income	3,243	3,322	1,084	1,138

NON-INTEREST EXPENSE
Salaries and employee benefits	7,424	7,140	2,451	2,398
Occupancy expense of bank premises	778	902	202	301
Furniture and equipment expense	862	910	290	295
Other operating expense	4,105	4,034	1,444	1,378
Foreclosed Assets – Write-down and operating expenses	1,234	2,381	462	1,632
Total Non-Interest Expense	14,403	15,367	4,849	6,004

Income (Loss) Before Income Taxes	950	(228)	573	(1,110)

Income Tax Expense (Benefit)	(983)	(2,314)	47	(452)

Net Income	$ 1,933	$ 2,086	$ 526	$ (658)

Basic Earnings Per Common Share – Weighted Average	$ 0.29	$ 0.42	$ 0.07	$ (0.13)

Earnings Per Common Share – Assuming Dilution	$ 0.22	$ 0.42	$ 0.05	$ (0.13)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Nine Months Ended Sept. 30, 2014	Nine Months Ended Sept. 30, 2013

Net Income	$ 1,933	$ 2,086

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	815	(1,537)
Less: reclassification adjustment for losses included in net income	-	4
Other Comprehensive Income (Loss), before tax	815	(1,533)
Income tax expense (benefit) related to other comprehensive income	277	(519)
Other Comprehensive Income (Loss)	538	(1,014)
Comprehensive Income	$ 2,471	$ 1.072

	Three Months Ended Sept. 30, 2014	Three Months Ended Sept. 30, 2013

Net Income	$ 526	$ (658)

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	(201)	(156)
Less: reclassification adjustment for losses included in net income	-	-
Other Comprehensive Income (Loss), before tax	(201)	(156)
Income tax expense (benefit) related to other comprehensive income	(68)	(53)
Other Comprehensive Income (Loss)	(133)	(103)
Comprehensive Income	$ 393	$ (761)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	Sept. 30, 2014	Sept. 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,933	$ 2,086
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,248	1,120
Depreciation and amortization	653	676
Net realized (gains) losses on available for sale securities	-	4
Net amortization on securities	475	586
Amortization of capital issue costs	18	4
(Increase) decrease in interest receivable	(149)	2
Valuation adjustment of other real estate owned	386	1,645
Valuation adjustment of deferred tax assets	(1,000)	(2,000)
Increase in other assets	(1,270)	(213)
Increase (decrease) in interest, taxes and other liabilities	(1,210)	380

Net cash provided by operating activities	1,084	4,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	-	1,321
Proceeds from maturities of debt and equity securities	6,597	8,366
Purchase of debt and equity securities	(34,177)	(11,765)
Purchases of other investments	(2,047)	220
Net increase in loans	(6,185)	(14,769)
Proceeds from sales of other real estate owned	3,141	5,514
Proceeds from Cash Surrender Value of Life Insurance	360	-
Premises and equipment expenditures	(763)	(848)

Net cash used in investing activities	(33,074)	(11,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	9,912	-
Issuance of Preferred Stock	7,168	-
Net decrease in time deposits	(11,110)	(16,696)
Net increase in demand, savings and other deposits	10,785	19,522
Increase (decrease) in short-term borrowings	(3,450)	3,355
Decrease in long-term debt	(38)	(3,483)
Redemption of Capital Securites	(3,150)	-

Net cash provided by financing activities	10,117	2,698

Net decrease in cash and cash equivalents	(21,873)	(4,973)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	83,995	81,208

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 62,122	$ 76,235

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$ 5,221	$ 4,303

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$ 2,843	$ 3,572
Loans originated from sales of other real estate owned	$ 561	$ 1,751

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Three Months Ended September 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, June 30, 2013	5,011	$ 3,132			$ 7,783	$ 24,172	$ (2,782)	$ 32,305

Net income	-	-			-	(658)	-	(658)

Other comprehensive loss	-	-			-	-	(103)	(103)

Balance Sept. 30, 2013	5,011	$ 3,132			$ 7,783	$ 23,514	$ (2,885)	$ 31,544

Balance, June 30, 2014	7,684	$ 4,803	2,048	$ 4,096	$ 18,541	$ 24,317	$ (163)	$ 51,594

Net income	-	-			-	526	-	526

Common Stock Issuance	159	$ 99			457			556

Preferred Stock Issuance			-	-	-			-

Other comprehensive income	-	-			-	-	(133)	(133)

Balance, Sept. 30, 2014	7,843	$ 4,902	2,048	$4,096	$ 18,998	$ 24,843	$ (296)	$ 52,543

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Nine Months Ended September 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31,2012	5,011	$ 3,132			$ 7,783	$ 21,428	$ (1,871)	$ 30,472

Net income	-	-			-	2,086	-	2,086

Other comprehensive loss	-	-			-	-	(1,014)	(1,014)

Balance Sept. 30, 2013	5,011	$ 3,132			$ 7,783	$ 23,514	$ (2,885)	$ 31,544

Balance, December 31, 2013	5,011	$ 3,132	2,048	$ 4,096	$ 7,783	$ 22,910	$ (834)	$ 32,991

Net income	-	-			-	1,933	-	1,933

Common Stock Issuance	2,832	1,770			8,142			9,912

Preferred Stock Issuance			2,048	4,096	3,073			7,169

Other comprehensive income	-	-			-	-	538	538

Balance, Sept. 30, 2014	7,843	$ 4,902	2,048	$4,096	$ 18,998	$ 24,843	$ (296)	$ 52,543

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1              General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) include its wholly-owned subsidiary, Highlands Union Bank (the “Bank”).  The statements also include Highlands Union Insurance Services, Inc., Highlands Union Financial Services, Inc., and Blue Ridge Hospitality, LLC, which are wholly owned subsidiaries of the Bank. Blue Ridge Hospitality, LLC, was formed in June 2014 to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. The Company’s consolidated financial statements conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2013 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2013 Form 10-K. The results of operations for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2              Loans and Allowance for Loan Losses  (amounts in thousands)
 The composition of net loans is as follows:

	September 30, 2014	December 31, 2013
Real Estate Secured:
Residential 1-4 family	$ 184,300	$ 175,860
Multifamily	21,233	20,592
Construction and Land Loans	18,618	18,509
Commercial Real Estate, Owner Occupied	70,845	71,459
Commercial Real Estate, Non-owner occupied	31,726	37,117
Second mortgages	7,574	7,934
Equity lines of credit	7,020	7,884
Farmland	8,756	9,322
	350,072	348,677

Secured (other) and unsecured
Personal	20,352	20,472
Commercial	31,473	31,575
Agricultural	3,085	3,376
	54,910	55,423

Overdrafts	242	304

	405,224	404,404
Less:
Allowance for loan losses	5,529	6,825
Net deferred fees	640	618
	6,169	7,443

Loans, net	$ 399,055	$ 396,961

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)
The following table is an analysis of past due loans as of September 30, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 2,775	$ 1,997	$ 2,730	$ 7,502	$ 176,798	$ 184,300	$ -
Equity lines of credit	16	50	240	306	6,714	7,020	-
Multifamily	-	-	-	-	21,233	21,233	-
Farmland	399	179	129	707	8,049	8,756	-
Construction, Land Development, Other Land Loans	197	36	161	394	18,224	18,618	-
Commercial Real Estate- Owner Occupied	845	2	2,702	3,549	67,296	70,845	-
Commercial Real Estate- Non Owner Occupied	4	-	1,547	1,551	30,175	31,726	-
Second Mortgages	90	51	145	286	7,288	7,574	-
Non Real Estate Secured
Personal	487	80	216	783	19,811	20,594	-
Commercial	580	511	206	1,297	30,176	31,473	-
Agricultural	9	84	492	585	2,500	3,085	-

Total	$ 5,402	$ 2,990	$ 8,568	$ 16,960	$ 388,264	$ 405,224	$ -

The following table is an analysis of past due loans as of December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 3,219	$ 1,805	$ 2,699	$ 7,723	$ 168,137	$ 175,860	$ -
Equity lines of credit	-	-	318	318	7,566	7,884	-
Multifamily	-	97	-	97	20,495	20,592	-
Farmland	38	-	129	167	9,155	9,322	-
Construction, Land Development, Other Land Loans	303	117	1,615	2,035	16,474	18,509	-
Commercial Real Estate- Owner Occupied	665	26	1,610	2,301	69,158	71,459	-
Commercial Real Estate- Non Owner Occupied	234	2,257	637	3,128	33,989	37,117	-
Second Mortgages	341	3	56	400	7,534	7,934	-
Non Real Estate Secured
Personal	357	177	146	680	20,096	20,776	2
Commercial	1,344	121	266	1,731	29,844	31,575	-
Agricultural	29	-	-	29	3,347	3,376	-

Total	$ 6,530	$ 4,603	$ 7,476	$ 18,609	$ 385,795	$ 404,404	$ 2

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

The following is a summary of non-accrual loans at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Real Estate Secured
Residential 1-4 Family	$ 4,201	$ 2,890
Multifamily	-	-
Construction and Land Loans	1,922	1,694
Commercial-Owner Occupied	5,617	3,005
Commercial- Non Owner Occupied	1,547	2,429
Second Mortgages	145	92
Equity Lines of Credit	240	318
Farmland	129	146
Secured (other) and Unsecured
Personal	215	144
Commercial	206	266
Agricultural	493	-

Total	$14,715	$ 10,984

The September 30, 2014 total includes approximately $6.14 million of modified loans that are paying under the terms of their existing loan agreement but included in non-accrual per regulatory guidance.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at September 30, 2014 and December 31, 2013.  The grades are assigned and/or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of September 30, 2014

Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	30,632	6	476	3,147	3,882	800
Satisfactory	98,771	16,549	1,884	7,588	32,417	14,446
Acceptable	41,489	2,589	4,969	5,481	19,916	12,224
Special Mention	3,319	837	467	488	3,185	2,339
Substandard	10,089	1,252	960	1,914	11,445	1,917
Doubtful	-		-	-	-	-

Total	$ 184,300	$ 21,233	$ 8,756	$ 18,618	$ 70,845	$ 31,726

Credit Risk Profile by Internally Assigned Grade as of December 31, 2013

Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	33,137	-	823	3,425	5,831	1,495
Satisfactory	90,569	15,419	4,128	8,123	27,712	15,153
Acceptable	38,958	3,049	3,699	3,733	22,007	11,148
Special Mention	4,678	2,124	6	1,652	6,823	2,507
Substandard	8,518	-	666	1,576	8,620	6,814
Doubtful	-	-	-	-	466	-

Total	$ 175,860	$ 20,592	$ 9,322	$ 18,509	$ 71,459	$ 37,117

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital;

•	Alternative financing; and/or,

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of September 30, 2014
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 20,378	$ 14,209	$ 31,267	$ 2,593
Nonperforming (>90 days past due)	216	385	206	492

Total	$ 20,594	$ 14,594	$ 31,473	$ 3,085

Credit Risk Profile based on payment activity as of  December 31, 2013
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 20,630	$ 15,444	$ 31,309	$ 3,376
Nonperforming (>90 days past due)	146	374	266	-

Total	$ 20,776	$ 15,818	$ 31,575	$ 3,376

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at September 30, 2014:

September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$ 7,190	$ 7,190	$ -	$ 6,616	$ 146
Equity lines of credit	301	379	-	332	4
Multifamily	1,252	1,252	-	626	48
Farmland	971	971	-	727	37
Construction, Land Development, Other Land Loans	1,726	1,726	-	1,710	32
Commercial Real Estate- Owner Occupied	9,561	9,765	-	7,477	196
Commercial Real Estate- Non Owner Occupied	-	-	-	3,227	-
Second Mortgages	204	204	-	133	5
Non Real Estate Secured
Personal /Consumer	65	65	-	59	2
Commercial	373	373	-	234	17
Agricultural	492	547	-	246	-

Total	$ 22,135	$ 22,472	$ -	$ 21,387	$ 487

September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 3,377	$ 3,377	$ 686	$ 3,201	$ 95
Equity lines of credit	-	-	-	19	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	100	-
Construction, Land Development, Other Land Loans	366	366	20	183	6
Commercial Real Estate- Owner Occupied	1,902	1,902	273	2,715	51
Commercial Real Estate- Non Owner Occupied	1,918	1,918	323	3,249	27
Second Mortgages	-	-	-	28	-
Non Real Estate Secured
Personal /Consumer	229	229	158	181	5
Commercial	658	658	414	791	24
Agricultural	8	8	8	94	-

Total	$ 8,458	$ 8,458	$ 1,882	$ 10,561	$ 208

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of September 30, 2014 and September 30, 2013.

Nine months ended September 30, 2013	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2012	$ 1,242	$ 280	$ 823	$ 1,039	$ 1,075	$ 161	$ 30	$ 97	$ 486	$1,530	$ 686	7,449
Provision for Credit Losses	329	(102)	(404)	161	376	150	1	17	348	(275)	519	1,120
Charge-offs	333	-	127	408	52	134	3	41	331	193	-	1,622
Recoveries	6	-	3	-	-	-	-	-	39	30	-	78
Net Charge-offs	327	-	124	408	52	134	3	41	292	163	-	1,544
Ending Balance September 30, 2013	1,244	178	295	792	1,399	177	28	73	542	1,092	1,205	7,025
Ending Balance: Individually evaluated for impairment	615	-	-	339	1,185	38	13	9	116	637	-	2,952
Ending Balance: Collectively Evaluated for Impairment	629	178	295	453	214	139	15	64	426	455	1,205	4,073
Loans:
Ending Balance: Individually Evaluated for Impairment	10,357	-	1,625	8,921	12,114	261	234	432	239	2,015	-	36,198
Ending Balance: Collectively Evaluated for Impairment	164,614	19,768	15,995	58,758	25,215	7,939	7,933	10,296	21,608	32,403	-	364,529
Ending Balance: September 30, 2013	$174,971	$19,768	$17,620	$67,679	$37,329	$8,200	$8,167	$10,728	$21,847	$34,418	-	$400,727

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Nine months ended Sept. 30, 2014	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2013	$ 975	$ 143	$ 230	$ 1,029	$ 1,415	$ 153	$ 50	$ 65	$ 483	$ 1,264	$ 1,018	$ 6,825
Provision for Credit Losses	353	(102)	(103)	(218)	982	(52)	125	(51)	599	23	(308)	1,248
Charge-offs	188	-	18	345	1,239	25	100	-	471	387	-	2,773
Recoveries	(1)	-	(6)	(132)	-	-	-	-	(54)	(36)	-	(229)
Net Charge-offs	187	-	12	213	1,239	25	100	-	417	351	-	2,544
Ending Balance Sept. 30, 2014	1,141	41	115	598	1,158	76	75	14	665	936	710	5,529
Ending Balance: Individually evaluated for impairment	686	-	20	273	323	-	-	-	158	422	-	1,882
Ending Balance: Collectively Evaluated for Impairment	455	41	95	325	835	76	75	14	507	514	710	3,647
Loans:
Ending Balance: Individually Evaluated for Impairment	10,567	1,252	2,092	11,463	1,918	204	301	971	294	1,531	-	30,593
Ending Balance: Collectively Evaluated for Impairment	173,733	19,981	16,526	59,382	29,808	7,370	6,719	7,785	20,300	33,027	-	374,631
Ending Balance: Sept. 30, 2014	$184,300	$21,233	$18,618	$70,845	$31,726	$7,574	$7,020	$8,756	$20,594	$34,558	-	$405,224

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings  (“TDRs”). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $12,161 and $17,810 of loans categorized as troubled debt restructurings as of September 30, 2014 and December 31, 2013, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the nine months ended September 30, 2014 and 2013.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Nine months ended September 30, 2014 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily	1	1,252	1,252
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	1,395	1,395
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	2	2,647	2,647

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	879	879
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
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	2,114	2,114
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural	1	129	129

Total	8	3,460	3,460
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	12	7,693	7,693

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	-	-	-

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings – Nine months ended September 30, 2013 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied	5	8,687	8,687
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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500.  The relationship review includes a discussion on the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a “stressed” DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a “stressed” loan to value ratio.   In addition to annual loan relationship reviews, quarterly reviews on all loan relationships over $100 that are graded Substandard, Doubtful and Loss are also completed.  This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of  non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Company. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

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

(2)External economic factors:  Economic conditions have a significant impact on the Company’s loan portfolio because deteriorating conditions can adversely impact both collateral values and the customer’s ability to service debt.  Management has selected the following external factors as indicators of economic conditions:

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

Income tax expense (benefit) for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2014	2013

Tax expense at statutory rate	$ 323	$ (77)
Reduction in taxes from:
Tax-exempt interest	(126)	(142)
Valuation adjustment for deferred tax assets	(1,000)	(2000)
Life Insurance Proceeds	(44)	-
Other, net	(136)	(95)

Income tax expense	$ (983)	$ (2,314)

In the second quarter of both 2014 and 2013, the Company reversed a portion of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $17,080 million of new capital in 2014 which has allowed the Company to payoff two high rate debt instrument (Holding Company Loan to Community Bankers Bank and Trust Preferred Securities) improving future earnings potential.  As a result of these factors, the Company determined in the second quarter of 2014 to reverse $1 million of the DTA valuation allowance. At September 30, 2014 the remaining DTA valuation allowance was $1 million.  In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Note 4  - Capital Requirements

Regulators of the Company and the Bank have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  The regulatory minimum for Tier 1 and combined Tier 1 and Tier 2 capital ratios are 4.0% and 8.0%, respectively.  Tier 1 capital includes tangible equity reduced by goodwill and certain other intangibles.  Tier 2 capital includes portions of the allowance for loan losses, not to exceed Tier 1 capital. In addition to the risk-based guidelines, a minimum leverage ratio (Tier 1 capital as a percentage of average total consolidated assets) of 4.0% is required. The following table presents the capital ratios for the Company and the Bank. The Company’s September 30, 2014 capital ratios include $17,081 received from the private placement capital raise in April of 2014 and proceeds from the rights offering that was completed in September of 2014.  The Bank’s September 30, 2014 capital ratios include $7,900 down-streamed to the Bank from the Company during 2014.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

September 30, 2014
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	12.93%	14.18%	7.79%

Highlands Union Bank	12.61%	13.86%	7.59%

December 31, 2013
Entity	Tier 1	Total Risk Based	Leverage

Highlands Bankshares, Inc.	8.55%	9.81%	5.22%

Highlands Union Bank	9.77%	11.03%	5.98%

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

Note 6 – Per Share Amounts

The following table contains information regarding the Company’s computation of basic earnings per share  (weighted average method) and diluted earnings per share for the nine and three months ended September 30, 2014 and 2013. Diluted earnings per share include the 2,048,179 preferred shares that were issued in the April 2014 private placement and further discussed in Note 12.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

Basic Earnings per Common Share	$ 0.29	$ 0.42	$ 0.07	$ (0.13)

Basic Number of Common Shares - Weighted Average	6,665,553	5,011,152	7,712,070	5,011,152

Diluted Earnings per Share	$ 0.22	$ 0.42	$ 0.05	$ (0.13)

Diluted Number of Shares	8,713,732	5,011,152	9,760,249	5,011,152

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2014, these commitments included: standby letters of credit of $332; equity lines of credit of $7,802; credit card lines of credit of $6,151; commercial real estate, construction and land development commitments of $2,716; and other unused commitments to fund interest earning assets of $28,071.

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

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy.

September 30, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$ -	$ 10,402	$ -	$ 10,402
Mortgage Backed Securities	$ -	$ 59,165	$ -	$ 59,165
Single Issue Trust Preferred	$ -	$ 889	$ -	$ 889
SBA Pools	$ -	$ 12,783	$ -	$ 12,783
SLMA	$ -	$ -	$ -	$ -
Total AFS Securities	$ -	$ 83,239	$ -	$ 83,239

December 31, 2013
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$ -	$ 9,537	$ -	$ 9,537
Mortgage Backed Securities	$ -	$ 30,740	$ -	$ 30,740
Single Issue Trust Preferred	$ -	$ 883	$ -	$ 883
SBA Pools	$ -	$ 13,659	$ -	$ 13,659
SLMA	$ -	$ 499	$ -	$ 499
Total AFS Securities	$ -	$ 55,318	$ -	$ 55,318

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, recent appraisal value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2014 and December 31, 2013, all of the total impaired loans were evaluated based on the fair value of the collateral.  The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company’s assets at fair value on a non - recurring basis as of September 30, 2014 and December 31, 2013 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

September 30, 2014	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$ -	$ -	$ 8,458	$ 8,458
OREO	$ -	$ -	$ 6,720	$ 6,720

December 31, 2013	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$ -	$ -	$ 12,667	$ 12,667
OREO	$ -	$ 1,218	$ 6,616	$ 7,834

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	September 30	December 31,	Valuation	Unobservable	Range
	2014	2013	Techniques	Input (2)	(Weighted Average)
OREO	$ 6,720	$ 6,616	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)

Impaired loans	$ 8,458	$ 12,667	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% -9%)

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

Other Investments

Other investments include Federal Home Loan Bank stock, Federal Reserve Bank stock, Community Bankers Bank stock, and Pacific Coast Bankers Bank stock.  The carrying value of those securities approximates fair value based on the redemption provisions of those Banks. Also included in other investments are certificates of deposit purchased from other FDIC insured banks in which the carrying amount approximates fair value.

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 62,122	$ 62,122	$ 83,995	$ 83,995
Securities available for sale	83,239	83,239	55,318	55,318
Other investments	6,757	6,757	4,710	4,710
Loans, net	399,055	396,166	396,961	390,401
Deposits	(487,949))	(466,902))	(488,274))	(466,120))
Other short-term borrowings	(20,050))	(21,578))	(23,500))	(25,538))
Long-term debt	(47,764))	(50,573))	(47,802))	(50,892))
Capital Securities	-	-	(3,150))	(3,175)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9. -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 10,306	135	39	$ 10,402
Mortgage backed securities	59,307	221	363	59,165
Single Issue Trust Preferred	906	-	17	889
SBA Pools	13,168	22	407	12,783
SLMA	-	-	-	-
	$ 83,687	$ 378	$ 826	$ 83,239

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 9,795	51	309	$ 9,537
Mortgage backed securities	30,984	190	434	30,740
Single Issue Trust Preferred	907	-	24	883
SBA Pools	14,396	30	767	13,659
SLMA	500	-	1	499
	$ 56,582	$ 271	$ 1,535	$ 55,318

Investment securities available for sale with a carrying value of $41,730 and $40,077 at September 30, 2014 and December 31, 2013, respectively, and a market value of $41,485 and $39,889 at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	September 30, 2014
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

States and political subdivisions	$ 531	$ 6	$ 1,748	$ 33	$ 2,279	$ 39
Mortgage-backed securities	32,841	184	10,495	179	43,336	363
Single Issue Trust Preferred	-	-	889	17	889	17
SBA Pools	-	-	11,604	407	11,604	407
SLMA	-	-	-	-	-	-

Total	$ 33,372	$ 190	$ 24,736	$ 636	$58,108	$ 826

	December 31, 2013
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$ 4,812	$ 144	$ 849	$ 165	$ 5,661	$ 309
Mortgage-backed securities	16,586	308	1,733	126	18,319	434
Single Issue Trust Preferred	-	-	883	24	883	24
SBA Pools	7,273	482	4,802	285	12,075	767
SLMA	499	1	-	-	499	1

Total	$ 29,170	$ 935	$ 8,267	$ 600	$37,437	$ 1,535

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of September 30, 2014 and December 31, 2013, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at September 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	1,534	1,545
Due after five years through ten years	2,092	2,119
Due after ten years	20,754	20,410
	24,380	24,074

Mortgage-backed securities	59,307	59,165
	$ 83,687	$ 83,239

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  11 – Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption is not permitted. The Company does not expect ASU 2014-09 to have a material effect on the Company’s current financial position or results of operations; however, it may impact the reporting of future financial statement disclosures.

In June of 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860). The amendments in this Update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. The amendments are effective for the first interim or annual period beginning after December 15, 2014.   The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14 Receivables – Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (Subtopic 310-40).  The amendments in this Update require the de-recognition of mortgage loan and recognition of other receivable if the loan has a government guarantee and the following conditions are met:  1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments are effective for the first interim or annual period beginning after December 15, 2014.   The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 12 – Private Placement Capital Raise / Rights Offering

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The Company also paid off the remaining $3,150 of its trust preferred securities including accrued interest. The payoff totaling $4,802 was completed on July 15, 2014. The Company also down-streamed to the subsidiary Bank in June 2014, $7,500 of funds received from the capital raise. During the third quarter of 2014, the Company also conducted a rights offering to its existing shareholders, other than directors and executive officers, at the same price per share of $3.00. The Company raised a total of $556 as a result of the offering. The Company immediately down-streamed $400 of the $556 to the Bank in September of 2014. Also in October 2014, one of the private placement purchasers, TNH Financial Fund, LP, purchased another $183  of common stock and preferred stock pursuant to the terms of the securities purchase agreement with that purchaser.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of September 30, 2014.

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

Results of Operations

Results of operations for the three month and nine month periods ended September 30, 2014 reflect earnings of $526 thousand and $1.93 million, respectively, compared to a loss of $658 thousand and income of $2.09 million for the corresponding periods in 2013.

Net interest income for the three month period ended September 30, 2014 increased $382 thousand or 8.87% compared to the three months ended September 30, 2013. For the nine month period ended September 30, 2014 net interest income increased $421 thousand or 3.25% as compared to the nine month period ended September 30, 2013.  Average interest-earning assets increased $10.39 million from the nine  month period ended September 30, 2013 to the current nine month period, while average interest-bearing liabilities decreased $9.58 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.40% for the nine month period ended September 30, 2014 representing a decrease of 4 basis points from the same period in 2013.  The average balance of federal funds sold during the nine months ended September 30, 2014 was $64 million. The average yield on federal funds sold was .23% during the period. The rate on average interest-bearing liabilities decreased 10 basis points to 1.20% for the nine- month period ended September 30, 2014 as compared to 1.30% for the same period in 2013.

Total interest income for the three months ended September 30, 2014 was $180 thousand greater than the comparable 2013 period due primarily to additional securities being purchased during the quarter. The Company increased its holdings of GNMA mortgage backed secutities by approximately $28.30 million during the third quarter in an effort to invest a portion of its federal funds sold. Total interest income for the the nine months ended September 30, 2014 was $2 thousand less than the comparable 2013 period.

The Company’s total interest expense decreased by $202 thousand for the three months and $423 thousand for the nine months from the same periods in 2013, due in part to the overall reduction in time deposit balances and the payoffs of the Community Bankers Bank Holding Company Loan and the Company’s trust preferred securities.

During the first nine months of 2014, the Company’s non-interest income decreased by $79 thousand over the corresponding period for 2013. Total non-interest income for the three months ended September 30, 2014 decreased $54 thousand over the three month period ended September 30, 2014 due primarily to a decrease in service charges on deposit accounts.

Total non-interest expense for the nine month period ended September 30, 2014 decreased $964 thousand as compared to the nine month period ended September 30, 2013. FDIC insurance premiums remained at $990 thousand for the nine months ended September 30, 2014. OREO expenses, write-downs and losses on the sale of OREO and repossessions in the amount $1.23 million decreased $1.15 million for the nine month period ended September 30, 2014 as compared to the prior period. Salaries and employee benefits increased $284 thousand for the nine months ended September 30, 2014 as compared to the prior year period primarily due to an increase in personnel costs. Total non-interest expense for the three month period ended September 30, 2014 decreased $1.52 million compared to the three month period ended September 30, 2013 due to a decrease in OREO expenses, losses and writedowns in the amount of $1.17 million.

In addition to FDIC insurance premiums, for the nine months ended September 30, 2014, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $495 thousand, software licensing and maintenance costs totaling $478 thousand, legal expenses totaling $218 thousand, other loan expenses totaling $263 thousand, postage and freight expenses totaling $231 thousand, and bank franchise taxes totaling $185 thousand.

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

For the three month period ended September 30, 2014, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $330 thousand, legal expenses totaling $68 thousand, other loan expense of $128 thousand, other contracted services totaling $159 thousand, software licensing and maintenance totaling $179 thousand, bank franchise taxes totaling $75 thousand and postage and freight expenses totaling $79 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 5.83% for the nine-month period ended September 30, 2014 from 8.87% for the corresponding period in 2013. Return on average assets for the nine months ended September 30, 2014 was 0.43% compared to 0.46% for the nine months ended September 30, 2013.

The provision for loan losses for the three-month and nine-month periods ended September 30, 2014 totaled $352 thousand and $1.25 million, respectively, a $200 thousand decrease and $128 thousand increase as compared to the corresponding periods in 2013. This increased provision during 2014 was primarily due to one significant charge-off of approximately $1 million in the Company’s Knoxville, Tennessee market.  Net charge-offs (inclusive of recoveries) for the first nine months of 2014 were $2.54 million compared with $1.54 million for the first nine months of 2013. Year–to–date net charge-offs were 0.63% and 0.39% of total loans for the periods ended September 30, 2014 and September 30, 2013, respectively. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Loan loss reserves decreased 21.30% to $5.53 million at September 30, 2014 from $7.03 million at September 30, 2013.  The Company’s allowance for loan loss reserves at September 30, 2014 decreased to 1.37% of total loans versus 1.76% at September 30, 2013.  At December 31, 2013, the allowance for loan loss reserve as a percentage of total loans was 1.68%.

In the second quarter of both 2014 and 2013, the Company reversed a portion of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $17.08 million of new capital in 2014 which has allowed the Company to pay off two high rate debt instruments (Community Bankers Bank note and Trust Preferred Securities)  improving future earnings potential.  As a result of these factors, $1 million of the DTA valuation allowance was reversed in the second quarter of 2014. At September 30, 2014 the remaining DTA valuation allowance was $1 million. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment. The Company also expects to significantly reduce other operating costs as a result of the additional capital. Based on the improvements in our financial condition, asset quality, and the expectation of increased profitability, the Company has determined that it is more likely than not that our net DTA will be realized in future years.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

Financial Position

Total loans, net of deferred fees, increased from $400.15 million at September 30, 2013 to $404.58 million at September 30, 2014.  Total loans, net of fees, at December 31, 2013 were $403.79 million. The loan to deposit ratio increased from 81.97% at September 30, 2013 to 82.92% at September 30, 2014. The loan to deposit ratio at December 31, 2013 was 82.70%. Deposits at September 30, 2014 have decreased $217 thousand since September 30, 2013 and have decreased $325 thousand since December 31, 2013. During the last several years, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. Since September 30, 2013, interest bearing deposits (primarily time deposits) have decreased $7.39 million while non-interest bearing deposits have increased $7.17 million.

The Company currently has approximately $67.81 million in outstanding FHLB advances. No new advances have been originated during the last 60 months during the economic downturn. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB

.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $21.44 million or 3.52% of total assets at September 30, 2014, compared with $18.82 million or 3.14% of total assets at December 31, 2013 and $23.81 million or 3.99% of total assets at September 30, 2013. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

The primary reason for the increase in non performing assets since December 31, 2013 is due to placing a $2.6 million relationship in non accrual status during the third quarter. This relationship is an educational institution in the Company’s tri-cities market area and is secured by all of the real estate, equipment and inventory of the school. The school closed in May of 2014 and all of the property is currently listed for sale. The Company has reduced OREO by a total of $6.33 million since September 31, 2013.

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

At September 30, 2014 and December 31, 2013, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At September 30, 2014 OREO balances were $6,720 and consisted of 29 relationships. At December 31, 2013 OREO balances were $7,834 and consisted of 29 relationships. The following chart details each category type, number of relationships, and balance.

OREO Property at 9/30/14

OREO Description	Number	Balance at 9/30/14
		(in thousands)
Land Development - Vacant Land	11	$ 1,622
1-4 Family	10	2,274
Multifamily	1	140
Commercial Real Estate	7	2,684

Total	29	$ 6,720

OREO Property at 12/31/2013

OREO Description	Number	Balance at 12/31/13
		(in thousands)
Land Development - Vacant Land	12	$ 1,854
1-4 Family	8	2,409
Multifamily	1	523
Commercial Real Estate	8	3,048

Total	29	$ 7,834

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

	September 30, 2014		December 31, 2013

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	7	$2,143	9	$3,412
Southwest VA and Tri-city TN Area	15	3,189	12	2,882
Boone and Banner Elk NC Area	7	1,388	8	1,540

Total	29	$6,720	29	$7,834

The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO, which has been negatively affected by the current economic climate and the resulting reduction of non-performing assets, will to a large degree depend on how quickly specific market areas rebound from the recession. Management has allocated significant resources to facilitate sales of OREO to reduce the Company’s non-performing assets. During 2013, the Company initiated a more aggressive approach to sell OREO, including conducting on-site auctions on several OREO properties. This aggressive approach resulted in reducing the Company’s OREO balance by 53% or $8,805 during the calendar year. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods.

Investment securities and other investments totaled $89.99 million (market value) at September 30, 2014 which reflects an increase of $29.96 million from the December 31, 2013 total of $60.03 million. Investment securities available for sale and other investments at September 30, 2014 were comprised of mortgage backed securities / CMOs (65.74% of the total securities portfolio), municipal issues (11.56%), corporate bonds (0.99%), and SBAs pools (14.21%).  The Company’s entire securities portfolio was classified as available for sale at both September 30, 2014 and December 31, 2013. The Company increased its holdings of GNMA mortgage backed secutities by approximately $28.30 million during the third quarter in an effort to invest a portion of its federal funds sold.
Other investments include the Bank’s holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, Community Bankers Bank stock. These investments (carrying value of $4.29 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in Other Investments are 9 certificates of deposit purchased from other FDIC insured institutions.  The balance of these CDs totaled $2.24 million at September 30, 2014.

Liquidity and Capital Resources
Total stockholders’ equity of the Company was $52.54 million at September 30, 2014, representing an increase of $21.0 million or 66.57% from September 30, 2013. Total stockholders’ equity at December 31, 2013 was $32.99 million. The increase in stockholders’ equity from September 30, 2013 to September 30, 2014 is due to the net earnings achieved over the last 12 months, the increase in accumulated comprehensive income related to the Company’s available for sale securities, the funds received from the rights offering in

September 2014, and most significantly the capital received from the April 2014 private placement capital raise.

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

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($62.12 million as of September 30, 2014) and unrestricted investment securities available for sale ($41.75 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. In April 2014, the Company paid off its Holding Company Loan to Community Bankers Bank and as discussed in Footnote 5, the Company paid off its Capital Securities and accrued interest in July 2014. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	adverse economic conditions in the market area and the impact on credit quality and risks inherent in the loan portfolio such as repayment risk and fluctuating collateral values;
•	our inability to manage, dispose of and properly value non-performing assets and other real estate owned;
•	further deterioration in the housing market and collateral values;
•	our inability to assess the creditworthiness of our loan portfolio and maintain a sufficient allowance for loan losses;
•	our inability to maintain adequate sources of funding and liquidity, including secondary sources such as Federal Home Loan Bank advances;
•	our ability to attract and maintain capital levels adequate to support our asset levels and risk profile;
•	our inability to comply with the written agreement, dated October 13, 2010, with the Federal Reserve Bank of Richmond;
•	our successful management of interest rate risk and changes in interest rates and interest rate policies;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	our ability to successfully manage our strategic plan;
•	difficult market conditions in our industry;
•	problems with technology utilized by us;
•	our ability to successfully manage third-party vendors upon whom we are dependent;
•	competition with other banks and financial institutions, and companies outside of the banking
•	industry, including those companies that have substantially greater access to capital and other resources;
•	potential impact on us of recently enacted legislation and future regulation;
•	changes in accounting policies or standards;
•	demand, development and acceptance of new products and services; and
•	changing trends in customer profiles and behavior.

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
     Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2014, the Company sold 8,286 shares of its common stock and 44,108 shares of its Series A  Preferred stock to TNH Financial Fund LP, each at a price of $3.30 per share, pursuant to the Securities Purchase  Agreement with TNH Financial Fund, LP for gross proceeds of $183,379. The shares were sold pursuant to an exemption from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act. McKinnon and Company, Inc. served as Placement Agent with respect to the private placement and received compensation of approximately $7,335  in connection with such sale.

Each share of Series A Preferred Stock is convertible into one share of the Company’s common stock, subject to adjustment as set forth in the Articles of Amendment, automatically in the hands of a transferee (other than an affiliate of the transferor) immediately upon the consummation of a Permissible Transfer. A “Permissible Transfer” is a transfer by the holder either (i) to an affiliate of the holder or to the Company, (ii) in a widespread public distribution of common stock or Series A Preferred Stock, (iii) in which no transferee (or group of affiliated transferees) would, after giving effect to such transfer, own 2% or more of any class of voting securities of the Company, or (iv) to a transferee that would control more than a majority of the voting securities of the Company (not including voting securities such person is acquiring from the transferor).

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
101                 The following materials from the Registrant’s Quarterly Report on Form
10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: November 14, 2014	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and Chief Executive Officer

Date: November 14, 2014	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: November 14, 2014	/s/ James R. Edmondson
James R. Edmondson
Vice President Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101	The following materials from the Registrant’s Quarterly Report on Form
10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).