Form 10-Q/A
period 2014-11-21
HIGHLANDS BANKSHARES INC /VA/
filed 2014-11-21
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Highlands Bankshares, Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 2014, as filed with the Securities and Exchange Commission on November 14, 2014 (the “Original Filing”), as set forth in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (the “Amendment”).   The Amendment is being filed solely to correct a typographical error in Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” in the Original Filing. Specifically, the statement that the Company sold shares of stock at a price of $3.30 per share has been corrected to read $3.50 per share.

No other information in the Original Filing is being amended by this Amendment.  For convenience, the entire Quarterly Report on Form 10-Q for the period ended September 30, 2014 has been re-filed in this Amendment. This Amendment speaks as of the date of the Original Filing, and does not reflect subsequent events occurring after the date of the Original Filing.  Pursuant to SEC Rule 12b-15, in connection with this filing, we have filed updated Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3.

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

Item 1A. Risk Factors
     Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2014, the Company sold 8,286 shares of its common stock and 44,108 shares of its Series A  Preferred stock to TNH Financial Fund LP, each at a price of $3.50 per share, pursuant to the Securities Purchase  Agreement with TNH Financial Fund, LP for gross proceeds of $183,379. The shares were sold pursuant to an exemption from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act. McKinnon and Company, Inc. served as Placement Agent with respect to the private placement and received compensation of approximately $7,335  in connection with such sale.

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

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: November 21, 2014	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and Chief Executive Officer

Date: November 21, 2014	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: November 21, 2014	/s/ James R. Edmondson
James R. Edmondson
Vice President Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101	The following materials from the Registrant’s Quarterly Report on Form
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