Form 10-K
period 2014-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2015-03-30
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
Common Stock, $0.625 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   No__X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes__ No_X__

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
                                                                Yes [ X ]        No [    ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. (See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Act). Large Accelerated Filer  [  ]   Accelerated Filer  [  ]    Non-Accelerated Filer [  ]  Smaller Reporting Company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,737,263.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 11, 2015, there were 7,851,780 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
          Consolidated Financial Report for year ended December 31, 2014 – Part II
Proxy Statement for the 2015 Annual Meeting of Shareholders—Part III

Part I.

Item 1.  Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Federal Bank Holding Company Act of 1956 (“BHCA”). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2014: the Bank, which was formed in 1985, and Highlands Capital Trust I (“HCTI”), a statutory business trust (the “Trust”) which was formed in 1998.

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

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., (“HUIS”) a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2014, had purchased twelve full service insurance agencies across the state of Virginia. HUIS sells insurance products and services through Bankers’ Insurance, LLC.  The number of owner banks involved with Bankers’ Insurance, LLC was twenty-nine as of December 31, 2014.

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

Blue Ridge Hospitality, LLC.

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

Second mortgages and Home Equity Lines of Credit are generated, underwritten and secured like single family residential real estate loans discussed above.  However, both second mortgages and Home Equity Lines of Credit are made at higher interest rates than residential mortgages.  In the event that LTV is greater than 80%, the loan request is reviewed by the Senior Officers’ Loan Committee and the Board of Directors, depending on the amount of the loan.  Second mortgages are typically made for no more than fifteen years and equity lines mature in ten years.

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

At December 31, 2014, $201 million, or 50%, of the Bank’s loan portfolio consisted of one-to four-family residential real estate loans, second mortgages, and home equity lines.  Of the $201 million, $134 million were fixed rate mortgages while the remaining $67 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, and 7 year balloon loans amortized over a 30 year period. In connection with residential real estate loans, Highlands Union Bank requires title insurance, hazard insurance and if required, flood insurance.

Multifamily Residential Estate Lending

Loan applications for loans to be secured by multi-family residential properties are taken by a loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant, as well as rent rolls, operating costs and occupancy rates of the property to be financed.  At December 31, 2014, $21 million, or 5%, of the Bank’s loan portfolio consisted of multi-family residential properties. Loan originations are underwritten using the Bank’s underwriting guidelines of a LTV of 80% and a cash flow coverage ratio of 1.10 or better.   The valuation of multifamily residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Board of Directors.

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

At December 31, 2014, commercial real estate loans aggregated $103 million, or 26%, of Highlands Union Bank’s total loans.  In its underwriting of commercial real estate, the Bank may lend, under its policy, up to 75% of the secured property’s appraised value.  The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  The Bank also evaluates the location of the secured property, and as noted above, typically requires personal guarantees or endorsements of the borrowing entity’s principal owners.

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

At December 31, 2014, construction, farmland, and other land loans outstanding were $27 million, or 7%, of total loans. Construction lending entails significant additional risks and often involves larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced to fund construction, the value of which is estimated prior to the completion of construction on “as built” basis.  Therefore, it is difficult to accurately estimate the total loan funds required to complete the project and the completed loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% of as built appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank obtains a first lien on the property as security for construction loans, monitors the construction and advance process and, if a business entity, typically requires personal guarantees from the borrowing entity’s principal owners.

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

At December 31, 2014, commercial and agricultural non-real estate secured loans including unsecured loans aggregated $34 million, or 9%, of the Bank’s total loans.

Consumer Lending-Non Real Estate Secured and Unsecured

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans made on both an installment and demand basis.  At December 31, 2014, the Bank had consumer loans of $21 million or 6% of gross loans.  Such loans are generally made to customers with whom the Bank has a pre-existing relationship, often deposit and residential mortgage relationships. The Bank only originates its consumer loans in its geographic market area. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by the verification of gross monthly income from primary employment and additionally from any verifiable secondary source.  The applicant’s FICO scores are also analyzed with the credit report analysis.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the available collateral, if applicable.

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

The following table sets forth, for the two fiscal years ended December 31, 2014 and 2013, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2014	Interest and Fees on Loans	77.72%
December 31, 2013	Interest and Fees on Loans	79.16%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of:

•	all of Washington County, Virginia

•	portions of Smyth County, Virginia

•	the City of Bristol, Virginia

•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee

•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee

•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee,

•	the City of Knoxville, Tennessee and adjacent portions of Knox County, Tennessee

•	the Town of Banner Elk and adjacent portions of Avery County, North Carolina

•	the Town of Boone and adjacent portions of Watauga County, North Carolina

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, manufacturing, sales, and professional services sectors are the largest industries, in terms of total number of jobs in 2014.  These sectors contribute in total 57.8% of the total employment. The latest unemployment figures as of December 2014 reflect an unemployment rate of 6.5% Bristol/Washington County, Virginia area.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia.  The latest unemployment figures reflect an unemployment rate of 6.7% reported as of December 2014. In Smyth County, manufacturing, sales, and professional services sectors are the largest industries, in terms of total number of jobs in 2014.  These sectors contribute in total 59.7% of the total employment.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are services, sales and manufacturing which make up 57.8% of all jobs throughout the Sullivan County. The latest unemployment figures reflect an unemployment rate of 7.8% as of December 2014.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County.  Rogersville’s and Hawkins County’s largest employment sectors are sales, professional services and manufacturing. These sectors combined make up 61.3% of all jobs throughout the County. The latest unemployment figures for Hawkins County reflect an unemployment rate of 10.0% as of 2014.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the County include sales, tourism, and service related industries, which make up 65.2% of all jobs throughout the County. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures for Sevier County reflect an unemployment rate of 7.3% as of December 2014.

Knoxville, Tennessee is located in Knox County, Tennessee.  Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee.  Knoxville serves as the county seat and is the third largest city in the state of Tennessee.  Major employers for the County include sales, and professional services.  These sectors contribute to 48.10% of all jobs in the County.  The latest unemployment figures reflect an unemployment rate of 7.1% for Knox County as of 2014.  Knoxville’s central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina.  In Banner Elk, sales, professional services, and financial occupations are the largest industries or 75.3% of total number of jobs in 2014.  The latest unemployment figures for Avery County reflect an unemployment rate of 6.9% as of December 2014.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina.  Boone’s three largest employment sectors are professional services, professional occupations, and educational services, which make up 78.1% of the total number of jobs in Boone as of 2014.  The latest unemployment figures for Watauga County reflect an unemployment rate of 7.8% as of December 2014.

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

Dodd-Frank Act. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act included several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, and imposed new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also established the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which is given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

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

The Bank met the requirements at December 31, 2014 to be classified as “well-capitalized.”  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

In summary, the capital measures used by the federal banking regulators are:

•	the Total Capital ratio, which includes Tier 1 Capital and Tier 2 Capital;
•	the Tier 1 Capital ratio; and,
•	the leverage ratio.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of December 31, 2014.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank’s loan grading system and ALLL methodology;
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000. These are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis;
•	Completed revising the written contingency funding plan;
•	Implemented stress testing of the loan portfolio;
•	Completed revising the investment policy;
•	Completed a capital plan targeted to improve the Company’s and Bank’s capital levels;
•	Completed a Business Continuity Plan and Disaster Recovery Plan; and,
•	Formed a Directors’ compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Organization and Employment

The Company, the Bank, HCTI, HUFS, HUIS and Blue Ridge Hospitality are organized in a holding company/subsidiary structure. As of December 31, 2014, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers is paid by the subsidiary bank, including fees paid to its directors. At December 31, 2014, the Bank employed 211 full time equivalent employees at its main office, operations center, support centers and branch offices. The Company’s relationship with its employees is considered to be good. Employment has remained very stable over the last several years with very little turnover. There are no employment contracts in existence for any employee or officer.

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

Item 3.  Legal Proceedings

        In 2010, Edith Moser (“Moser”) filed two complaints in the Circuit Court of Washington County, VA, claiming that Highlands Union Bank (the “Bank”) improperly handled the repossession and disposition of collateral from a warehouse in June/July 2008.  Moser also claims that the Bank acted as her business advisor and breached fiduciary duties owed to her in this capacity.  One complaint seeks $700,000 in damages for conversion based solely on the repossession/disposition of collateral.  The second complaint seeks $7,850,000 in damages for breach of fiduciary duty, violation of UCC Article 9, actual fraud, unjust enrichment, and business conspiracy.  In response, the Bank filed demurrers to both complaints, both of which were granted in part and denied in part with leave granted to amend. Moser chose not to amend either complaint, opting instead to consolidate her remaining claims into one action.  Moser’s remaining claims against the Bank were for violation of UCC Article 9, fraud, unjust enrichment of personal property, and conversion of personal property.  This proceeding concluded in February 2015, following a jury trial at which the court struck the UCC and fraud claims and the jury returned a verdict in favor of Moser with respect to the remaining claims, awarding her $4,000 in compensatory damages and no punitive damages.

         On January 27, 2014, Angela Welch, as Chapter 7 Trustee for the bankruptcy estate of Frank Michael Mongelluzzi, named the Bank as a defendant in a lawsuit filed in the U.S. District Court for the Middle District of Florida, Tampa Division, No. 8:14cv00189-JDW-TBM, M.D. Fla.  The case was transferred to the U.S. District Court for the Western District of Virginia, and is styled Welch v. Highlands Union Bank, 1:14-cv-00063-JPJ-PMS, W.D. Va.  The  complaint states three counts: the first for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.105(1)(a) and 726.108, and/or otherwise applicable law; the second for  avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.105(1)(b) and 726.108, and/or otherwise applicable law; and the third for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.106(1) and 726.108, and/or otherwise applicable law.  Each count seeks the recovery of $1,246,103 in overdraft repayments made by the debtor to the Bank, prejudgment interest, and costs.  The matter is in the discovery stage. The Bank intends to vigorously defend itself.  We are unable to evaluate the likelihood of an unfavorable outcome or estimate the amount or range of potential loss.

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The  Company’s stock transfer agent is Computershare.  Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2014 and 2013.

Common Stock Performance – 2014

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$ 4.00	$ 3.70	$ 3.96	$ -

Second Quarter	$ 4.00	$ 3.31	$ 3.75	$ -

Third Quarter	$ 3.65	$ 3.30	$ 3.43	$ -

Fourth Quarter	$ 3.50	$ 3.25	$ 3.34	$ -

Common Stock Performance – 2013

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$ 3.00	$ 1.88	$ 2.33	$ -

Second Quarter	$ 3.50	$ 3.00	$ 3.39	$ -

Third Quarter	$ 4.00	$ 3.38	$ 3.58	$ -

Fourth Quarter	$ 4.05	$ 3.70	$ 3.98	$ -

 The Company is currently prohibited from paying dividends without regulatory approval under the terms of the Written Agreement dated October 13, 2010. For additional information regarding regulatory restrictions on the Company’s ability to pay dividends, see “Certain Regulatory Considerations - Highlands Union Bank – Limits on Dividend and Other Payments” in Item 1 above.

As of March 11, 2015, the Company had approximately 1,470 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the twelve months ended December 31, 2014.  The Company does not anticipate any repurchases during 2015 as the Company currently is prohibited from repurchasing its common stock without regulatory approval under the terms of the Written Agreement dated October 13, 2010.

In connection with its capital raise in 2014, the Company issued shares of Series A Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”).  Holders of Series A Preferred Stock are entitled to receive when, as and if declared by the Board of Directors or a duly authorized committee of the Board of Directors, out of funds legally available therefore, non-cumulative dividends in the same per share amount as the dividends paid on a share of common stock.  The Company will not pay any dividends with respect to its common stock unless an equivalent dividend also is paid to the holders of the Series A Preferred Stock.

The Company currently has 7,851,780 shares of common stock outstanding.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	adverse economic conditions in the market area and the impact on credit quality and risks inherent in the loan portfolio such as repayment risk and fluctuating collateral values;
•	our inability to manage, dispose of and properly value non-performing assets and other real estate owned;
•	further deterioration in the housing market and collateral values;
•	our inability to assess the creditworthiness of our loan portfolio and maintain a sufficient allowance for loan losses;
•	our inability to maintain adequate sources of funding and liquidity, including secondary sources such as Federal Home Loan Bank advances;
•	our ability to attract and maintain capital levels adequate to support our asset levels and risk profile;
•	our inability to comply with the written agreement, dated October 13, 2010, with the Federal Reserve Bank of Richmond;
•	our successful management of interest rate risk and changes in interest rates and interest rate policies;
•	reliance on our management team, including our ability to attract and retain key personnel;
•	our ability to successfully manage our strategic plan;
•	difficult market conditions in our industry;
•	problems with technology utilized by us;
•	our ability to successfully manage third-party vendors upon whom we are dependent;
•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
•	potential impact on us of recently enacted legislation and future regulation;
•	changes in accounting policies or standards;
•	demand, development and acceptance of new products and services; and,
•	changing trends in customer profiles and behavior.

Overview

At December 31, 2014, the Bank separately (on a non-consolidated basis) had total assets of $605.45 million. Total deposits at this date were $484.40 million. The Bank’s net income for 2014 was $2.98 million which produced a return on average assets of 0.49% and a return on average stockholders' equity of 6.40%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

The Bank offers general retail and commercial banking services to individuals, businesses and local government units. These products and services include accepting deposits in the form of checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts and time deposits; making real estate, commercial, revolving, consumer, credit card and agricultural loans; offering letters of credit; providing other consumer financial services, such as automatic funds transfer, collections, night depository, safe deposit, travelers checks and savings bond sales; and, providing other miscellaneous services normally offered by commercial banks.

The Bank makes money primarily by earning an interest rate spread between the interest rates it earns on loans and securities and interest rates it pays on deposits and other borrowed money. The Bank also earns money through fees, service charges and other non-interest income.

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

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2014 and 2013:

	2014	2013

Return on Average Assets	0.42%	0.25%
Return on Average Equity	5.46%	4.70%
Basic Earnings Per Share	$ 0.36	$ 0.30
Fully Diluted Earnings per share	$ 0.28	$ 0.30
Net Interest Margin (1)	3.38%	3.29%
Average Equity to Average Assets Ratio	7.63%	5.30%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets

Balance Sheet Summary

The following table shows the Company’s key balance sheet indicators at December 31, 2014 and 2013:
(dollar amounts in thousands)

	2014	2013

Securities	$ 83,335	$ 55,318
Loans, net	$ 401,520	$ 396,961
Deposits	$ 483,497	$ 488,274
Assets	$ 605,114	$ 598,312

Asset Quality

The following table shows the Company’s key asset quality indicators at December 31, 2014 and 2013:

(dollar amounts in thousands)

	2014	2013
Non-accrual loans	$ 11,644	$ 10,984
Loans past due over 90 days and still accruing interest	22	2
Other real estate owned, net	6,685	7,834
Allowance for loan losses to total loans	1.35%	1.69%
Net charge-off ratio	0.66%	0.49%

For further information see the discussion under "Provision and Allowance for Loan Losses" below.

Results of Operations

Net Interest Income
(dollar amounts in thousands)

Net interest income for 2014 was $17,947 or an increase of $855 from 2013. During 2014 interest income decreased by only $15. This was a result of existing interest earning assets re-pricing at lower rates, and new loans made and securities purchased with lower yields. Average interest earning assets increased approximately $10,516 from 2013. Interest-bearing liabilities also re-priced downward, causing a decrease in interest expense of $870. The net result of these changes was an increase in the Company’s net interest margin from 3.29% in 2013 to 3.38% in 2014. During 2013 and 2014, the Federal Reserve Board continued to maintain rates at historical lows. The federal funds rate remained at a range below .25% as the economy showed only minimal signs of recovery during the year.

The tax equivalent yield on earning assets for 2014 was 4.35%, decreasing 10 basis points as compared to 2013. During the same period, the yield on interest bearing liabilities was 1.17%, which was a decrease of 17 basis points. Average interest bearing liabilities decreased $10,466 from 2013. The Company continued to lower time deposit rates throughout the year in an effort to reduce its cost of funds as well as to reduce total assets. The reduction in the average rates on interest earning assets was partially offset by the reduction in rates paid on interest bearing deposits, primarily time deposits. The Company also paid off its Holding Company Loan with Community Bankers Bank in April 2014 and redeemed its Trust Preferred Securities in July 2014 which accounted for the majority of the reduction in interest expense as compared to the previous year.  The Company’s short term strategy is to fund loan growth using existing federal funds sold and does not anticipate increasing total assets over the next couple of years.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2014			2013			2012
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (1)	$405,751	$ 21,332	5.26%	$398,055	$ 21,599	5.43%	$400,361	$ 23,337	5.83%
Securities (2)(3)	73,486	1,703	2.66	66,931	1,441	2.58	63,830	1,676	3.17
Federal funds sold	59,065	136	0.23	62,800	146	0.23	58,877	141	0.24
Total interest-earning assets	$ 538,302	$ 23,171	4.35%	$ 527,786	$ 23,186	4.45%	$ 523,068	$ 25,154	4.88%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$374,049	$ 2,539.68%		$380,808	$ 2,951.77%		$392,154	$ 4,229	1.08%
Other interest bearing liabilities	70,827	2,685	3.79	74,534	3,143	4.22	74,709	3,259	4.36
Total interest-bearing liabilities	$444,876	$ 5,224	1.17%	$455,342	$ 6,094	1.34%	$466,863	$ 7,488	1.60%
Net interest income		$ 17,947			$ 17,092			$ 17,666
Net margin on interest earning assets on a tax equivalent basis			3.38%			3.29%			3.44%
Average interest spread			3.18%			3.11%			3.28%

(1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2) Tax equivalent adjustments (using 34% federal tax rates) have been made in calculating yields on tax-free investments. Virginia banks are exempt from state income tax.
(3) The yield on securities classified as available – for - sale is computed based on the average balance of the historical amortized cost balance without the effects of the fair value adjustment required by ASC 320.

Analysis of Changes in Interest Income and Interest Expense

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).  The increase (decrease) due to change in volume is computed using the change in the average balances between 2014 and 2013, and 2013 and 2012 multiplied by the corresponding current year average rates. The remaining increase or decrease in net interest income is allocated to the change in rate.

Increase/(Decrease) Due to Volume and Rate

	2014 Compared to 2013
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$ 174	$ 88	$ 262
Federal funds sold	(9)	(1)	(10)
Loans	405	(672)	(267)
Total Income Change	$ 570	$ (585)	$ (15)
INTEREST EXPENSE Savings and time deposits	$ (46)	$ (366)	$ (412)
Other interest-bearing liabilities	(140)	(318)	(458)
Total Expense Change	$ (186)	$ (684)	$ (870)
Increase (Decrease) in Net Interest Income	$ 756	$ 99	$ 855

	2013 Compared to 2012
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$ 80	$ (315)	$ (235)
Federal funds sold	9	(4)	5
Loans	(125)	(1,613)	( ,738)
Total Income Change	$ (36)	$ (1,932)	$ (1,968)
INTEREST EXPENSE Savings and time deposits	$ (88)	$ (1,190)	$ (1,278)
Other interest-bearing liabilities	(7)	(109)	(116)
Total Expense Change	$ (95)	$ (1,299)	$ (1,394)
Increase (Decrease) in Net Interest Income	$ 59	$ (633)	$ (574)

Non-interest Income
(dollar amounts in thousands)

       The Company’s non-interest income increased by $177 from 2013 to 2014. The Company had $758 in securities losses in 2013 compared to $1 in gains from securities sales in 2014. During the fourth quarter of 2013, the Company sold its entire portfolio of pooled trust preferred collateralized debt obligation securities (“TruP CDO’s”) with a book value of $3.8 million and a pre-tax loss of $758 thousand due to the uncertainty at that time regarding the future accounting implications under the Volcker Rule. Under rules approved mid-December 2013, collateralized debt obligations that are backed by TruPs were considered “covered funds” subject to the Volcker Rule’s restrictions. Although regulators subsequently provided some relief for community banks, under these December 2013 rules, banks would have been forced to divest their TruP CDO investments by July of 2015. The resulting accounting treatment due to the required divestiture would have forced banks that held these instruments to write them down completely by year end 2013 since the ability to hold them to recovery would have been jeopardized.  Service charges on deposit accounts, primarily overdraft fees, decreased $173 from 2013. Earnings related to the Company’s holdings of Bank Owned Life Insurance totaled $410 and $445 for 2014 and 2013, respectively.  Life insurance proceeds, net of payments to beneficiaries, from Bank Owned Life Insurance totaled $130 and $0 for 2014 and 2013, respectively. Gains on the sale of fixed assets which is included in other operating income totaled $6 in 2014 and $383 for 2013. The gains in 2013 were related to the sale of two lots (one in Bristol, Tennessee and one in Boone, North Carolina) that had been purchased originally for future branch expansion.

Non-interest Expense
(dollar amounts in thousands)

   Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses, other operating expenses, and expenses related to foreclosed assets. Non-interest expense for 2014 was $19,149, a decrease of $1,918 compared to 2013. Salaries and employee benefits increased by 4.67% or $447 primarily due to additional staffing being added in the information technology department. FDIC premiums totaled $1,202 in 2014 compared to $1,320 in 2013.  OREO (other real estate owned) write-downs, losses on sales and OREO expenses totaled $3,785 in 2013 compared to $1,533 in 2014.  During 2013, the Company initiated a more aggressive approach to sell OREO, including conducting on-site auctions on several OREO properties. This aggressive approach resulted in reducing the Company’s OREO balance by 53% or $8,805 during  2013. The reduction in OREO during 2013 resulted in lowering OREO expenses by 32% during 2014 as compared to 2013.

Income Taxes
(dollar amounts in thousands)

Income tax benefits in 2014 totaled $777 compared to $2,679 in 2013. In both 2014 and 2013, the Company reversed a portion of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company received $16,356 of net proceeds from the capital raise and rights offering in 2014 which has allowed the Company to pay off two high rate debt instruments (its Holding Company Loan with Community Bankers Bank and Trust Preferred Securities) and will significantly improve future earnings potential.  As a result of these factors, an additional $1,000 of the DTA valuation allowance was reversed in the second quarter of 2014. At December 31, 2014 the remaining DTA valuation allowance was $1,000. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment. The Company also expects OREO write-downs and OREO expenses to continue to decline. Based on the improvements in our financial condition, asset quality, and the expectation of increased profitability, the Company has determined that it is more likely than not that our net DTA will be realized in future years.

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

The Company’s allowance for loan losses to total loans was 1.35% and 1.69%, respectively at December 31, 2014 and December 31, 2013.

At December 31, 2014 and 2013, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US generally accepted accounting principles.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of year	$ 6,825	$ 7,449	$ 9,024	$ 10,320	$ 11,681
Loans charged off:
Residential 1-4 Family	258	452	584	971	907
Multifamily	-	-	246	246	258
Construction and Land Loans	18	127	518	1.857	1.747
Commercial, Owner Occupied	345	52	686	517	746
Commercial, Non-owner occupied	1,239	408	183	276	46
Second Mortgages	25	134	90	351	485
Equity Lines of Credit	116	3	23	25	81
Farmland	-	40	4	272	131

Secured (other ) and unsecured
Personal	315	274	300	412	556
Commercial	177	408	592	934	1,056
Agricultural	230	12	2	98	24
Overdrafts	229	170	153	173	207
Total	2,952	2,080	3,381	6,132	6,244
Recoveries of loans previously charged off:

Residential 1-4 Family	1	19	161	19	1
Multifamily	-	-	-	-	-
Construction and Land Loans	17	5	453	53	-
Commercial, Owner Occupied	132	-	5	-	3
Commercial, Non-owner occupied	1	-	2	-	-
Second Mortgages	-	-	3	10	-
Equity Lines of Credit	-	-	-	-	1
Farmland	-	-	2	20	-

Secured (other ) and unsecured
Personal	90	75	74	69	54
Commercial	39	31	144	16	19
Agricultural	-	6	4	1	3
Overdrafts	-	-	-	-	3

Total	280	136	848	188	84

Net loans charged off	2,672	1,944	2,533	5,944	6,160
Provision for loan losses	1,324	1,320	958	4,648	4,799
Allowance for loan losses end of year	$ 5,477	$ 6,825	$ 7,449	$ 9,024	$ 10,320
Average total loans (net of deferred fees)	$ 405,751	$ 398,055	$ 400,361	$ 428,811	$ 479,367
Total loans (net of deferred fees) at year-end	$ 406,997	$ 403,786	$ 390,498	$ 407,804	$ 450,594
Ratio of net charge-offs to average loans	0.66%	0.49%	0.63%	1.39%	1.28%

Ratio of provision for loan losses to average loans	0.33%	0.33%	0.24%	1.08%	1.00%
Ratio of provision for loan losses to net charge-off	49.55%	67.90%	37.82%	78.20%	77.91%
Allowance for loan losses to year-end loans	1.35%	1.69%	1.91%	2.21%	2.29%

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

	2014	2013	2012	2011	2010
(Amounts in thousands)

Non-performing loans	$ 11,666	$ 10,986	$ 10,550	$ 20,795	$ 18,881

Non-accrual loans	$ 11,644	$ 10,984	$ 10,544	$ 19,345	$ 14,353

Loans past-due 90 days and more and still accruing	$ 22	$ 2	$ 6	$ 1,450	$ 4,528

Interest income lost on non-accruing loans	$ 618	$ 620	$ 725	$ 1,187	$ 925

The Company has seen the greatest deterioration of its commercial real estate loan portfolio in the Sevierville, Tennessee and North Carolina market areas.

Due to the significant increase in non-performing loans the Company significantly increased its loan loss provisions from 2009 to 2011 as compared to previous years. The allowance for loan losses to total loans decreased from 1.69% to 1.35% during 2014. This was primarily due to reduced provisions and to loans being transferred into OREO and/or liquidated and subsequently written down to current market values out of specific reserves allocated to such loans. The reduction in the Company’s allowance during 2014 was primarily due to one significant charge-off of approximately $1,000 in the Company’s Knoxville, Tennessee market. It is management’s opinion that at December 31, 2014, the allowance for loan losses was determined to be in accordance with US generally accepted accounting principles and is adequate. The allowance for loan losses is reviewed and approved quarterly by the Board of Directors.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2014, 2013, 2012, 2011 and 2010.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2014			2013			2012
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$ 995	18.17%	45.83%	$ 975	14.29%	43.49%	$ 1,242	16.67%	42.90%
Multifamily	20	0.37	5.18	143	2.09	5.09	280	3.76	4.44
Construction and Land Loans	87	1.59	4.54	230	3..37	4.58	823	11.05	4.90
Commercial – Owner Occupied	409	7.47	17.35	1,029	15.08	17.66	1,039	13.95	16.50
Commercial Non Owner Occupied	1,063	19.41	7.89	1,415	20.73	9.18	1,075	14.43	9.09
Second Mortgages	67	1.22	1.98	153	2.24	1.96	161	2.16	2.38
Equity Line of Credit	74	1.35	1.60	50	0.73	1.95	30	0.40	2.12
Farmland	12	0.22	2.02	65	0.95	2.31	97	1.30	2.86

Personal	665	12.14	5.13	483	7.08	5.06	486	6.53	5.72
Commercial	852	15.55	7.75	1,193	17.48	7.81	1,530	20.54	8.15
Agricultural	130	2.37	0.66	71	1.04	.83	-	-	.86

Overdrafts	-	-	0.07	-	-	0.08	-	-	0.08
Unallocated	1,103	20.14	-	1,018	14.92	-	686	9.21	-

Total	$ 5,477	100.00%	100.00%	$ 6,825	100.00%	100.00%	$ 7,449	100.00%	100.00%

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2011			2010
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$ 1,618	17.93%	41.39%	$ 1,521	14.74%	38.91%
Multifamily	477	5.29	3.77	229	2.22	3.46
Construction and Land Loans	1,746	19.35	5.70	2,155	20.88	6.85
Commercial – Owner Occupied	1,209	13.40	17.48	504	4.88	17..35
Commercial Non Owner Occupied	400	4.43	8.94	1,353	13.11	9.67
Second Mortgages	371	4.11	3.00	323	3.13	3.13
Equity Line of Credit	69	0.76	2.23	83.80		2.22
Farmland	336	3.72	2.99	229	2.22	2.83

Personal	764	8.47	5.83	516	5.00	5.93
Commercial	1,620	17.95	7.94	2,119	20.53	8.97
Agricultural	-	-	.68	66.64		0.63

Overdrafts	-	-	0.05	-	0.00	.05
Unallocated	414	4.59	-	1,222	11.85	-

Total	$ 9,024	100.00%	100.00%	$ 10,320	100.00%	100.00%

Financial Condition

Balance Sheet
(dollar amounts in thousands)

Total assets of the Company increased slightly by $6,802 or 1.14% in 2014.  Average interest earning assets increased approximately $10,516 from 2013. Prior to 2013, the Company  made a concerted effort to reduce its higher risk weighted assets to improve the Company’s and the Bank’s regulatory capital ratios. The Company’s current strategy over the next couple of years is to moderately grow loans using existing federal funds sold or cash on hand. Average interest bearing liabilities decreased by $10,466 from 2013. The Company paid off its holding company loan with Community Bankers Bank in April 2014 and redeemed its Trust Preferred Securities in July 2014 which accounted for the majority of the reduction. Total deposits decreased $4,777 or 0.98% as the Company continued to see a decrease in time deposit accounts.

Loans
(dollar amounts in thousands)

Loans net of unearned income and deferred fees increased by $3,211 or 0.80% in 2014. 2013 represented the first year since the recession that loan growth occurred. Loans decreased approximately $100 million during the 2009 through 2012 time period due to stagnant loan demand and the Company’s plan to reduce higher risk weighted assets, primarily commercial real estate loans and other commercial loans.

Prior to the economic downturn, the Company’s portfolio of commercial, construction and land development loans had experienced significant growth. During the last five years, the Company has made a concerted effort to reduce its commercial real estate, construction and land loans as these types of loans provide the greatest risk of loss due to declining real estate values in many of the markets served by the Bank. As construction and commercial lending has slowed significantly in the last five years, a diligent effort has been made to concentrate on permanent financing for residential mortgages.

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

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2014		2013		2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$ 186 829	45.83%	$ 175,860	43.49%	$ 167,777	42.90%	$ 169,027	41.39%	$ 175,522	38.90%
Multi-family	21,131	5.18	20,592	5.09	17,348	4.44	15,375	3.77	15,593	3.46
Construction and Land Loans	18,518	4.54	18,509	4.58	19,161	4.90	23,295	5.70	30,901	6.85
Commercial, Owner Occ.	70,748	17.35	71,459	17.66	64,504	16.50	71,367	17.48	78,279	17.35
Commercial, Non Owner Occupied	32,173	7.89	37,117	9.18	35,536	9.09	36,489	8.94	43,652	9.67
Second Mortgages	8,075	1.98	7,934	1.96	9,298	2.38	12,247	3.00	14,132	3.13
Equity Lines of Credit	6,499	1.60	7,884	1.95	8,287	2.12	9,126	2.23	10,016	2.22
Farmland	8,246	2.02	9,322	2.31	11,180	2.86	12,207	2.99	12,790	2.83
	$352,219	86.39%	$348,677	86.22%	$333,091	85.19%	$349,133	85.50%	$380,885	84.41%

Secured, Other and Unsecured
Personal	$ 20,901	5.13%	$ 20,472	5.06%	$ 22,358	5.72%	$ 23,824	5.83%	$ 26,773	5.94%
Commercial	31,586	7.75	31,575	7.81	31,927	8.15	32,407	7.94	40,471	8.97
Agricultural	2,683	0.66	3,376	0.83	3,372	0.86	2,784	0.68	2,848	0.63
	$ 55,170	13.54%	$ 55,423	13.70%	$ 57,657	14.73%	$ 59,015	14.45%	$ 70,092	15.54%

Overdrafts	$ 285	0.07%	$ 304	0.08%	$ 297	0.08%	$ 207	0.05%	$ 214	0.05%

Loans, gross	$ 407,674	100.00%	$ 404,404	100.00%	$ 391,045	100.00%	$ 408,355	100.00%	$ 451,191	100.00%

The following table shows the maturity of loans outstanding, inclusive of expected prepayments and contractual amortization, at December 31, 2014:     (Non accrual loan balances are reflected in the immediate time period)

	December 31, 2014 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$ 36,751	$ 14,652	$ 77,749	$ 34,096	$ 9,671	$ 10,512	$ 183,431
Multi-family	5,120	384	14,098	856	-	673	21,131
Construction and Land Loans	6,871	815	6,449	1,007	1,281	1,927	18,350
Commercial , Owner Occupied	11,550	3,117	34,982	3,816	4,913	7,111	65,489
Commercial, Non-Owner Occupied	5,250	1,417	16,759	1,735	2,233	3,232	30,626
Second Mortgages	2,252	985	3,635	799	-	271	7,942
Equity Line of Credit	-	1,524	-	4,212	-	762	6,498
Farmland	1,790	859	4,585	209	-	325	7,768
Secured, Other and Unsecured
Personal	6,203	3,395	9,587	895	-	610	20,690
Commercial	9,361	4,820	16,768	178	-	10	31,137
Agricultural	802	413	1,452	15	-	1	2,683
Overdrafts	285	-	-	-	-	-	285

Non Accrual Loans	11,644	-	-	-	-	-	11,644

Loans, Gross	$ 97,879	$ 32,381	$ 186,064	$ 47,818	$ 18,098	$ 25,434	$ 407,674

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

At December 31, 2014 OREO balances were $6,685 and consisted of 31 relationships. At December 31, 2013 OREO balances were $7,834 and consisted of 29 relationships. The following chart details each category type, number of relationships and balance.

OREO Property at 12/31/2014

OREO Description	Number	Balance at 12/31/14
		(in thousands)
Land Development - Vacant Land	12	$ 1,723
1-4 Family	13	2,382
Multifamily	-	-
Commercial Real Estate	6	2,580

Total	31	$ 6,685

OREO Property at 12/31/2013

OREO Description	Number	Balance at 12/31/13
		(in thousands)
Land Development - Vacant Land	12	$ 1,854
1-4 Family	8	2,409
Multifamily	1	523
Commercial Real Estate	8	3,048

Total	29	$ 7,834

The following table shows the activity related to OREO for the periods ended December 31, 2014 and 2013.

OREO Description	2014	2013

Beginning balance, January 1	$ 7,834	$ 17,139
Additions	3,304	3,737
Deletions	(4,453)	(13,042)
Ending Balance, December 31	$ 6,685	$ 7,834

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

	December 31, 2014		December 31, 2013

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	7	$2,041	9	$3,412
Southwest VA and Tri-city TN Area	14	2,986	12	2,882
Boone and Banner Elk NC Area	10	1,658	8	1,540

Total	31	$6,685	29	$7,834

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

Securities
(dollar amounts in thousands)

Investment securities available for sale increased $29,017 (market value) from December 31, 2013 to December 31, 2014.  The Company made a significant number of GNMA purchases during 2014 primarily due to the Company’s strategy to invest existing overnight funds into higher yielding securities. This strategy resulted in increasing the Company’s securities portfolio by approximately $30,000 over year end 2013. As shown in the table below, for 2014, the average taxable equivalent yield on fixed rate mortgage backed securities was approximately 1.91% versus earning an average yield of 0.23% on overnight funds at the Federal Reserve. These GNMA securities carry a zero risk weighting and have the full faith and credit of the US government.

During the fourth quarter of 2013, the Company sold its entire portfolio of pooled trust preferred collateralized debt obligation securities (“TruP CDO’s”) with a book value of $3.8 million and a pre-tax loss of $758 thousand due to the uncertainty at year end regarding the future accounting implications under the Volcker Rule. As discussed earlier, under rules approved mid-December 2013, collateralized debt obligations backed by TruPs were considered “covered funds” subject to the Volcker Rule’s restrictions. Although regulators subsequently provided some relief for community banks, under these December rules, banks would have been forced to divest their TruP CDO investments by July of 2015. The resulting accounting treatment due to the required divestiture would have forced banks holding these instruments to write them down completely by year end 2013 since the ability to hold them to recovery would have been jeopardized.  Prior to December 2013, the Company had assigned a market value of approximately $400 thousand to these securities using a discounted cash flow calculation containing multiple assumptions pertaining to future deferral / defaults, recovery periods, cures, redemptions, etc. Up until mid - 2013, the market for these instruments had been inactive for the past 4 years due to the severity of the recession and the related impact it had on banks and other financial service institutions that were the underlying issuers of the TruP CDO’s.

Investment Portfolio

The following tables present the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2014 and December 31, 2013.

December 31, 2014	(Dollars In Thousands)
	Within One Yesr	One Year Through Five Years	Five Years Though Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$-	$-	$2,740	$51,360	1.91%	$54,100	$53,850
Mtg.-backed Sec – variable rate	-	-	3	7,620	0.91	7,623	7,626
State & Municipal’s – tax exempt	-	218	557	7,270	6.22	8,045	7,911
State & Municipal’s – taxable	-	1,123	-	533	1.97	1,656	1,635
Single Issue Trust Preferred	-	-	-	488	6.30	488	500
SBA bonds – fixed rate		213	1,562	10,627	1.85	12,402	12,648
SBA bonds – variable rate	-	-	-	21	0.83	21	21
TOTAL	-	$1,554	$4,862	$77,919		$84,335	$84,191
Total fixed rate securities	$-	$1,554	$4,859	$70,278		$76,691	$76,544
Total variable rate securities	$-	$-	$3	$7,641		$7,644	$7,647

December 31, 2013	(Dollars In Thousands)
	Within One Yesr	One Year Through Five Years	Five Years Though Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$-	$-	$-	$21,787	2.32	$21,787	$21,951
Mtg.-backed Sec – variable rate	-	-	4	8,949	0.58	8,953	9,033
State & Municipal’s – tax exempt	-	128	250	8,060	6.31	8,438	8,672
State & Municipal’s – taxable	-	-	1,099	-	2.12	1,099	1,123
Single Issue Trust Preferred	-	-	-	883	6.85	883	907
SBA bonds – fixed rate		-	2,283	11,353	1.76	13,636	14,373
SBA bonds – variable rate	-	-	-	23	0.82	23	23
SLMA	499	-	-		3.50	499	500
TOTAL	499	$128	$3,636	$51,055		$55,318	$56,582
Total fixed rate securities	$-	$128	$3,632	$42,083		$45,843	$47,026
Total variable rate securities	$499	$-	$4	$8,972		$9,475	$9,556

Mortgage backed securities / CMOs- All of the MBS / CMOs listed above are agency (FHLMC, FNMA, GNMA) issues. The Company does not hold any non-agency mortgage backed securities.

State and Municipals - A breakdown of the Company’s municipal bond portfolio at December 31, 2014 is shown in the following table segregated by credit rating (Moody’s or S & P).

Credit Rating	Fair Value	Amortized Cost
AA+	$ 1,656	$ 1,635
AA	$ 825	$ 805
AA-	$ 2,231	$ 2,187
A3	$ 1,001	$ 1,000
Aa2	$ 807	$ 777
A2	$ 573	$ 552
A1	$ 241	$ 240
BBB+	$ 90	$ 84
NR	$ 2,277	$ 2,266
TOTAL	$ 9,701	$ 9,546

All of the above non-rated securities were rated investment grade when purchased by the Company. Due to the financial crisis, a significant number of municipal bonds are no longer rated by the various rating agencies, even though they do have underlying credit support. All except two of the underlying issuers (municipalities) of the non-rated munis above totaling $1.22 million have had subsequent parity issues that have been rated investment grade. The Company performs periodic credit reviews on any non-rated munis that additionally have not had a subsequent parity issued currently rated “investment grade.”

Single Issue Trust Preferred – The one single issue trust preferred security held by the Bank is issued by a large regional bank that is a well-capitalized institution. The Company reviews the filings of these institutions on a quarterly basis.

SBA Pools - All of the SBA pools owned by the Company have the full faith and credit of the US government and carry a zero risk weighting.

	Fair Value	Amortized Cost
Single Issue Trust Preferred	$ 488	$ 500
SBA Pools	$ 12,423	$ 12,669

Deposits / Funding
(dollar amounts in thousands)

Total deposits decreased by $4,777 or 0.98% in 2014. Non-interest bearing demand deposits increased by $11,229. Interest bearing demand deposits decreased by $4,525. Total time deposits decreased by $15,531. Savings accounts increased by $4,050 during the year. The decrease in time deposits is primarily a result of the Company’s actions to reduce its higher cost CD’s in an effort to lower its overall cost of funds. The average rate paid on time deposits during 2014 decreased 14 basis points compared to the prior year. The Company has experienced a significant increase in demand deposits. Prior to the economic downturn, the Company over the years used its alternative funding sources (primarily FHLB advances) to help facilitate growth.  As of December 31, 2014, the Company had $67,801 of FHLB borrowings. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Dollars in Thousands)
	2014	2013

Non-interest bearing demand deposits	$ 118,557	$ 107,328
Interest bearing demand deposits	111,527	116,052
Savings deposits	83,608	79,558
Time deposits	169,805	185,336
Total Deposits	$ 483,497	$ 488,274

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 112,070	0.00%	$ 105,560	0.00%	$ 101,935	0.00%
Interest-bearing demand deposits	112,511	0.41	107,940	0.41	94,770	0.46
Savings deposits	83,502	0.24	78,623	0.25	72,629	0.30
Time deposits	178,036	1.05	194,245	1.19	224,755	1.59
Total	$ 486,119		$ 486,368		$ 494,089

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2014 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$ 7,395
Over 3 months through 6 months	10,982
Over 6 months through 12 months	7,574
Over 12 months	26,861
Total	$ 52,812

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

Management of the Bank continuously monitors and plans the Bank’s liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank. Management believes that the current cash on hand and other sources of funds provide sufficient and timely liquidity for the foreseeable future. The Bank currently has approximately $50,000,000 of available credit with the FHLB and $6,000,000 of available secured credit with its correspondent banks. The Bank also as of December 31, 2014 has $45,009,000 (market value) in unencumbered securities available for sale.

The Company’s liquidity ultimately depends on dividends paid by the Bank, its wholly owned subsidiary.  The Company and the Bank are currently prohibited from paying a dividend without the prior approval of the Federal Reserve Bank.

On April 16, 2014, the management and board of directors of Highlands Bankshares, Inc. announced the completion of a $16,525,000 private placement capital raise. Purchasers in the private placement included outside investors, as well as certain directors and executive officers of the Company. The Company sold 2,673,249 newly issued shares of the Company’s common stock at $3.50 per share, and 2,048,179 shares of Series-A convertible perpetual preferred stock at $3.50 per share. The private placement was disclosed on Form 8-K on April 16, 2014. The Company immediately paid off its Holding Company Loan in the amount of $3,440,000 to Community Bankers Bank on April 16, 2014 with the funds received from the capital raise. The Company also paid off the remaining $3,150,000 of its trust preferred securities including accrued interest. The payoff totaling $4,802,000 was completed on July 15, 2014. The Company down-streamed to the subsidiary Bank in June 2014, $7,500,000 of funds received from the capital raise. During the third quarter of 2014, the Company also conducted a rights offering to its existing shareholders other than directors and executive officers. The Company raised a total of $556,000 as a result of the offering. The Company immediately down-streamed  $400,000 of the $556,000 to the Bank in September of 2014. In October 2014, one of the private placement purchasers, TNH Financial Fund, LP, purchased another $183,000 of common and preferred stock which allowed them to maintain the same ownership percentage that was held immediately prior to the rights offering. Net proceeds received from the private placement issues and rights offering totaled $16,356.000.

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

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2014:

Report of Independent Registered Public Accounting Firm on the Financial Statements;
Consolidated Balance Sheets as of December 31, 2014 and 2013;
Consolidated Statements of Income for the years ended December 31, 2014 and 2013;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013;
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and
Notes to Consolidated Financial Statements for December 31, 2014

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

Management’s Annual Report on Internal Control over Financial Reporting is incorporated by  reference from the Consolidated Financial Report to Shareholders for the fiscal year ended December 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2014, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	55,600	$ 15.00	--

Equity Compensation Plans Not Approved by Shareholders (b)		$ -	200,000

Total	55,600	$ 15.00	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)  (1)                      The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2014 Consolidated Financial Statements.

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
3.2	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
3.3	Bylaws of the Company, as amended and restated November 12, 2014 (attached as Exhibit 3.1 to the Current Report on Form 8-K filed November 18, 2014 and incorporated by reference herein).
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
10.6
Highlands Union Bank 1995 Stock Option Plan, attached as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference.

10.7
Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference.

10.8
Written Agreement, dated October 13, 2010, between Highlands Bankshares, Inc., Highlands Union Bank and the Federal Reserve Bank of Richmond, attached as Exhibit 10.1 to the Current Report on  Form 8-K, File No. 000-27622, filed with the  Commission on October 19, 2010, incorporated herein by reference.

13.1	Annual Report to Shareholders – Financial Statements
21	Subsidiaries of the Corporation.
23.1	Consent of Brown, Edwards & Company, L.L.P.
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
31.3	Section 302 Certification of Vice President of Accounting
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350.
32.2	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350.
32.3	Statement of Vice President of Accounting Pursuant to 18 U.S.C. § 1350.
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

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

HIGHLANDS BANKSHARES, INC.

Date: March 30, 2015	BY:	/s/ Samuel L. Neese
Samuel L. Neese
Chief Executive Officer

	BY:	/s/ James R. Edmondson
James R. Edmondson
Vice President of Accounting
Principal Accounting Officer

	BY:	/s/Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 30, 2015.

Signature	Title	Date
/s/ Dr. James D. Moore, Jr.	Chairman of the Board, and Director	March 30, 2015
Dr. James D. Moore, Jr.
/s/ J. Carter Lambert	Vice Chairman	March 30, 2015
J. Carter Lambert
/s/ Samuel L. Neese	Chief Executive Officer (principal executive officer) and Director	March 30, 2015
Samuel L. Neese
/s/ E. Craig Kendrick	Director	March 30, 2015
E. Craig Kendrick
/s/ Clydes B. Kiser	Director	March 30, 2015
Clydes B. Kiser
/s/ Charles P. Olinger	President and Director	March 30, 2015
Charles P. Olinger
/s/ H. Ramsey White, Jr.	Director	March 30, 2015
H. Ramsey White, Jr
/s/ Edward M. Rosinus	Director	March 30, 2015
Edward M. Rosinus
/s/ Jon C. Lundberg	Director	March 30, 2015
Jon C. Lundberg

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
3.2
Articles of Amendment to the Articles of Incorporation of Highlands Bankshares, Inc. (attached as Exhibit 3.1 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein).

3.3	Bylaws of the Company, as amended and restated November 12, 2014 (attached as Exhibit 3.1 to the Current Report on Form 8-K filed November 18, 2014 and incorporated by reference herein).
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
10.6
Highlands Union Bank 1995 Stock Option Plan, attached as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference.

10.7
Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference.

10.8
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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).