Form 10-Q
period 2015-05-14
HIGHLANDS BANKSHARES INC /VA/
filed 2015-05-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

7,851,780 shares of common stock, par value $0.625 per share, outstanding as of May 14, 2015

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2015

PART I.
FINANCIAL INFORMATION
          ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) March 31, 2015	(Note 1) December 31, 2014
ASSETS
Cash and due from banks	$ 19,120	$ 15,018
Federal funds sold	36,833	40,792

Total Cash and Cash Equivalents	55,953	55,810

Investment securities available for sale (amortized cost $85,161 at March 31, 2015, $84,191 at December 31, 2014)	85,538	84,335
Other investments, at cost	6,599	6,767
Loans, net of allowance for loan losses of $5,289 at March 31, 2015, $5,477 at December 31, 2013	403,827	401,520
Premises and equipment, net	20,088	20,236
Deferred tax assets	10,487	10,744
Interest receivable	2,234	2,235
Bank owned life Insurance	14,280	14,183
Other real estate owned	9,081	6,685
Other assets	2,313	2,599

Total Assets	$ 610,400	$ 605,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 117,005	$ 118,557
Interest bearing	370,987	364,940

Total Deposits	487,992	483,497

Interest, taxes and other liabilities	1,317	1,014
Other short-term borrowings	20,050	20,051
Long-term debt	47,738	47,750

Total Other Liabilities	69,105	68,815

Total Liabilities	557,097	552,312

STOCKHOLDERS’ EQUITY

Common stock (7,851 shares issued and outstanding)	4,907	4,907
Preferred Stock (2,092 shares issued and outstanding)	4,184	4,184
Additional paid-in capital	17,947	18,180
Retained earnings	26,016	25,436
Accumulated other comprehensive income	249	95

Total Stockholders’ Equity	53,303	52,802

Total Liabilities and Stockholders’ Equity	$ 610,400	$ 605,114

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
INTEREST INCOME
Loans receivable and fees on loans	$ 5,298	$ 5,392
Securities available for sale:
Taxable	313	222
Exempt from taxable income	108	123
Other investment income	52	45
Federal funds sold	21	38

Total Interest Income	5,792	5,820

INTEREST EXPENSE
Deposits	570	663
Other borrowed funds	585	741

Total Interest Expense	1,155	1,404

Net Interest Income	4,637	4,416

Provision for Loan Losses	100	265

Net Interest Income after Provision for Loan Losses	4,537	4,151

NON-INTEREST INCOME
Securities gains (losses), net	16	-
Service charges on deposit accounts	391	452
Other service charges, commissions and fees	335	399
Other operating income	124	149

Total Non-Interest Income	866	1,000

NON-INTEREST EXPENSE
Salaries and employee benefits	2,446	2,467
Occupancy expense of bank premises	309	280
Furniture and equipment expense	340	302
Other operating expense	1,317	1,189
Foreclosed Assets – Write-down and Operating Expenses	234	273

Total Non-Interest Expense	4,646	4,511

Income Before Income Taxes	757	640

Income Tax Expense (Note 3)	177	139

Net Income	$ 580	$ 501

Basic Earnings Per Common Share (Note 6)	$ 0.07	$ 0.10

Earnings Per Common Share – Assuming Dilution	$ 0.06	$ 0.10

Dividends Per Share	$ -	$ -

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Net Income	$ 580	$ 501

Other Comprehensive Income
Unrealized gains on securities during the period	250	521
Less: reclassification adjustment for (gains) included in net income	(16)	-
Other Comprehensive Income, before tax	234	521
Income tax expense related to other comprehensive income	80	177
Other Comprehensive Income	154	344
Comprehensive Income	$ 734	$ 845

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$580	$501
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	100	265
Depreciation and amortization	233	221
Net realized gains on available for sale securities	(16)	-
Net amortization on securities	249	118
(Increase) decrease in interest receivable	1	(136)
Valuation adjustment of other real estate owned	20	111
Decrease in other assets	174	43
Increase in interest, taxes and other liabilities	303	297

Net cash provided by operating activities	1,644	1,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	1025	-
Proceeds from maturities of debt and equity securities	3,826	1,469
Purchase of debt and equity securities	(6,045)	-
Redemption of other investments	168	172
Net increase in loans	(5,199)	(3,020)
Proceeds from sales of other real estate owned	328	219
Premises and equipment expenditures	(86)	(221)

Net cash used in investing activities	(5,983)	(1,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(2,865)	(3,049)
Net increase in demand, savings and other deposits	7,360	8,963
Decrease in short-term borrowings	(1)	(27)
Decrease in long-term debt	(12)	(13)

Net cash provided by financing activities	4,482	5,874

Net increase in cash and cash equivalents	143	5,913
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,810	83,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,953	$89,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,165	$1,139
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$2,794	$330
Loans originated from sales of other real estate owned	$-	$56

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock Shares	Par Value	Preferred Stock Shares	Preferred Stock Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity
Balance December 31, 2013	5,011	$ 3,132	-	-	$ 7,783	$ 22,910	$ (834)	$ 32,991
Net Income						501		501
Other Comprehensive Income							344	344
Balance, March 31, 2014	5,011	$ 3,132	-	-	$ 7,783	$23,411	$ (490)	$ 33,836

Balance December 31, 2014	7,851	$ 4,907	2,092	$ 4,184	$ 18,180	$25,436	$ 95	$ 52,802
Net Income						580		$ 580
Additional Paid In Capital					(233)			(233)
Other Comprehensive Income							$ 154	$ 154
Balance March 31, 2015	7,851	$4,907	2,092	$ 4,184	$ 17,947	$ 26,016	$ 249	$ 53,303

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2014 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2014 Form 10-K. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)
 The composition of net loans is as follows:

	March 31, 2015	December 31, 2014
Real Estate Secured:
Residential 1-4 family	$ 189,243	$ 186,829
Multifamily	20,273	21,131
Construction and Land Loans	17,425	18,518
Commercial, Owner Occupied	70,340	70,748
Commercial, Non-owner occupied	32,278	32,173
Second mortgages	7,874	8,075
Equity lines of credit	6,239	6,499
Farmland	9,261	8,246
	352,933	352,219

Secured (other) and unsecured
Personal	20,456	20,901
Commercial	33,065	31,586
Agricultural	3,034	2,683
	56,555	55,170

Overdrafts	320	285

	409,808	407,674
Less:
Allowance for loan losses	5,289	5,477
Net deferred fees	692	677
	5,981	6,154

Loans, net	$ 403,827	$ 401,520

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of March 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 4,265	$ 1,298	$ 3,039	$ 8,602	$ 180,641	$ 189,243	$ -
Equity lines of credit	22	13	-	35	6,204	6,239	-
Multifamily	-	-	-	-	20,273	20,273	-
Farmland	11	394	-	405	8,856	9,261	-
Construction, Land Development, Other Land Loans	141	42	148	331	17,094	17,425	-
Commercial Real Estate- Owner Occupied	690	-	2,048	2,738	67,602	70,340	-
Commercial Real Estate- Non Owner Occupied	2	-	85	87	32,191	32,278	-
Second Mortgages	45	62	53	160	7,714	7,874	-
Non Real Estate Secured
Personal	388	120	168	676	20,100	20,776	-
Commercial	210	84	449	743	32,322	33,065	-
Agricultural	15	75	-	90	2,944	3,034	-

Total	$ 5,789	$ 2,088	$ 5,990	$ 13,867	$ 395,941	$ 409,808	$ -

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 4,521	$ 3,001	$ 2,884	$ 10,406	$ 176,423	$ 186,829	$ -
Equity lines of credit	45	-	-	45	6,454	6,499	-
Multifamily	1,252	-	-	1,252	19,879	21,131	-
Farmland	208	-	477	685	7,561	8,246	-
Construction, Land Development, Other Land Loans	417	31	168	616	17,902	18,518	-
Commercial Real Estate- Owner Occupied	2,193	790	2,344	5,327	65,421	70,748	-
Commercial Real Estate- Non Owner Occupied	225	85	1,547	1,857	30,316	32,173	-
Second Mortgages	107	51	134	292	7,783	8,075	-
Non Real Estate Secured
Personal	404	105	233	742	20,444	21,186	22
Commercial	720	49	447	1,216	30,370	31,586	-
Agricultural	3	-	-	3	2,680	2,683	-

Total	$ 10,095	$ 4,112	$ 8,234	$ 22,441	$ 385,233	$ 407,674	$ 22

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Loans are considered delinquent when payments have not been made according to the terms of the contract. The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Additionally, in certain instances, loans that have been restructured or modified may also be classified as non-accrual per regulatory guidance until a satisfactory payment history has been established. Credit card loans and other personal loans are typically charged off no later than 180 days past due.   In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following is a summary of non-accrual loans at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Real Estate Secured
Residential 1-4 Family	$ 3,039	$ 3,401
Multifamily	-	-
Construction and Land Loans	148	168
Commercial-Owner Occupied	3,568	5,259
Commercial- Non Owner Occupied	1,632	1,547
Second Mortgages	53	134
Equity Lines of Credit	-	-
Farmland	-	477
Secured (other) and Unsecured
Personal	168	211
Commercial	449	447
Agricultural	-	-

Total	$ 9,057	$ 11,644

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of March 31, 2015.

	Number	03/31/15 Balance
Residential real estate in the process of foreclosure	6	$ 748
Foreclosed residential real estate	15	$ 2,718

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at March 31, 2015 and December 31, 2014.  The grades are assigned and/or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of March 31, 2015
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	29,276	6	33	2,632	2,805	658
Satisfactory	103,015	15,494	4,214	6,807	36,272	15,891
Acceptable	43,377	2,694	3,991	5,610	19,077	11,632
Special Mention	2,991	819	197	2,160	4,222	2,098
Substandard	10,584	1,260	826	216	7,964	1,999
Doubtful	-	-	-	-	-	-

Total	$ 189,243	$ 20,273	$ 9,261	$ 17,425	$ 70,340	$ 32,278

Credit Risk Profile by Internally Assigned Grade as of December 31, 2014
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	29,494	6	37	3,278	4,159	874
Satisfactory	100,767	16,326	3,090	8,091	31,018	15,052
Acceptable	44,021	2,719	4,080	4,745	20,987	12,223
Special Mention	2,640	828	198	2,231	3,994	2,108
Substandard	9,907	1,252	841	173	10,590	1,916
Doubtful	-	-	-	-	-	-

Total	$ 186,829	$ 21,131	$ 8,246	$ 18,518	$ 70,748	$ 32,173

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

Satisfactory - This grade is given to performing loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this rating will demonstrate the following characteristics:

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of March 31, 2015
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 20,608	$ 14,060	$ 32,616	$ 3,034
Nonperforming (>90 days past due)	168	53	449	-

Total	$ 20,776	$ 14,113	$ 33,065	$ 3,034

Credit Risk Profile based on payment activity as of December 31, 2014
	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 20,953	$ 14,440	$ 31,139	$ 2,683
Nonperforming (>90 days past due)	233	134	447	-

Total	$ 21,186	$ 14,574	$ 31,586	$ 2,683

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at March 31, 2015:
March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$ 8,815	$ 8,815	$ -	$ 8,402	$ 81
Equity lines of credit	74	74	-	49	1
Multifamily	1,260	1,260	-	1,256	16
Farmland	826	826	-	834	21
Construction, Land Development, Other Land Loans	1,757	1,757	-	1,748	25
Commercial Real Estate- Owner Occupied	7,964	7,964	-	8,576	48
Commercial Real Estate- Non Owner Occupied	85	85	-	43	-
Second Mortgages	242	242	-	430	4
Non Real Estate Secured
Personal /Consumer	24	24	-	39	-
Commercial	222	222	-	292	2
Agricultural	-	-	-	-	-

Total	$ 21,269	$ 21,269	$ -	$ 21,669	$ 198

March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 2,916	$ 2,916	$ 567	$ 3,032	$ 29
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction, Land Development, Other Land Loans	366	366	20	366	5
Commercial Real Estate- Owner Occupied	-	-	-	702	-
Commercial Real Estate- Non Owner Occupied	1,914	1,914	320	1,915	4
Second Mortgages	-	-	-	-	-
Non Real Estate Secured
Personal /Consumer	202	202	144	228	2
Commercial	932	932	604	867	6
Agricultural	-	-	-	3	-

Total	$ 6,330	$ 6,330	$ 1,655	$ 7,113	$ 46

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at December 31, 2014:

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no Related Allowance
Real Estate Secured
Residential 1-4 family	$ 7,988	$ 7,988	$ -	$ 7,015	$ 256
Equity lines of credit	24	24	-	194	1
Multifamily	1,252	1,252	-	626	21
Farmland	842	842	-	663	32
Construction, Land Development, Other Land Loans	1,738	1,738	-	1,716	64
Commercial Real Estate- Owner Occupied	9,188	9,392	-	7,291	262
Commercial Real Estate- Non Owner Occupied	-	-	-	3,227	-
Second Mortgages	618	618	-	340	20
Non Real Estate Secured
Personal	54	54	-	53	3
Commercial	361	361	-	229	20
Agricultural	-	-	-	-	-

Total	$ 22,065	$ 22,269	$ -	$ 21,354	$ 679

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 3,148	$ 3,148	$ 586	$ 3,087	$ 125
Equity lines of credit	-	-	-	19	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	100	-
Construction, Land Development, Other Land Loans	366	366	20	183	13
Commercial Real Estate- Owner Occupied	1,403	1,403	143	2,466	56
Commercial Real Estate- Non Owner Occupied	1,916	1,916	322	3,249	31
Second Mortgages	-	-	-	28	-
Non Real Estate Secured
Personal	253	253	188	193	7
Commercial	802	802	540	863	28
Agricultural	7	7	7	94	1

Total	$ 7,895	$ 7,895	$ 1,806	$ 10,282	$ 261

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of March 31, 2015 and March 31, 2014.

Three months ended March 31, 2015	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2014	$ 995	$ 20	$ 87	$ 409	$ 1,063	$ 67	$ 74	$ 12	$ 665	$ 982	$ 1,103	$ 5,477
Provision for Credit Losses	42	(20)	(19)	42	(29)	3	(6)	1	31	177	(122)	100
Charge-offs	47	-	-	392	-	3	-	-	77	64	-	583
Recoveries	-	-	7	275	-	-	-	-	12	1	-	295
Net Charge-offs	47	-	(7)	117	-	3	-	-	65	63	-	288
Ending Balance March 31, 2015	990	-	75	334	1,034	67	68	13	631	1,096	981	5,289
Ending Balance: Individually evaluated for impairment	567	-	20	-	320	-	-	-	144	604	-	1,655
Ending Balance: Collectively Evaluated for Impairment	423	-	55	334	714	67	68	13	487	492	981	3,634
Loans:
Ending Balance: Individually Evaluated for Impairment	11,731	1,260	2,123	7,964	1,999	242	74	826	226	1,154	-	27,599
Ending Balance: Collectively Evaluated for Impairment	177,512	19,013	15,302	62,376	30,279	7,632	6,165	8,435	20,550	34,945	-	382,209
Ending Balance: March 31, 2015	$189,243	$20,273	$17,425	$70,340	$32,278	$7,874	$6,239	$9,261	$20,776	$36,099	-	$409,808

Three months ended March 31, 2014	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2013	$ 975	$ 143	$ 230	$ 1,029	$ 1,415	$ 153	$ 50	$ 65	$ 483	$ 1,264	$ 1,018	$ 6,825
Provision for Credit Losses	148	5	(14)	(23)	73	(7)	(39)	(5)	243	(163)	47	265
Charge-offs	68	-	-	-	159	25	-	-	78	114	-	444
Recoveries	-	-	2	-	-	1	-	-	23	7	-	33
Net Charge-offs	68	-	(2)	-	159	24	-	-	55	107	-	411
Ending Balance March 31, 2014	1,055	148	218	1,006	1,329	122	11	60	671	994	1,065	6,679
Ending Balance: Individually evaluated for impairment	379	-	-	588	1,074	-	-	25	42	386	-	2,494
Ending Balance: Collectively Evaluated for Impairment	676	148	218	418	255	122	11	35	629	608	1,065	4,185
Loans:
Ending Balance: Individually Evaluated for Impairment	8,312	-	1,551	9,940	11,002	61	349	666	92	985	-	32,958
Ending Balance: Collectively Evaluated for Impairment	173,084	20,178	16,697	61,817	24,329	7,746	7,187	8,256	20,093	34,343	-	373,730
Ending Balance: March 31, 2014	$181,396	$20,178	$18,248	$71,757	$35,331	$7,807	$7,536	$8,922	$20,185	$35,328	-	$406,688

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March  31, 2015 and December 31, 2014, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or,
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings (“TDRs”). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $9,305 and $12,060 of loans categorized as troubled debt restructurings as of March 31, 2015 and December 31, 2014, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the three months ended March 31, 2015 and 2014.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Three months ended March 31, 2015 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	2	2,203	2,203
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	2	2,203	2,203

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	863	863
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied	1	1,547	1,547
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	2	2,410	2,410

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	4	4,613	4,613

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural	1	129	129

Total	1	129	129
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	4	3,110	3,110

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500.  The relationship review includes a discussion on the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a “stressed” DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a “stressed” loan to value (LTV) ratio.   In addition to annual loan relationship reviews, quarterly reviews on all loan relationships over $100 that are graded Substandard, Doubtful and Loss are also completed.  This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of  non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

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

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2015	2014

Tax expense at statutory rate	$257	$218
Reduction in taxes from:
Tax-exempt interest	(37)	(42)
Other, net	(43)	(37)

Income tax expense	$177	$139

Note 4  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  On July 7, 2013 the Federal Reserve Board approved Basel III Final Rules to begin implementation January 1, 2015. The desired overall objective of Basel III is to improve the banking sector’s ability to absorb shocks arising from financial and economic stress.  The Final Rule includes a new Common Equity Tier 1 (CET1) minimum ratio and raises the Tier 1 Risk Weighted Assets ratio to 6% from 4%.  In addition, the new rules require a bank to maintain a capital conservation buffer of between 2 and 2 ½ % beginning in 2016.  Additionally, the new rules increase the risk weighting of various assets. The new rules will be phased in beginning in 2015 with complete compliance required by 2019.  Generally, the Basel III Final Rule will require banks to maintain higher levels of common equity and regulatory capital. On December 18, 2014, the President of the United States signed into law Public Law 113-250 (the “Act”), which directs the Board of Governors of the Federal Reserve System (Board) to propose revisions to the Small Bank Holding Company Policy Statement (Policy Statement) to raise the total consolidated asset limit in the Policy Statement from $500 million to $1 billion. On February 5, 2015 the Company received notification from the Federal Reserve Bank that it would no longer be required to report holding company consolidated capital ratios. The following tables present the capital ratios for the Bank only.

March 31, 2015
Entity	Tier 1	Total Risk Based	Leverage	CET 1
				Effective 3/31/15
Highlands Union Bank	11.65%	12.92%	7.42%	11.65%

December 31, 2014
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	12.93%	14.19%	7.71%	N/A

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 5. Private Placement Capital Raise / Rights Offering

On April 16, 2014, management and board of directors of Highlands Bankshares, Inc. announced the completion of a $16,525 private placement capital raise. Purchasers in the private placement included outside investors, as well as certain directors and executive officers of the Company. The Company sold 2,673,249 newly issued shares of the Company’s common stock at $3.50 per share, and 2,048,179 shares of Series-A convertible perpetual preferred stock at $3.50 per share. The private placement was disclosed on Form 8-K on April 16, 2014. The Company immediately paid off a Holding Company Loan in the amount of $3,440 to Community Bankers Bank on April 16, 2014 with the funds received from the capital raise. The Company also paid off the remaining $3,150 of its trust preferred securities including accrued interest. The payoff totaling $4,802 was completed on July 15, 2014. The Company down-streamed to the subsidiary Bank in June 2014 $7,500 of funds received from the capital raise. During the third quarter of 2014, the Company also conducted a rights offering to its existing shareholders other than directors and executive officers. The Company raised a total of $556 as a result of the offering. The Company immediately down-streamed $400 of the $556 to the Bank in September of 2014. In October 2014, one of the private placement purchasers, TNH Financial Fund, LP, purchased another $183 of common and preferred stock which allowed them to maintain the same ownership percentage that was held immediately prior to the rights offering. Net proceeds received from the private placement issues and rights offering totaled $16,123.

Note 6 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three months  ended March 31, 2014 and 2015.  Outstanding stock options impact on earnings per share is determined using the treasury stock method. For 2015 and 2014, the impact of conversions of outstanding stock options was anti-dilutive. During 2014, the Company issued a total of 2,092,287 shares of Series A preferred stock (See Note 5). These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company’s common shares. The Series A preferred shares will rank pari passu with the common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

For the three months ended March 31	2015	2014

Income available to common stockholders	$ 580	$ 501
Weighted average shares outstanding	7,851	5,011
Shares outstanding including assumed conversion	9,943	5,011
Basic earnings per common share	$ 0.07	$ 0.10
Fully diluted earnings per share (including convertible preferred shares oustanding)	$ 0.06	$ 0.10

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2015, these commitments included: standby letters of credit of $356; equity lines of credit of $8,101; credit card lines of credit of $6,205; commercial real estate, construction and land development commitments of $2,544; and other unused commitments to fund interest earning assets of $26,288.

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

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy.

March 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$ -	$ 8,300	$ -	$ 8,300
Mortgage Backed Securities	$ -	$ 64,665	$ -	$ 64,665
Single Issue Trust Preferred	$ -	$ 484	$ -	$ 484
SBA Pools	$ -	$ 12,089	$ -	$ 12,089
Total AFS Securities	$ -	$ 85,538	$ -	$ 85,538

December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$ -	$ 9,701	$ -	$ 9,701
Mortgage Backed Securities	$ -	$ 61,723	$ -	$ 61,723
Single Issue Trust Preferred	$ -	$ 488	$ -	$ 488
SBA Pools	$ -	$ 12,423	$ -	$ 12,423
Total AFS Securities	$ -	$ 84,335	$ -	$ 84,335

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2015 and December 31, 2014, all of the total impaired loans were evaluated based on the fair value of the collateral.  The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. which the Company considers to be nonrecurring Level 3. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

Non Recurring -Foreclosed Assets / Repossessions

Foreclosed assets and repossessions are adjusted to fair value upon transfer of the loans to foreclosed assets and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or recent appraised values of the collateral, which the Company considers to be nonrecurring Level 2.  When the current appraised value is not available and /or further discounted below the most recent appraised value less selling costs due to such things as absorption rates and market conditions, the Company classifies the foreclosed assets within Level 3 of the fair value hierarchy.

The following table summarizes the Company’s assets at fair value on a non - recurring basis as of March 31, 2015 and December 31, 2014 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

March 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$6,330	$6,330
Repossessions/OREO, net	$-	$-	$9,109	$9,109

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$7,895	$7,895
Repossessions/OREO, net	$-	$-	$6,704	$6,704

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	March 31,	December 31,	Valuation	Unobservable	Range
	2015	2014	Techniques	Input (2)	(Weighted Average)
OREO,Repossessions	$9,109	$6,704	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)

Impaired loans	$6,330	$7,895	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

The carrying amounts and fair values of the Company's financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 55,953	$ 55,953	$ 55,810	$ 55,810
Securities available for sale	85,538	85,538	84,335	84,335
Other investments	6,599	6,599	6,767	6,767
Loans, net	403,827	400,547	401,520	398,019
Deposits	(487,992)	(472,282)	(483,497)	(464,335)
Other short-term borrowings	(20,050)	(21,453)	(20,051)	(21,495)
Long-term debt	(47,738)	(51,117)	(47,750)	(50,799)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 8,128	$ 172	$ -	$ 8,300
Mortgage backed securities	64,299	510	144	64,665
Single Issue Trust Preferred	500	-	16	484
SBA Pools	12,234	13	158	12,089
	$ 85,161	$ 695	$ 318	$ 85,538

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 9,546	$ 163	$ 8	$ 9,701
Mortgage backed securities	61,476	395	148	61,723
Single Issue Trust Preferred	500	-	12	488
SBA Pools	12,669	29	275	12,423
	$ 84,191	$ 587	$ 443	$ 84,335

Investment securities available for sale with a carrying value of $37,658 and $39,298 at March 31, 2015 and December 31, 2014, respectively, and a market value of $37,786 and $39,325 at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	March 31, 2015
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$ -	$ -	$ -	$ -	$ -	$ -
Mortgage-backed securities	8,749	50	5,412	94	14,161	144
Single Issue Trust Preferred	-	-	484	16	484	16
SBA Pools	-	-	11,107	158	11,107	158

Total	$ 8,749	$ 50	$ 17,003	$ 268	$25,752	$ 318

	December 31, 2014
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$ -	$ -	$ 1,002	$ 8	$ 1,002	$ 8
Mortgage-backed securities	5,244	19	7,586	129	12,830	148
Single Issue Trust Preferred	-	-	488	12	488	12
SBA Pools	-	-	11,239	275	11,239	275

Total	$ 5,244	$ 19	$ 20,315	$ 424	$25,559	$ 443

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of March 31, 2015 and December 31, 2014, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at March 31, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	2,444	2,487
Due after five years through ten years	531	535
Due after ten years	17,887	17,851
	20,862	20,873

Mortgage-backed securities	64,299	64,665
	$ 85,161	$ 85,538

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure was issued by the FASB on January 20, 2014.  The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendment was effective for the current reporting period.

On May 28, 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The core principle of the new guidance is that entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve the core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the performance obligation is satisfied.  The new guidance is effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, early application is not permitted.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures; however, the Company does not currently expect the new guidance to have a material effect on its financial statements.

Other accounting standards have been issued by the FASB that are not currently applicable to the Company or are not expected to have a material impact on the Company’s financial statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations that is not otherwise apparent from the Consolidated Financial Statements and the notes thereto or included in this report.  Reference should be made to those statements and the notes thereto for an understanding of the following discussion and analysis.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company’s cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Highlands Union Insurance Services and Highlands Union Financial Services, which are subsidiaries of Highlands Union Bank, generate fee income by providing insurance and financial service products to its clients. Blue Ridge Hospitality, LLC and Russell Road Properties, LLC are also entities in which the Bank has a significant interest and were created to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.

Critical Accounting Policy

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management’s discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.  For a discussion of the Company’s critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Formal Written Agreement

As discussed in Note 10, on October 13, 2010, the Company and Bank entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of Richmond (the “Reserve Bank”).  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of March 31, 2015.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank’s loan grading system and ALLL methodology;
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000;
•	Completed revising the written contingency funding plan;
•	Implemented stress testing of the loan portfolio;
•	Completed revising the investment policy;
•	Completed a three year capital plan targeted to improve the Company’s and Bank’s capital levels; Completed a Business Continuity Plan and Disaster Recovery Plan; and,
•	Formed a Directors’ compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Results of Operations

Results of operations for the three-month periods ended March 31, 2015 and March 31, 2014 reflected net income of $580 thousand and $501 thousand, respectively. For the first three months of 2015, provisions for loan loss reserves decreased $165 thousand over the corresponding period in 2014.

Net interest income for the three-month period ended March 31, 2015 increased $221 thousand or 5.00% compared to the three months ended March 31, 2014, primarily due to the Company’s interest bearing liabilities decreasing. Average interest-earning assets increased $5.99 million from the three-month period ended March 31, 2014 to the current three-month period, while average interest-bearing liabilities decreased $16.57 million over the same period. The decrease in average interest bearing liabilities primarily resulted from paying off both its Holding Company Loan and Trust Preferred Securities in 2014 (see Note 5 for further discussion). The tax-equivalent yield on average interest-earning assets was 4.32% for the three-month period ended March 31, 2015 representing a decrease of 7 basis points from the same period in 2014.  The average balance of federal funds sold during the quarter was $39.25 million as compared to $69.20 million for quarter ended March 31, 2014. This decrease was primarily due to the Company’s decision to increase its holdings of GNMA securities by approximately $30 million during the second and third quarters of 2014. The average rate on federal funds sold was .21% during the quarter. The rate on average interest-bearing liabilities decreased 18 basis points to 1.06% for the three-month period ended March 31, 2015 as compared to 1.24% for the same period in 2014.

Total interest income for the three months ended March 31, 2015 was $28 thousand less than the comparable 2014 period due primarily to the decrease in average yield earned on interest - earning assets.

The Company’s total interest expense decreased by $249 thousand for the three months ended March 31, 2015 as compared to the same period in 2014 due primarily to a significant reduction in interest - bearing liabilities.

During the first three months of 2015, the Company’s non-interest income decreased by $134 thousand over the corresponding period for 2014. Service charges on deposit accounts decreased by $61 thousand over the corresponding period in 2014.

Total non-interest expense for the three-month period ended March 31, 2015 increased $135 thousand from the comparable period in 2014. Salaries and employee benefits decreased $21 thousand for the three months ended March 31, 2015 as compared to the prior year period. Furniture and equipment increased $38 thousand and other operating expense increased $128 thousand for the three months ended March 31, 2015 from the comparable period in 2014.

For the three months ended March 31, 2015, other operating expenses that exceeded 1% of total interest income and other operating income were FDIC premiums totaling $196 thousand, charges for other contracted services totaling $204 thousand, software licensing and maintenance costs totaling $161 thousand, other loan expense totaling $82 thousand, bank franchise tax expense totaling $79 thousand, and postage and freight charges totaling $77 thousand.

For the three months ended March 31, 2014, other operating expenses that exceeded 1% of total interest income and other operating income were FDIC premiums totaling $330 thousand, charges for other contracted services totaling $151 thousand, software licensing and maintenance costs totaling $142 thousand, and postage and freight charges totaling $75 thousand.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 4.37% for the three-month period ended March 31, 2015 from 6.01% for the corresponding period in 2014. The decrease is due to the significant increase in equity as a result of the 2014 capital raise. (See Note 5 for further discussion). Return on average assets for the three months ended March 31, 2015 was 0.38% compared to 0.33% for the three months ended March 31, 2014.The provision for loan losses for the three-month period ended March 31, 2015 totaled $100 thousand, a $165 thousand decrease as compared to the corresponding period in 2014. This decreased provision was in part due to the Bank receiving a large recovery in the amount of $275 thousand during the first quarter. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2015 were $288 thousand compared with $411 thousand for the first three months of 2014. Year–to–date net charge-offs were 0.07% and 0.10% of total loans for the periods ended March 31, 2015 and March 31, 2014, respectively. Loan loss reserves decreased 20.81% to $5.29 million at March 31, 2015 from March 31, 2014.  The Company’s allowance for loan loss reserves at March 31, 2015 decreased to 1.29% of total loans versus 1.64% at March 31, 2014.  At December 31, 2014, the allowance for loan loss reserve as a percentage of total loans was 1.35%.

Financial Position

Total loans, net of deferred fees, increased from $406.07 million at March 31, 2014 to $409.12 million at March 31, 2015.  Total loans, net of fees, at December 31, 2014 were $406.99 million. The loan to deposit ratio increased from 82.17% at March 31, 2014 to 83.84% at March 31, 2015. The loan to deposit ratio at December 31, 2014 was 84.18%. Deposits at March 31, 2015 have decreased $6.19 million since March 31, 2014 and have increased $4.49 million since December 31, 2014. During the last several years, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. Since March 31, 2014, interest bearing deposits (primarily time deposits) have decreased $9.76 million while non-interest bearing deposits have increased $3.56 million.

The Company currently has approximately $67.79 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $18.17 million or 2.98% of total assets at March 31, 2015, compared with $18.37 million or 3.04% of total assets at December 31, 2014 and $19.78 million or 3.27% of total assets at March 31, 2014.  The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

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

At March 31, 2015 and December 31, 2014, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At March 31, 2015, OREO balances were $9,081 and consisted of 36 relationships. At December 31, 2014 OREO balances were $6,685 and consisted of 31 relationships. The following chart details each category type, number of relationships, and balance.

OREO Property at 3/31/15

OREO Description	Number	Balance at 3/31/15
		(in thousands)
Land Development - Vacant Land	11	$ 1,594
1-4 Family	15	2,718
Farmland	1	129
Commercial Real Estate	9	4,640

Total	36	$ 9,081

OREO Property at 12/31/2014

OREO Description	Number	Balance at 12/31/14
		(in thousands)
Land Development - Vacant Land	12	$ 1,723
1-4 Family	13	2,382
Farmland	-	-
Commercial Real Estate	6	2,580

Total	31	$ 6,685

The Company’s major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, Boone and Banner Elk, North Carolina. There has been greater market value deterioration in the Sevierville, Tennessee commercial real estate market compared to the other markets we serve. The increase in OREO balances during the first quarter is primarily due to two commercial properties totaling $2,060 located in the Company’s Southwest Virginia market that were transferred out of non- accrual status into OREO. Both loans had been in non-accrual status for several previous quarters. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	March 31, 2015		December 31, 2014

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	8	$1,973	7	$2,041
Southwest VA and Tri-city TN Area	21	5,789	14	2,986
Boone and Banner Elk NC Area	7	1,319	10	1,658

Total	36	$9,081	31	$6,685

The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO which has been negatively affected by the current economic climate and the resulting reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebounds. Management has allocated significant resources to facilitate sales of OREO to reduce the Company’s non-performing assets. During 2013, the Company initiated a more aggressive approach to sell OREO, including conducting on-site auctions on several OREO properties. This aggressive approach resulted in reducing the Company’s OREO balance by 53% or $8,805 during the year. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods.

Investment securities and other investments totaled $92.14 million (market value) at March 31, 2015 which reflects a decrease of $1.04 million from the December 31, 2014 total of $91.10 million. Investment securities available for sale and other investments at March 31, 2015 were comprised of mortgage backed securities / CMOs (70.18% of the total securities portfolio), municipal issues (9.01%), corporate bonds (0.52%), and SBAs pools (13.12%).  The Company’s entire securities portfolio was classified as available for sale at both March 31, 2015 and December 31, 2014.
Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments (carrying value of $4.36 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in Other investments are 9 certificates of deposit purchased from other FDIC insured institutions.  The balance of these CDs totaled $2.24 million at March 31, 2015.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $53.30 million at March 31, 3015 representing an increase of $19.47 million or 57.53% from March 31, 2014. Total stockholders’ equity at December 31, 2014 was $52.80 million. The increase in stockholders’ equity from March 31, 2014 to March 31, 2015 is primarily due to the funds received from the 2014 private placement capital issues and rights offering. Stockholders’ equity also increased from the net earnings achieved over the last 12 months and the increase in accumulated other comprehensive income related to the Company’s available for sale securities.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Note 4 for a more detailed discussion of the Company’s and Bank’s regulatory capital ratios. The Board of Directors and management are committed to increasing our capital levels and we are continuing to explore options for raising additional capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($55.95 million as of March 31, 2015) and unrestricted investment securities available for sale ($47.75 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. As discussed in Note 5, in April 2014, the Company paid off its Holding Company Loan to Community Bankers Bank and its Capital Securities and all related accrued interest in July 2014. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Registrant’s Quarterly Report on Form
10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)
May 14, 2015	/s/ Samuel L. Neese
Executive Vice President and
Chief Executive Officer

May 14, 2015	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

May 14, 2015	/s/ James R. Edmondson
James R. Edmondson
Vice President - Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form
10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).