Form 10-Q
period 2015-08-12
HIGHLANDS BANKSHARES INC /VA/
filed 2015-08-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

7,851,780 shares of common stock, par value $0.625 per share, outstanding as of August 14, 2015

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended June 30, 2015

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 2015 (Unaudited) and December 31, 2014
2

Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended June 30, 2015 and 2014	3

Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Six Months Ended June 30, 2015 and 2014	4
Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and 2014	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Six Months Ended June 30, 2015 and 2014	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	387-432

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	45

Item 6. Exhibits	45

SIGNATURES AND CERTIFICATIONS	45

PART I.
FINANCIAL INFORMATION
          ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) June 30, 2015	(Note 1) December 31, 2014
ASSETS
Cash and due from banks	$ 20,384	$ 15,018
Federal funds sold	31,364	40,792

Total Cash and Cash Equivalents	51,748	55,810

Investment securities available for sale (amortized cost $84,028 at June 30, 2015, $84,191 at December 31, 2014)	83,896	84,335
Other investments, at cost	6,599	6,767
Loans, net of allowance for loan losses of $5,446 at June 30, 2015, $5,477 at December 31, 2014	408,496	401,520
Premises and equipment, net	20,112	20,236
Deferred tax assets	11,695	10,744
Interest receivable	2,233	2,235
Bank owned life Insurance	14,379	14,183
Other real estate owned	7,955	6,685
Other assets	2,974	2,599

Total Assets	$ 610,087	$ 605,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 118,592	$ 118,557
Interest bearing	368,608	364,940

Total Deposits	487,200	483,497

Interest, taxes and other liabilities	1,010	1,014
Other short-term borrowings	20,051	20,051
Long-term debt	47,724	47,750

Total Other Liabilities	68,785	68,815

Total Liabilities	555,985	552,312

STOCKHOLDERS’ EQUITY

Common stock (7,851 shares issued and outstanding)	4,907	4,907
Preferred stock (2,092 shares issued and outstanding)	4,184	4,184
Additional paid-in capital	17,947	18,180
Retained earnings	27,150	25,436
Accumulated other comprehensive income (loss)	(86)	95
Total Stockholders’ Equity	54,102	52,802

Total Liabilities and Stockholders’ Equity	$ 610,087	$ 605,114

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
INTEREST INCOME
Loans receivable and fees on loans	$ 10,574	$ 10,587	$ 5,276	$ 5,195
Securities available for sale:
Taxable	592	414	279	192
Exempt from taxable income	197	247	89	124
Other investment income	113	101	61	56
Federal funds sold	46	78	25	40

Total Interest Income	11,522	11,427	5,730	5,607

INTEREST EXPENSE
Deposits	1,117	1,303	547	640
Other borrowed funds	1,176	1,456	591	715

Total Interest Expense	2,293	2,759	1,138	1,355

Net Interest Income	9,229	8,668	4,592	4,252

Provision for Loan Losses	482	896	382	631

Net Interest Income after Provision for Loan Losses	8,747	7,772	4,210	3,621

NON-INTEREST INCOME
Securities gains, losses, net	16	-	-	-
Service charges on deposit accounts	821	946	430	494
Other service charges, commissions and fees	829	852	494	453
Other operating income	281	361	157	212
Total Non-Interest Income	1,947	2,159	1,081	1,159

NON-INTEREST EXPENSE
Salaries and employee benefits	5,013	4,973	2,567	2,506
Occupancy expense of bank premises	594	576	285	296
Furniture and equipment expense	676	572	336	270
Other operating expense	2,732	2,661	1,415	1,472
Foreclosed Assets – Write-down and operating expenses	823	772	589	499
Total Non-Interest Expense	9,838	9,554	5,192	5,043

Income Before Income Taxes	856	377	99	(263)

Income Tax Benefit	(858)	(1,030)	(1,035)	(1,169)

Net Income	$ 1,714	$ 1,407	$ 1,134	$ 906

Basic Earnings Per Common Share – Weighted Average	$ 0.22	$ 0.23	$ 0.14	$ 0.13

Earnings Per Common Share – Assuming Dilution	$ 0.17	$ 0.17	$ 0.11	$ 0.10

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Net Income	$ 1,714	$ 1,407

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	(258)	1,016
Less: reclassification adjustment for gains included in net income	(16)	-
Other Comprehensive Income (Loss), before tax	(274)	1,016
Income tax (expense) benefit related to other comprehensive income	93	(345)
Other Comprehensive Income (Loss)	(181)	671
Comprehensive Income	$ 1,533	$ 2,078

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Net Income	$ 1,134	$ 906

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	(508)	495
Less: reclassification adjustment for losses included in net income	-	-
Other Comprehensive Income (Loss), before tax	(508)	495
Income tax (expense) benefit related to other comprehensive income	173	(168)
Other Comprehensive Income (Loss)	(335)	327
Comprehensive Income	$ 799	$ 1,233

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,714	$ 1,407
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	482	896
Depreciation and amortization	490	435
Net realized (gains) losses on available for sale securities	(16)	-
Net amortization on securities	526	269
Amortization of capital issue costs	-	7
(Increase) decrease in interest receivable	2	(104)
Valuation adjustment of other real estate owned	20	160
Valuation adjustment of deferred tax assets	(1,000)	(1,000)
Increase in other assets	(245)	(1,274)
Increase (decrease) in interest, taxes and other liabilities	(4)	154

Net cash provided by operating activities	1,969	950

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	1,025	-
Proceeds from maturities of debt and equity securities	8,945	3,870
Purchase of securities	(10,317)	(3,445)
(Purchases) sales of other investments	168	(1,820)
Net increase in loans	(10,979)	(6,391)
Proceeds from sales of other real estate owned	1,709	1,236
Premises and equipment expenditures	(259)	(242)

Net cash used in investing activities	(9,708)	(6,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	-	9,356
Issuance of Preferred Stock	-	7,168
Net decrease in time deposits	(7,249)	(7,111)
Net increase (decrease) in demand, savings and other deposits	10,952	(718)
Decrease in short-term borrowings	-	(3,450)
Decrease in long-term debt	(26)	(26)

Net cash provided by financing activities	3,677	5,219

Net decrease in cash and cash equivalents	(4,062)	(623)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,810	83,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 51,748	$ 83,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$ 2,302	$ 2,381

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$ 3,520	$ 2,358
Loans originated from sales of other real estate owned	$ 130	$ 342

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Three Months Ended June 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

Balance, March 31, 2014	5,011	$ 3,132			$ 7,783	$ 23,411	$ (490)	$ 33,836

Net income	-	-			-	906	-	906

Common Stock Issuance	2,673	1,671			7,685			9,356

Preferred Stock Issuance			2,048	4,096	3,073			7,169

Other comprehensive income	-	-			-	-	327	327

Balance June 30, 2014	7,684	$ 4,803	2,048	$4,096	$ 18,541	$ 24,317	$ (163)	$ 51,594

Balance, March 31, 2015	7,851	$ 4,907	2,092	$ 4,184	$ 17,947	$ 26,016	$ 249	$ 53,303

Net income	-	-			-	1,134	-	1,134

Other comprehensive income (loss)	-	-			-	-	(335)	(335)

Balance, June 30, 2015	7,851	$ 4,907	2,092	$4,184	$ 17,947	$ 27,150	$ (86)	$ 54,102

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Six Months Ended June 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2013	5,011	$ 3,132			$ 7,783	$ 22,910	$ (834)	$ 32,991

Net income	-	-			-	1,407	-	1,407

Common Stock Issuance	2,673	1,671			7,685			9,356

Preferred Stock Issuance			2,048	4,096	3,073			7,169

Other comprehensive income	-	-			-	-	671	671

Balance, June 30, 2014	7,684	$ 4,803	2,048	$4,096	$ 18,541	$ 24,317	$ (163)	$ 51,594

Balance, December 31, 2014	7,851	$ 4,907	2,092	$ 4,184	$ 18,180	$ 25,436	$ 95	$ 52,802

Net income	-	-			-	1,714	-	1,714

Additional Paid In Capital					(233)			(233)

Other comprehensive income (loss)	-	-			-	-	(181)	(181)

Balance, June 30, 2015	7,851	$ 4,907	2,092	$4,184	$ 17,947	$ 27,150	$ (86)	$ 54,102

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2014 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2014 Form 10-K. The results of operations for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)
 The composition of net loans is as follows:
	June 30, 2015	December 31, 2014
Real Estate Secured:
Residential 1-4 family	$ 190,840	$ 186,829
Multifamily	23,599	21,131
Construction and Land Loans	17,007	18,518
Commercial, Owner Occupied	69,382	70,748
Commercial, Non-owner occupied	32,118	32,173
Second mortgages	7,870	8,075
Equity lines of credit	5,902	6,499
Farmland	9,113	8,246
	355,831	352,219

Secured (other) and unsecured
Personal	21,056	20,901
Commercial	34,376	31,586
Agricultural	3,143	2,683
	58,575	55,170

Overdrafts	246	285

	414,652	407,674
Less:
Allowance for loan losses	5,446	5,477
Net deferred fees	710	677
	6,156	6,154

Loans, net	$ 408,496	$ 401,520

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of June 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 3,966	$ 2,179	$ 1,909	$ 8,054	$ 182,786	$ 190,840	$ -
Equity lines of credit	33	12	6	51	5,851	5,902	-
Multifamily	-	-	-	-	23,599	23,599	-
Farmland	1,206	-	68	1,274	7,839	9,113	-
Construction, Land Development, Other Land Loans	435	61	81	577	16,430	17,007	-
Commercial Real Estate- Owner Occupied	2,236	-	3,592	5,828	63,554	69,382	-
Commercial Real Estate- Non Owner Occupied	-	368	85	453	31,665	32,118	-
Second Mortgages	59	61	52	172	7,698	7,870	-
Non Real Estate Secured
Personal	362	55	193	610	20,692	21,302	-
Commercial	484	348	484	1,316	33,060	34,376	-
Agricultural	24	-	-	24	3,119	3,143	-

Total	$ 8,805	$ 3,084	$ 6,470	$ 18,359	$ 396,293	$ 414,652	$ -

The following table is an analysis of past due loans as of December 31, 2014:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 4,521	$ 3,001	$ 2,884	$ 10,406	$ 176,423	$ 186,829	$ -
Equity lines of credit	45	-	-	45	6,454	6,499	-
Multifamily	1,252	-	-	1,252	19,879	21,131	-
Farmland	208	-	477	685	7,561	8,246	-
Construction, Land Development, Other Land Loans	417	31	168	616	17,902	18,518	-
Commercial Real Estate- Owner Occupied	2,193	790	2,344	5,327	65,421	70,748	-
Commercial Real Estate- Non Owner Occupied	225	85	1,547	1,857	30,316	32,173	-
Second Mortgages	107	51	134	292	7,783	8,075	-
Non Real Estate Secured
Personal	404	105	233	742	20,444	21,186	22
Commercial	720	49	447	1,216	30,370	31,586	-
Agricultural	3	-	-	3	2,680	2,683	-

Total	$ 10,095	$ 4,112	$ 8,234	$ 22,441	$ 385,233	$ 407,674	$ 22

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

The following is a summary of non-accrual loans at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Real Estate Secured
Residential 1-4 Family	$ 1,909	$ 3,401
Multifamily	-	-
Construction and Land Loans	81	168
Commercial-Owner Occupied	3,592	5,259
Commercial- Non Owner Occupied	1,627	1,547
Second Mortgages	52	134
Equity Lines of Credit	6	-
Farmland	146	477
Secured (other) and Unsecured
Personal	193	211
Commercial	484	447
Agricultural	-	-

Total	$ 8,090	$ 11,644

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of June 30, 2015.

	Number	Balance
Residential real estate in the process of foreclosure	-	$ -
Foreclosed residential real estate	13	$ 1,631

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at June 30, 2015 and December 31, 2014.  The grades are assigned and/or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of June 30, 2015
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	28,340	1,253	29	2,272	3,181	527
Satisfactory	103,372	17,545	4,527	6,909	35,174	15,371
Acceptable	45,678	2,783	3,542	5,552	19,977	11,832
Special Mention	3,671	810	196	2,159	3,277	2,394
Substandard	9,779	1,208	819	115	7,773	1,994
Doubtful	-	-	-	-	-	-

Total	$ 190,840	$ 23,599	$ 9,113	$ 17,007	$ 69,382	$ 32,118

Credit Risk Profile by Internally Assigned Grade as of December 31, 2014
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	29,494	6	37	3,278	4,159	874
Satisfactory	100,767	16,326	3,090	8,091	31,018	15,052
Acceptable	44,021	2,719	4,080	4,745	20,987	12,223
Special Mention	2,640	828	198	2,231	3,994	2,108
Substandard	9,907	1,252	841	173	10,590	1,916
Doubtful	-	-	-	-	-	-

Total	$ 186,829	$ 21,131	$ 8,246	$ 18,518	$ 70,748	$ 32,173

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

The weaknesses may include, but are not limited to:

•	High debt to worth ratios and or declining or negative earnings trends;

•	Declining or inadequate liquidity;

•	Improper loan structure or questionable repayment sources;

•	Lack of well-defined secondary repayment source; and,

•	Unfavorable competitive comparisons.

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital;

•	Alternative financing; and/or,

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  June 30, 2015
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 21,109	$ 13,714	$ 33,892	$ 3,143
Nonperforming (>90 days past due)	193	58	484	-

Total	$ 21,302	$ 13,772	$ 34,376	$ 3,143

Credit Risk Profile based on payment activity as of  December 31, 2014

	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 20,953	$ 14,440	$ 31,139	$ 2,683
Nonperforming (>90 days past due)	233	134	447	-

Total	$ 21,186	$ 14,574	$ 31,586	$ 2,683

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at June 30, 2015:
June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$ 8,067	$ 8,067	$ -	$ 8,028	$ 180
Equity lines of credit	76	76	-	50	2
Multifamily	1,208	1,208	-	1,230	32
Farmland	830	830	-	836	30
Construction, Land Development, Other Land Loans	1,591	1,591	-	1,665	46
Commercial Real Estate- Owner Occupied	7,022	7,022	-	8,105	75
Commercial Real Estate- Non Owner Occupied	85	85	-	43	-
Second Mortgages	239	239	-	429	6
Non Real Estate Secured
Personal /Consumer	57	57	-	56	2
Commercial	438	438	-	400	4
Agricultural	-	-	-	-	-

Total	$ 19,613	$ 19,613	$ -	$ 20,842	$ 377

June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 2,952	$ 2,952	$ 567	$ 3,050	$ 70
Equity lines of credit	6	6	6	3	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction, Land Development, Other Land Loans	366	366	20	366	11
Commercial Real Estate- Owner Occupied	750	750	1	1,077	18
Commercial Real Estate- Non Owner Occupied	1,909	1,909	314	1,913	17
Second Mortgages	-	-	-	-	-
Non Real Estate Secured
Personal /Consumer	184	184	124	219	3
Commercial	834	834	666	818	16
Agricultural	-	-	-	-	-

Total	$ 7,001	$ 7,001	$ 1,698	$ 7,446	$ 135

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of June 30, 2015 and June 30, 2014.

Six months ended June 30, 2015	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2014	$ 995	$ 20	$ 87	$ 409	$ 1,063	$ 67	$ 74	$ 12	$ 665	$ 982	$ 1,103	$ 5,477
Provision for Credit Losses	64	(20)	(52)	(123)	(18)	(8)	(80)	(1)	134	362	224	482
Charge-offs	98	-	-	-	392	3	-	-	230	177	-	900
Recoveries	(1)	-	(18)	(1)	(275)	-	(41)	-	(44)	(7)	-	(387)
Net Charge-offs	97	-	(18)	(1)	117	3	(41)	-	186	170	-	513
Ending Balance June 30, 2015	962	-	53	287	928	56	35	11	613	1,174	1,327	5,446
Ending Balance: Individually evaluated for impairment	567	-	20	1	314	-	6	-	124	666	-	1,698
Ending Balance: Collectively Evaluated for Impairment	395	-	33	286	614	56	29	11	489	508	1,327	3,748
Loans:
Ending Balance: Individually Evaluated for Impairment	11,019	1,208	1,957	7,772	1,994	239	82	830	241	1,272	-	26,614
Ending Balance: Collectively Evaluated for Impairment	179,821	22,391	15,050	61,610	30,124	7,631	5,820	8,283	21,061	36,247	-	388,038
Ending Balance: June 30, 2015	$190,840	$23,599	$17,007	$69,382	$32,118	$7,870	$5,902	$9,113	$21,302	$37,519	-	$414,652

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of June 30, 2015 and June 30, 2014.

Six months ended June 30, 2014	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2013	$975	$143	$230	$1,029	$1,415	$153	$50	$65	$483	$1,264	$1,018	$6,825
Provision for Credit Losses	259	(62)	(65)	(45)	1,071	(39)	134	(43)	234	(74)	(474)	896
Charge-offs	141	-	18	240	1,163	25	9	-	187	329	-	2,112
Recoveries	-	-	(2)	-	-	(1)	-	-	(41)	(20)	-	64
Net Charge-offs	141	-	16	240	1,163	24	9	-	146	309	-	2,048
Ending Balance June 30, 2014	1,069	81	149	744	1,323	90	175	22	571	881	568	5,673
Ending Balance: Individually evaluated for impairment	530	-	-	308	397	-	162	-	164	427	-	1,988
Ending Balance: Collectively Evaluated for Impairment	539	81	149	436	926	90	13	22	407	454	568	3,685
Loans:
Ending Balance: Individually Evaluated for Impairment	8,261	-	1,678	10,585	2,257	148	431	479	305	1,391	-	25,535
Ending Balance: Collectively Evaluated for Impairment	174,163	21,168	16,705	60,764	31,180	7,401	6,940	8,540	20,903	32,926	-	380,690
Ending Balance: June 30, 2014	$182,424	$21,168	$18,383	$71,349	$33,437	$7,549	$7,371	$9,019	$21,208	$34,317	-	$406,225

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015 and December 31, 2014, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings  (“TDRs”). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $9,494 and $12,060 of loans categorized as troubled debt restructurings as of June 30, 2015 and December 31, 2014, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the six months ended June 30, 2015 and 2014.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Six months ended June 30, 2015 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	188	188
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	2	2,203	2,203
Commercial Real Estate- Non Owner Occupied
Second Mortgages	1	68	68
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	4	2,459	2,459

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	863	863
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	1,547	1,547
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
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	6	4,869	4,869

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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

Income tax expense (benefit) for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2015	2014

Tax expense at statutory rate	$ 291	$ 128
Reduction in taxes from:
Tax-exempt interest	(67)	(84)
Valuation adjustment for deferred tax assets	(1,000)	(1,000)
Other, net	(82)	(74)

Income tax benefit	$ (858)	$ (1,030)

In the second quarter of 2015, the Company reversed the remaining balance of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $16,123 in net proceeds of new capital in 2014 which allowed the Company to pay off two high rate debt instruments (the Company’s Community Bankers Bank note and Trust Preferred Securities) improving future earnings potential.  As a result of these factors, the Company reversed $1,000 of the DTA in the second quarter of 2014, and due to the continued improvements in asset quality and earnings performance the remaining $1,000 of the DTA valuation allowance was reversed in the second quarter of 2015. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Note 4  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  On July 7, 2013 the Federal Reserve Board approved Basel III Final Rules to begin implementation January 1, 2015. The desired overall objective of Basel III is to improve the banking sector’s ability to absorb shocks arising from financial and economic stress.  The Final Rule includes a new Common Equity Tier 1 (CET1) minimum ratio and raises the Tier 1 Risk Weighted Assets ratio to 6% from 4%.  In addition, the new rules require a bank to maintain a capital conservation buffer of between 2 and 2 ½ % beginning in 2016.  Additionally, the new rules increase the risk weighting of various assets. The new rules began phase in during 2015 with complete compliance required by 2019.  Generally, the Basel III Final Rule will require banks to maintain higher levels of common equity and regulatory capital. On December 18, 2014, the President of the United States signed into law Public Law 113-250 (the “Act”), which directs the Board of Governors of the Federal Reserve System

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

(Board) to propose revisions to the Small Bank Holding Company Policy Statement (Policy Statement) to raise the total consolidated asset threshold in the Policy Statement from $500 million to $1 billion. On February 5, 2015 the Company received notification from the Federal Reserve Bank that it would no longer be required to report holding company consolidated capital ratios. The following tables present the capital ratios for the Bank only.

June 30, 2015
Entity	Tier 1	Total Risk Based	Leverage	CET 1
				Effective in 2015
Highlands Union Bank	11.63%	12.89%	7.41%	11.63%

December 31, 2014
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	12.93%	14.19%	7.71%	N/A

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 6 – Per Share Amounts

Earnings per common share is computed using the weighted average outstanding shares for the three and six months ended June 30, 2014 and 2015.  Outstanding stock options impact on earnings per share is determined using the treasury stock method. For 2015 and 2014, the impact of conversions of outstanding stock options was anti-dilutive. During 2014, the Company issued a total of 2,092,287 shares of Series A preferred stock (See Note 5). These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company’s common shares. The Series A preferred shares will rank pari passu with the common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

For the three months ended June 30	2015	2014

Income available to common stockholders	$ 1,134	$ 906
Weighted average shares outstanding	7,851	7,244
Shares outstanding including assumed conversion	9,943	9,292
Basic earnings per common share	$ 0.14	$ 0.13
Fully diluted earnings per share (including convertible preferred shares outstanding)	$ 0.11	$ 0.10

For the six months ended June 30	2015	2014

Income available to common stockholders	$ 1,714	$ 1,407
Weighted average shares outstanding	7,851	6,134
Shares outstanding including assumed conversion	9,943	8,182
Basic earnings per common share	$ 0.22	$ 0.23
Fully diluted earnings per share (including convertible preferred shares outstanding)	$ 0.17	$ 0.17

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2015, these commitments included: standby letters of credit of $336; equity lines of credit of $8,041; credit card lines of credit of $6,291; commercial real estate, construction and land development commitments of $4,665; and other unused commitments to fund interest earning assets of $27,309.

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

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$ -	$ 7,267	$ -	$ 7,267
Mortgage Backed Securities	$ -	$ 64,850	$ -	$ 64,850
Single Issue Trust Preferred	$ -	$ 475	$ -	$ 475
SBA Pools	$ -	$ 11,304	$ -	$ 11,304
Total AFS Securities	$ -	$ 83,896	$ -	$ 83,896

December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$ -	$ 9,701	$ -	$ 9,701
Mortgage Backed Securities	$ -	$ 61,723	$ -	$ 61,723
Single Issue Trust Preferred	$ -	$ 488	$ -	$ 488
SBA Pools	$ -	$ 12,423	$ -	$ 12,423
Total AFS Securities	$ -	$ 84,335	$ -	$ 84,335

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2015 and December 31, 2014, all of the total impaired loans were evaluated based on the fair value of the collateral.  The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. which the Company considers to be nonrecurring Level 3. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company’s assets at fair value on a non - recurring basis as of June 30, 2015 and December 31, 2014 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

June 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$ -	$ -	$ 7,001	$ 7,001
Repossessions/OREO, net	$ -	$ -	$ 7,980	$ 7,980

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$ -	$ -	$ 7,895	$ 7,895
Repossessions/OREO, net	$ -	$ -	$ 6,704	$ 6,704

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	June 30,	December 31,	Valuation	Unobservable	Range
	2015	2014	Techniques	Input (2)	(Weighted Average
OREO,Repossessions	$7,980	$6,704	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)

Impaired loans	$7,001	$7,895	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

The carrying amounts and fair values of the Company's financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 51,748	$ 51,748	$ 55,810	$ 55,810
Securities available for sale	83,896	85,896	84,335	84,335
Other investments	6,599	6,599	6,767	6,767
Loans, net	408,496	403,871	401,520	398,019
Deposits	(487,200)	(467,620)	(483,497)	(464,335)
Other short-term borrowings	(20,051)	(21,299)	(20,051)	(21,495)
Long-term debt	(47,724)	(50,683)	(47,750)	(50,799)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 7,139	$ 128	$ -	$ 7,267
Mortgage backed securities	64,877	262	289	64,850
Single Issue Trust Preferred	500	-	25	475
SBA Pools	11,512	12	220	11,304
	$ 84,028	$ 402	$ 534	$ 83,896

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 9,546	$ 163	$ 8	$ 9,701
Mortgage backed securities	61,476	395	148	61,723
Single Issue Trust Preferred	500	-	12	488
SBA Pools	12,669	29	275	12,423
	$ 84,191	$ 587	$ 443	$ 84,335

Investment securities available for sale with an amortized cost of $34,705 and $39,298 at June 30, 2015 and December 31, 2014, respectively, and a market value of $34,676 and $39,325 at June 30, 2015 and December 31, 2014, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	June 30, 2015
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$ -	$ -	$ -	$ -	$ -	$ -
Mortgage-backed securities	29,474	168	6,343	121	35,817	289
Single Issue Trust Preferred	-	-	475	25	475	25
SBA Pools	-	-	10,152	220	10,152	220

Total	$ 29,474	$ 168	$ 16,970	$ 366	$46,444	$ 534

	December 31, 2014
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$ -	$ -	$ 1,002	$ 8	$ 1,002	$ 8
Mortgage-backed securities	5,244	19	7,586	129	12,830	148
Single Issue Trust Preferred	-	-	488	12	488	12
SBA Pools	-	-	11,239	275	11,239	275

Total	$ 5,244	$ 19	$ 20,315	$ 424	$25,559	$ 443

The Company assesses its securities for “OTTI” (other than temporary impairment) quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of June 30, 2015 and December 31, 2014, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at June 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	2,586	2,631
Due after five years through ten years	380	378
Due after ten years	16,185	16,037
	19,151	19,046

Mortgage-backed securities	64,877	64,850
	$ 84,028	$ 83,896

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
•
improve the Bank’s position with respect to loans, relationships, or other assets in excess of $500 that currently are or in the future become past due more than 90 days, on the Bank’s problem loan list, or adversely classified in any report of examination of the Bank;

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

Accounting Standards Update (ASU) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure was issued by the FASB on January 20, 2014.  The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized.  These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendment was effective for the current reporting period. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  The core principle of the new guidance is that entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve the core principle, an entity should apply the following steps: (1) identify the contract with the customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when the performance obligation is satisfied.  The new guidance was originally effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, early application is not permitted.  On July 9, 2015, the FASB approved a one-year deferral of the effective date of the update.  The update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017.  Early adoption is now permitted as of the original effective date for interim and annual reporting periods in fiscal years beginning after December 15, 2016.  The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures; however, the Company does not currently expect the new guidance to have a material effect on its financial statements.

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of June 30, 2015:

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

Results of Operations

Results of operations for the three month and six month periods ended June 30, 2015 reflect earnings of $1.1 million and $1.71 million, respectively, compared to $906 thousand and $1.41 million for the corresponding periods in 2014.

Net interest income for the three-month period ended June 30, 2015 increased $340 thousand or 8.00% compared to the three months ended June 30, 2014. For the six-month period ended June 30, 2015 net interest income increased $561 thousand or 6.47% as compared to the six month period ended June 30, 2014.  Average interest-earning assets decreased $966 thousand from the six month period ended June 30, 2014 to the current six month period, while average interest-bearing liabilities decreased $9.40 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.32% for the six month period ended June 30, 2015 representing an increase of 3 basis points from the same period in 2014.  The rate on average interest-bearing liabilities decreased 19 basis points to 1.04% for the six month period ended June 30, 2015 as compared to 1.23% for the same period in 2014.

Total interest income for the three and six months ended June 30, 2015 was $123 thousand and $95 thousand million greater than the comparable 2014 periods due primarily to the increase in both loans and securities balances. Funding for these increases came from existing federal funds sold. During the third quarter of 2014 the Company increased its holdings of GNMA (Government National Mortgage Association) securities by approximately $30 million. Average loan balances for the six month period ended June 30, 2015 increased approximately $8.35 million over the same period in 2014. The average balance of federal funds sold was $34.08 million during the six month period ended June 30, 2015 compared to $71.59 million for the previous year. The average yield on federal funds sold was .23% during the period.

The Company’s total interest expense decreased by $217 thousand for the three months and $466 thousand for the six months from the same periods in 2014, due in part to the overall reduction in time deposit balances and the 2014 payoffs of the Community Bankers Bank Holding Company Loan and Trust Preferred Securities. Also new interest-bearing time deposits are continuing to be recorded at lower rates and existing interest-bearing time deposits and other liabilities are re-pricing lower as they renew.

During the first six months of 2015, the Company’s non-interest income decreased by $212 thousand over the corresponding period for 2014. Total non-interest income for the three months ended June 30, 2015 decreased $78 thousand over the three month period ended June 30, 2014 due primarily to decreases in NSF (non-  sufficient funds) fees.

Total non-interest expense for the six month period ended June 30, 2015 increased $284 thousand as compared to the six month period ended June 30, 2014. FDIC insurance premiums totaling $402 thousand for the six months ended June 30, 2015 decreased $258 thousand from the same six month period in 2014. Foreclosed asset expenses, write-downs and losses on the sale of foreclosed assets and repossessions in the amount of $823 thousand increased $51 thousand for the six month period ended June 30, 2015 as compared to the prior period. Salaries and employee benefits increased $40 thousand for the six months ended June 30, 2015 as compared to the prior year period primarily due to an increase in personnel. Furniture and equipment expense increased $104 thousand for the six months ended June 30, 2015 compared to the prior period primarily due to increases in equipment maintenance and data connectivity costs. Total non-interest expense for the three month period ended June 30, 2015 increased $149 thousand compared to the three month period ended June 30, 2014.

In addition to FDIC insurance premiums, for the six months ended June 30, 2015, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $387 thousand, software licensing and maintenance costs totaling $345 thousand, legal expenses totaling $141 thousand, other loan expenses totaling $172 thousand, bank franchise taxes totaling $175 thousand, and postage and freight expenses totaling $135 thousand.

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

For the three month period ended June 30, 2015, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $206 thousand, legal expenses totaling $67 thousand, other loan expense of $90 thousand, other contracted services totaling $183 thousand, software licensing and maintenance totaling $184 thousand, and bank franchise taxes totaling $96 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 6.43% for the six-month period ended June 30, 2015 from 6.89% for the corresponding period in 2014. Return on average assets for the six months ended June 30, 2015 was 0.56% compared to 0.47% for the six months ended June 30, 2014.The provision for loan losses for the three-month and six-month periods ended June 30, 2015 totaled $382 thousand and $482 thousand, respectively, a $249 thousand decrease and $414 thousand decrease as compared to the corresponding periods in 2014. This decreased provision during the first half of 2015 as compared to the first six months of 2014 was primarily due to one significant charge-off of approximately $1 million in the Company’s Knoxville, Tennessee market occurring in June of 2014.  Net charge-offs (inclusive of recoveries) for the first half of 2015 were $513 thousand compared with $2.04 million for the first six months of 2014. Year–to–date net charge-offs were 0.12% and 0.50% of total loans for the periods ended June 30, 2015 and June 30, 2014, respectively. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Loan loss reserves decreased 4.0% to $5.45 million at June 30, 2015 from $5.67 million at June 30, 2014.  The Company’s allowance for loan loss reserves at June 30, 2015 decreased to 1.32% of total loans versus 1.40% at June 30, 2014.  At December 31, 2014, the allowance for loan loss reserve as a percentage of total loans was 1.35%.
In the second quarter of 2015, the Company reversed the remaining balance of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $16,123 in net proceeds of new capital in 2014 which allowed the Company to pay off two high rate debt instruments (the Company’s Community Bankers Bank note and Trust Preferred Securities) improving future earnings potential.  As a result of these factors, the Company reversed $1,000 of the DTA in the second quarter of 2014, and due to the continued improvements in asset quality and earnings performance the remaining $1,000 of the DTA valuation allowance was reversed in the second quarter of 2015. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a future valuation allowance based upon circumstances and expectations then in existence.

Financial Position

Total loans, net of deferred fees, increased to $413.94 million at June 30, 2015 from $405.59 million at June 30, 2014.  Total loans, net of fees, at December 31, 2014 were $406.99 million. The loan to deposit ratio increased to 84.96% at June 30, 2015 from 84.42% at June 30, 2014. The loan to deposit ratio at December 31, 2014 was 84.18%. Deposits at June 30, 2015 have increased $6.75 million since June 30, 2014 and have increased $3.70 million since December 31, 2014. During the last several years, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds.

The Company currently has approximately $67.77 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $16.07 million or 2.63% of total assets at June 30, 2015, compared with $18.36 million or 3.04% of total assets at December 31, 2014 and $18.21 million or 3.01% of total assets at June 30, 2014. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

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

At June 30, 2015 and December 31, 2014, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At June 30, 2015, OREO balances were $7.95 million and consisted of 34 relationships. At December 31, 2014 OREO balances were $6.68 million and consisted of 31 relationships. The following chart details each category type, number of relationships, and balance.

OREO Property at 6/30/15

OREO Description	Number	Balance at 6/30/15
		(in thousands)
Land Development - Vacant Land	11	$ 1,594
1-4 Family	13	1,631
Farmland	1	129
Commercial Real Estate	9	4,601

Total	34	$ 7,955

OREO Property at 12/31/2014

OREO Description	Number	Balance at 12/31/14
		(in thousands)
Land Development - Vacant Land	12	$ 1,723
1-4 Family	13	2,382
Farmland	-	-
Commercial Real Estate	6	2,580

Total	31	$ 6,685

The Company’s major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, Boone and Banner Elk, North Carolina. There has been greater market value deterioration in the Sevierville, Tennessee commercial real estate market compared to the other markets we serve. The increase in OREO balances during the first six months of 2015 is primarily due to two commercial properties totaling $2.06 million located in the Company’s Southwest Virginia market that were transferred out of non- accrual status into OREO. Both loans had been in non-accrual status for several previous quarters. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	June 30, 2015		December 31, 2014

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	7	$1,138	7	$2,041
Southwest VA and Tri-city TN Area	19	5,451	14	2,986
Boone and Banner Elk NC Area	8	1,366	10	1,658

Total	34	$7,955	31	$6,685

The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s market areas. The ability to sell OREO which has been negatively affected by the current economic climate and the resulting reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebounds. Management has allocated significant resources to facilitate sales of OREO to reduce the Company’s non-performing assets. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Bank conducted several on-site auctions during the month of July 2015 that resulted in contracts totaling $1.1 million. Including the auctions, as of August 12, 2015, approximately $1.6 million in OREO sales had closed subsequent to June 30, 2015 or were under contract to close in the third quarter of 2015.

Investment securities and other investments totaled $90.50 million (market value) at June 30, 2015 which reflects a decrease of $607 thousand from the December 31, 2014 total of $91.10 million. Investment securities available for sale and other investments at June 30, 2015 were comprised of mortgage backed securities / CMOs (71.66% of the total securities portfolio), municipal issues (8.03%), corporate bonds (0.52%), and SBAs pools (12.49%).  The Company’s entire securities portfolio was classified as available for sale at both June 30, 2015 and December 31, 2014.
Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments (carrying value of $4.36 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments are 9 certificates of deposit purchased from other FDIC insured institutions.  The balance of these certificates of deposit totaled $2.24 million at June 30, 2015.

Liquidity and Capital Resources
 Total stockholders’ equity of the Company was $54.10 million at June 30, 2015 representing an increase of $2.51 million or 4.86% from June 30, 2014. Total stockholders’ equity at December 31, 2014 was $52.80 million. The increase in stockholders’ equity from June 30, 2014 to June 30, 2015 is primarily due to the funds received from the September 2014 rights offering and the net earnings achieved over the last 12 months.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital to risk-weighted assets (as defined in the regulations), Tier I capital to risk-weighted assets (as defined in the regulations), Common Equity Tier 1 to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Note 4 for a more detailed discussion of the Company’s and Bank’s regulatory capital ratios. The Board of Directors and management are committed to further increasing our capital levels and we are continuing to explore options to increase our capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($51.75 million as of June 30, 2015) and unrestricted investment securities available for sale ($49.22 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. As discussed in Note 5, the Company paid off its Holding Company Loan to Community Bankers Bank in April 2014, and its Capital Securities and all related accrued interest in July 2014. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company’s internal controls over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: August 14, 2015	/s/ Samuel L. Neese
Samuel L. Neese
Executive Vice President and
Chief Executive Officer

Date: August 14, 2015	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

Date: August 14, 2015	/s/ James R. Edmondson
James R. Edmondson
Vice President-Accounting

Exhibits Index

31.1	Rule 13a-14(a) Certification of Executive Vice President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Executive Vice President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).