Form 10-Q
period 2015-11-10
HIGHLANDS BANKSHARES INC /VA/
filed 2015-11-13
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

7,851,780 shares of common stock, par value $0.625 per share, outstanding as of November 13, 2015

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended September 30, 2015

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
2
Consolidated Balance Sheets at September 30, 2015 (Unaudited) and December 31, 2014
2

Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2015 and 2014	3

Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2015 and 2014	4
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2015 and 2014	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2015 and 2014	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-39

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39-45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	46

SIGNATURES AND CERTIFICATIONS	47

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) September 30, 2015	(Note 1) December 31, 2014
ASSETS
Cash and due from banks	$ 20,566	$ 15,018
Federal funds sold	28,247	40,792

Total Cash and Cash Equivalents	48,813	55,810

Investment securities available for sale (amortized cost $84,267 at September 30, 2015, $84,191 at December 31, 2014)	84,464	84,335
Other investments, at cost	6,599	6,767
Loans, net of allowance for loan losses of $5,333 at September 30, 2015, $5,477 at December 31, 2014	416,813	401,520
Premises and equipment, net	20,659	20,236
Deferred tax assets	11,470	10,744
Interest receivable	2,310	2,235
Bank owned life Insurance	14,482	14,183
Other real estate owned	7,277	6,685
Other assets	2,557	2,599

Total Assets	$ 615,444	$ 605,114

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 118,486	$ 118,557
Interest bearing	372,883	364,940

Total Deposits	491,369	483,497

Interest, taxes and other liabilities	1,566	1,014
Other short-term borrowings	20,051	20,051
Long-term debt	47,712	47,750

Total Other Liabilities	69,329	68,815

Total Liabilities	560,698	552,312

STOCKHOLDERS’ EQUITY

Common stock (7,851 shares issued and outstanding)	4,907	4,907
Preferred stock (2,092 shares issued and outstanding)	4,184	4,184
Additional paid-in capital	17,947	18,180
Retained earnings	27,579	25,436
Accumulated other comprehensive income	129	95
Total Stockholders’ Equity	54,746	52,802

Total Liabilities and Stockholders’ Equity	$ 615,444	$ 605,114
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
INTEREST INCOME
Loans receivable and fees on loans	$15,921	$16,045	$5,347	$5,458
Securities available for sale:
Taxable	873	691	281	277
Exempt from taxable income	281	371	84	124
Other investment income	161	151	48	50
Federal funds sold	66	110	20	32

Total Interest Income	17,302	17,368	5,780	5,941

INTEREST EXPENSE
Deposits	1,662	1,933	545	630
Other borrowed funds	1,774	2,077	598	621

Total Interest Expense	3,436	4,010	1,143	1,251

Net Interest Income	13,866	13,358	4,637	4,690

Provision for Loan Losses	697	1,248	215	352

Net Interest Income after Provision for Loan Losses	13,169	12,110	4,422	4,338

NON-INTEREST INCOME
Securities gains, net	16	-	-	-
Service charges on deposit accounts	1,260	1,431	439	485
Other service charges, commissions and fees	1,220	1,248	391	396
Other operating income	433	564	152	203
Total Non-Interest Income	2,929	3,243	982	1,084

NON-INTEREST EXPENSE
Salaries and employee benefits	7,598	7,424	2,585	2,451
Occupancy expense of bank premises	865	778	271	202
Furniture and equipment expense	1,026	862	350	290
Other operating expense	4,528	4,105	1,794	1,444
Foreclosed Assets – Write-down and operating expenses	684	1,234	(139)	462
Total Non-Interest Expense	14,701	14,403	4,861	4,849

Income Before Income Taxes	1,397	950	543	573

Income Tax Expense (Benefit)	(746)	(983)	114	47

Net Income	$2,143	$1,933	$429	$526

Basic Earnings Per Common Share – Weighted Average	$0.27	$0.29	$0.05	$0.07

Earnings Per Common Share – Assuming Dilution	$0.22	$0.22	$0.04	$0.05

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)
	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Net Income	$2,143	$1,933

Other Comprehensive Income
Unrealized gains on securities during the period	68	815
Less: reclassification adjustment for gains included in net income	(16)	-
Other Comprehensive Income, before tax	52	815
Income tax expense related to other comprehensive income	(18)	(277)
Other Comprehensive Income	34	538
Comprehensive Income	$2,177	$2,471

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Net Income	$429	$526

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	326	(201)
Less: reclassification adjustment for losses included in net income	-	-
Other Comprehensive Income (Loss), before tax	326	(201)
Income tax (expense) benefit related to other comprehensive income	(111)	68
Other Comprehensive Income (Loss)	215	(133)
Comprehensive Income	$644	$393

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,143	$1,933
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	697	1,248
Depreciation and amortization	749	653
Net realized (gains) losses on available for sale securities	(16)	-
Net amortization on securities	798	475
Amortization of capital issue costs	-	18
(Increase) decrease in interest receivable	(75)	(149)
Valuation adjustment of other real estate owned	(155)	386
Valuation adjustment of deferred tax assets	(1,000)	(1,000)
Decrease (increase) in other assets	188	(1,270)
Increase (decrease) in interest, taxes and other liabilities	552	(1,210)

Net cash provided by operating activities	3,881	1,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	1,025	-
Proceeds from maturities of debt and equity securities	13,992	6,597
Purchase of securities	(15,875)	(34,177)
(Purchases) sales of other investments	168	(2,047)
Net increase in loans	(19,635)	(6,185)
Proceeds from sales of other real estate owned	2,705	3,141
Proceeds from Cash Surrender Value of Life Insurance	-	360
Premises and equipment expenditures	(1,092)	(763)

Net cash used in investing activities	(18,712)	(33,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	-	9,912
Issuance of Preferred Stock	-	7,168
Net decrease in time deposits	(9,645)	(11,110)
Net increase (decrease) in demand, savings and other deposits	17,517	10,785
Decrease in short-term borrowings	-	(3,450)
Decrease in long-term debt	(38)	(38)
Redemption of Capital Securities	-	(3,150)
Net cash provided by financing activities	7,834	10,117

Net decrease in cash and cash equivalents	(6,997)	(21,783)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	55,810	83,995

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,813	$62,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,458	$5,221

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$3,645	$2,843
Loans originated from sales of other real estate owned	$130	$561
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Three Months Ended September 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

Balance, June 30, 2014	7,684	$ 4,803	2,048	$4,096	$ 18,541	$ 24,317	$ (163)	$ 51,594

Net income	-	-			-	526	-	526

Common Stock Issuance	159	99			457			556

Preferred Stock Issuance			-	-	-			-

Other comprehensive income	-	-			-	-	(133)	(133)

Balance September 30, 2014	7,843	$ 4,902	2,048	$4,096	$ 18,998	$ 24,843	$ (296)	$ 52,543

Balance, June 30, 2015	7,851	$ 4,907	2,092	$ 4,184	$ 17,947	$ 27,150	$ (86)	$ 54,102

Net income	-	-			-	429	-	429

Other comprehensive income (loss)	-	-			-	-	215	215

Balance, September 30, 2015	7,851	$ 4,907	2,092	$4,184	$ 17,947	$ 27,579	$ 129	$ 54,746

Consolidated Statements of Changes in Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

Nine Months Ended September 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2013	5,011	$ 3,132	-	-	$ 7,783	$ 22,910	$ (834)	$ 32,991

Net income	-	-			-	1,933	-	1,933

Common Stock Issuance	2,832	1,770			8,142			9,912

Preferred Stock Issuance			2,048	4,096	3,073			7,169

Other comprehensive income	-	-			-	-	538	538

Balance, September 30, 2014	7,843	$ 4,902	2,048	$4,096	$ 18,998	$ 24,843	$ (296)	$ 52,543

Balance, December 31, 2014	7,851	$ 4,907	2,092	$ 4,184	$ 18,180	$ 25,436	$ 95	$ 52,802

Net income	-	-			-	2,143	-	2,143

Additional Paid In Capital					(233)	-	-	(233)

Other comprehensive income (loss)	-	-			-	-	34	34

Balance, September 30, 2015	7,851	$ 4,907	2,092	$4,184	$ 17,947	$ 27,579	$ 129	$ 54,746

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the “Company”) conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2014 has been extracted from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2014 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)
 The composition of net loans is as follows:
	September 30, 2015	December 31, 2014
Real Estate Secured:
Residential 1-4 family	$ 194,412	$ 186,829
Multifamily	24,000	21,131
Construction and Land Loans	17,836	18,518
Commercial, Owner Occupied	69,390	70,748
Commercial, Non-owner occupied	33,794	32,173
Second mortgages	8,011	8,075
Equity lines of credit	6,103	6,499
Farmland	11,522	8,246
	365,068	352,219

Secured (other) and unsecured
Personal	20,921	20,901
Commercial	33,834	31,586
Agricultural	2,859	2,683
	57,614	55,170

Overdrafts	227	285

	422,909	407,674
Less:
Allowance for loan losses	5,333	5,477
Net deferred fees	763	677
	6,096	6,154

Loans, net	$ 416,813	$ 401,520

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of September 30, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 3,305	$ 1,775	$ 2,201	$ 7,281	$ 187,131	$ 194,412	$ -
Equity lines of credit	11	22	-	33	6,070	6,103	-
Multifamily	-	-	-	-	24,000	24,000	-
Farmland	27	642	57	726	10,796	11,522	-
Construction, Land Development, Other Land Loans	39	17	72	128	17,708	17,836	-
Commercial Real Estate- Owner Occupied	2,253	68	3,683	6,004	63,386	69,390	-
Commercial Real Estate- Non Owner Occupied	-	-	-	-	33,794	33,794	-
Second Mortgages	46	64	75	185	7,826	8,011	-
Non Real Estate Secured
Personal	391	261	115	767	20,381	21,148	-
Commercial	196	114	299	609	33,225	33,834	-
Agricultural	23	-	-	23	2,836	2,859	-

Total	$ 6,291	$ 2,963	$ 6,502	$ 15,756	$ 407,153	$ 422,909	$ -

The following table is an analysis of past due loans as of December 31, 2014:
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 4,521	$ 3,001	$ 2,884	$ 10,406	$ 176,423	$ 186,829	$ -
Equity lines of credit	45	-	-	45	6,454	6,499	-
Multifamily	1,252	-	-	1,252	19,879	21,131	-
Farmland	208	-	477	685	7,561	8,246	-
Construction, Land Development, Other Land Loans	417	31	168	616	17,902	18,518	-
Commercial Real Estate- Owner Occupied	2,193	790	2,344	5,327	65,421	70,748	-
Commercial Real Estate- Non Owner Occupied	225	85	1,547	1,857	30,316	32,173	-
Second Mortgages	107	51	134	292	7,783	8,075	-
Non Real Estate Secured
Personal	404	105	233	742	20,444	21,186	22
Commercial	720	49	447	1,216	30,370	31,586	-
Agricultural	3	-	-	3	2,680	2,683	-

Total	$ 10,095	$ 4,112	$ 8,234	$ 22,441	$ 385,233	$ 407,674	$ 22

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

The following is a summary of non-accrual loans at September 30, 2015 and December 31, 2014
:

	September 30, 2015	December 31, 2014
Real Estate Secured
Residential 1-4 Family	$ 2,201	$ 3,401
Multifamily	-	-
Construction and Land Loans	72	168
Commercial-Owner Occupied	3,683	5,259
Commercial- Non Owner Occupied	-	1,547
Second Mortgages	75	134
Equity Lines of Credit	-	-
Farmland	57	477
Secured (other) and Unsecured
Personal	115	211
Commercial	299	447
Agricultural	-	-

Total	$ 6,502	$ 11,644

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of September 30, 2015.

	Number	Balance
Residential real estate in the process of foreclosure	3	$ 257
Foreclosed residential real estate	10	$ 1,370

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company’s loan portfolio at September 30, 2015 and December 31, 2014.  The grades are assigned and/or modified by the Company’s credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of September 30, 2015
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	27,011	-	27	2,393	2,737	516
Satisfactory	109,220	19,773	6,480	7,585	35,269	16,757
Acceptable	46,093	2,303	3,993	5,531	20,601	12,093
Special Mention	3,094	801	196	459	3,111	2,533
Substandard	8,994	1,123	826	1,868	7,672	1,895
Doubtful	-	-	-	-	-	-

Total	$ 194,412	$ 24,000	$ 11,522	$ 17,836	$ 69,390	$ 33,794

Credit Risk Profile by Internally Assigned Grade as of December 31, 2014
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	29,494	6	37	3,278	4,159	874
Satisfactory	100,767	16,326	3,090	8,091	31,018	15,052
Acceptable	44,021	2,719	4,080	4,745	20,987	12,223
Special Mention	2,640	828	198	2,231	3,994	2,108
Substandard	9,907	1,252	841	173	10,590	1,916
Doubtful	-	-	-	-	-	-

Total	$ 186,829	$ 21,131	$ 8,246	$ 18,518	$ 70,748	$ 32,173

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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital;

•	Alternative financing; and/or,

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of  September 30, 2015

	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 21,033	$ 14,039	$ 33,535	$ 2,859
Nonperforming (>90 days past due)	115	75	299	-

Total	$ 21,148	$ 14,114	$ 33,834	$ 2,859

Credit Risk Profile based on payment activity as of  December 31, 2014
	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 20,953	$ 14,440	$ 31,139	$ 2,683
Nonperforming (>90 days past due)	233	134	447	-

Total	$ 21,186	$ 14,574	$ 31,586	$ 2,683

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank’s impaired loans at September 30, 2015:
September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$ 6,714	$ 6,714	$ -	$ 7,351	$ 205
Equity lines of credit	50	50	-	37	2
Multifamily	1,123	1,123	-	1,188	46
Farmland	826	826	-	834	40
Construction, Land Development, Other Land Loans	1,556	1,556	-	1,647	68
Commercial Real Estate- Owner Occupied	7,672	7,672	-	8,430	121
Commercial Real Estate- Non Owner Occupied	-	-	-	-	-
Second Mortgages	217	217	-	418	8
Non Real Estate Secured
Personal /Consumer	70	70	-	62	4
Commercial	353	353	-	357	7
Agricultural	-	-	-	-	-

Total	$ 18,581	$ 18,581	$ -	$ 20,324	$ 501

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 2,472	$ 2,472	$ 405	$ 2,810	$ 78
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction, Land Development, Other Land Loans	446	446	31	406	18
Commercial Real Estate- Owner Occupied	-	-	-	702	-
Commercial Real Estate- Non Owner Occupied	1,895	1,895	300	1,906	39
Second Mortgages	37	37	29	19	2
Non Real Estate Secured
Personal /Consumer	107	107	69	180	4
Commercial	681	681	525	742	25
Agricultural	-	-	-	4	-

Total	$ 5,638	$ 5,638	$ 1,359	$ 6,769	$ 166

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of September 30, 2015 and September 30, 2014.

Nine months ended September 30, 2015	Residential 1-4 Family	Multi- family	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal & Overdrafts	Commercial & Agricultural	Un- allocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2014	$995	$20	$87	$409	$1,063	$67	$74	$12	$665	$982	$1,103	$5,477
Provision for Credit Losses	(159)	(20)	(70)	(164)	(259)	9	(90)	(4)	649	130	675	697
Charge-offs	105	-	-	12	407	3	-	-	634	205	-	1,366
Recoveries	(1)	-	(34)	(6)	(376)	-	(41)	(2)	(59	(7)	-	(526)
Net Charge-offs	104	-	(34)	6	31	3	(41)	(2)	575	198	-	841
Ending Balance September 30, 2015	732	-	51	239	773	73	25	10	739	914	1,777	5,333
Ending Balance: Individually evaluated for impairment	405	-	31	-	300	29	-	-	69	525	-	1,359
Ending Balance: Collectively Evaluated for Impairment	327	-	20	239	473	44	25	10	670	389	1,777	3,974
Loans:
Ending Balance: Individually Evaluated for Impairment	9,186	1,123	2,002	7,672	1,895	254	50	826	177	1,034	-	24,219
Ending Balance: Collectively Evaluated for Impairment	185,226	22,877	15,834	61,718	31,899	7,757	6,053	10,696	20,971	35,659	-	398,690
Ending Balance: September 30, 2015	$194,412	$24,000	$17,836	$69,390	$33,794	$8,011	$6,103	$11,522	$21,148	$36,693	-	$422,909

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Nine months ended Sept. 30, 2014	Residential 1-4 Family	Multi- family	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Un- allocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2013	$975	$143	$230	$1,029	$1,415	$153	$50	$65	$483	$1,264	$1,018	$6,825
Provision for Credit Losses	353	(102)	(103)	(218)	982	(52)	125	(51)	599	23	(308)	1,248
Charge-offs	188	-	18	345	1,239	25	100	-	471	387	-	2,773
Recoveries	(1)	-	(6)	(132)	-	-	-	-	(54)	(36)	-	(229)
Net Charge-offs	187	-	12	213	1,239	25	100	-	417	351	-	2,544
Ending Balance Sept. 30, 2014	1,141	41	115	598	1,158	76	75	14	665	936	710	5,529
Ending Balance: Individually evaluated for impairment	686	-	20	273	323	-	-	-	158	422	-	1,882
Ending Balance: Collectively Evaluated for Impairment	455	41	95	325	835	76	75	14	507	514	710	3,647
Loans:
Ending Balance: Individually Evaluated for Impairment	10,567	1,252	2,092	11,463	1,918	204	301	971	294	1,531	-	30,593
Ending Balance: Collectively Evaluated for Impairment	173,733	19,981	16,526	59,382	29,808	7,370	6,719	7,785	20,300	33,027	-	374,631
Ending Balance: Sept. 30, 2014	$184,300	$21,233	$18,618	$70,845	$31,726	$7,574	$7,020	$8,756	$20,594	$34,558	$-	$405,224

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015 and December 31, 2014, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated “7” (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated “6” (Substandard) or are expected to be downgraded to “6”, require additional analysis to determine whether they may be impaired. All loans that are rated “5” (Special Mention) are presumed not to be impaired. However, “5” rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company’s credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings  (“TDRs”). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company’s senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $9,381 and $12,060 of loans categorized as troubled debt restructurings as of September 30, 2015 and December 31, 2014, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the nine months ended September 30, 2015 and 2014.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Nine months ended September 30, 2015 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	188	188
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
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	2	2,410	2,410

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	131	131
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans	1	35	35
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	2	166	166
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	8	5,035	5,035

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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

Income tax expense (benefit) for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2015	2014

Tax expense at statutory rate	$ 475	$ 323
Reduction in taxes from:
Tax-exempt interest	(95)	(126)
Valuation adjustment for deferred tax assets	(1,000)	(1,000)
Life Insurance proceeds	-	(44)
Other, net	(126)	(136)
Income tax benefit	$ (746)	$ (983)

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

Note 4  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the “Bank”), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  On July 7, 2013 the Federal Reserve Board approved Basel III Final Rules to begin implementation January 1, 2015. The desired overall objective of Basel III is to improve the banking sector’s ability to absorb shocks arising from financial and economic stress by requiring banks to maintain higher levels of common equity and regulatory capital. The Final Rule includes a new Common Equity Tier 1 (CET1) minimum ratio and raises the Tier 1 Risk Weighted Assets ratio to 6% from 4%.  In addition, the new rules increase the risk weighting of various assets and require a bank to maintain a capital conservation buffer of 2½%. The new rules were effective January 1, 2015 with phase in of the conservation buffer to begin in 2016 with full compliance by 2019.

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

September 30, 2015
Entity	Tier 1	Total Risk Based	Leverage	CET 1
				Effective in 2015
Highlands Union Bank	11.71%	12.98%	7.42%	11.71%

December 31, 2014
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	12.93%	14.19%	7.71%	N/A

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 6 – Per Share Amounts

Earnings per common share is computed using the weighted average outstanding shares for the three and nine months ended September 30, 2015 and 2014.  Outstanding stock options impact on earnings per share is determined using the treasury stock method. For 2015 and 2014, the impact of conversions of outstanding stock options was anti-dilutive. During 2014, the Company issued a total of 2,092,287 shares of Series A preferred stock (See Note 5). These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company’s common shares. The Series A preferred shares will rank pari passu with the common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

For the three months ended September 30	2015	2014

Income available to common stockholders	$ 429	$ 526
Weighted average shares outstanding	7,851	7,712
Shares outstanding including assumed conversion	9,943	9,760
Basic earnings per common share	$ 0.05	$ 0.07
Fully diluted earnings per share (including convertible preferred shares outstanding)	$ 0.04	$ 0.05

For the nine months ended September 30	2015	2014

Income available to common stockholders	$ 2,143	$ 1,933
Weighted average shares outstanding	7,851	6,666
Shares outstanding including assumed conversion	9,943	8,714
Basic earnings per common share	$ 0.27	$ 0.29
Fully diluted earnings per share (including convertible preferred shares outstanding)	$ 0.22	$ 0.22

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2015, these commitments included: standby letters of credit of $332; equity lines of credit of $7,772; credit card lines of credit of $6,369 commercial real estate, construction and land development commitments of $3,720; and other unused commitments to fund interest earning assets of $31,673.

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

The following tables summarize the Company’s available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy.

September 30, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$6,973	$-	$6,973
Mortgage Backed Securities	-	66,624	-	66,624
Single Issue Trust Preferred	-	-	-	-
SBA Pools	-	10,867	-	10,867
Total AFS Securities	$-	$84,464	$-	$84,464

December 31, 2014
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$9,701	$-	$9,701
Mortgage Backed Securities	-	61,723	-	61,723
Single Issue Trust Preferred	-	488	-	488
SBA Pools	-	12,423	-	12,423
Total AFS Securities	$-	$84,335	$-	$84,335

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2015 and December 31, 2014, all of the total impaired loans were evaluated based on the fair value of the collateral.  The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 50% depending on type of property, condition, location, etc. which the Company considers to be nonrecurring Level 3. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company’s assets at fair value on a non - recurring basis as of September 30, 2015 and December 31, 2014 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

September 30, 2015	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$5,638	$5,638
Repossessions/OREO, net	$-	$-	$7,305	$7,305

December 31, 2014	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$7,895	$7,895
Repossessions/OREO, net	$-	$-	$6,704	$6,704

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	September 30,	December 31,	Valuation	Unobservable	Range
	2015	2014	Techniques	Input (2)	(Weighted Average)
OREO,Repossessions	$7,305	$6,704	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)

Impaired loans	$5,638	$7,895	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

.
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

Loans

The fair value of loans represents the amount at which the loans of the Bank could be exchanged on the open market, based upon the current lending rate for similar types of lending arrangements discounted over the remaining life of the loans. For fixed rate loans and for variable rate loans with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the cash flow analysis.

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 48,813	$ 48,813	$ 55,810	$ 55,810
Securities available for sale	84,464	84,464	84,335	84,335
Other investments	6,599	6,599	6,767	6,767
Loans, net	416,813	411,382	401,520	398,019
Deposits	(491,369)	(474,751)	(483,497)	(464,335)
Other short-term borrowings	(20,051)	(21,231)	(20,051)	(21,495)
Long-term debt	(47,712)	(51,050)	(47,750)	(50,799)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 6,843	$ 130	$ -	$ 6,973
Mortgage backed securities	66,444	342	162	66,624
Single Issue Trust Preferred	-	-	-	-
SBA Pools	10,980	16	129	10,867
	$ 84,267	$ 488	$ 291	$ 84,464

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 9,546	$ 163	$ 8	$ 9,701
Mortgage backed securities	61,476	395	148	61,723
Single Issue Trust Preferred	500	-	12	488
SBA Pools	12,669	29	275	12,423
	$ 84,191	$ 587	$ 443	$ 84,335

Investment securities available for sale with an amortized cost of $32,868 and $39,298 at September 30, 2015 and December 31, 2014, respectively, and a market value of $32,975 and $39,325 at September 30, 2015 and December 31, 2014, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:

	September 30, 2015
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	24,387	78	4,858	84	29,245	162
Single Issue Trust Preferred	-	-	-	-	-	-
SBA Pools	7	-	9,653	129	9,660	129

Total	$24,394	$78	$14,511	$213	$38,905	$291

	December 31, 2014
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$-	$-	$1,002	$8	$1,002	$8
Mortgage-backed securities	5,244	19	7,586	129	12,830	148
Single Issue Trust Preferred	-	-	488	12	488	12
SBA Pools	-	-	11,239	275	11,239	275

Total	$5,244	$19	$20,315	$424	$25,559	$443

The Company assesses its securities for “OTTI” (other than temporary impairment) quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of September 30, 2015 and December 31, 2014, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at September 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ -	$ -
Due after one year through five years	2,638	2,689
Due after five years through ten years	7	7
Due after ten years	15,178	15,144
	17,823	17,840

Mortgage-backed securities	66,444	66,624
	$ 84,267	$ 84,464

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of September 30, 2015:

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

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2015 reflect earnings of $429 thousand and $2.14 million, respectively, compared to $526 thousand and $1.93 million for the corresponding periods in 2014.

Net interest income for the three-month period ended September 30, 2015 decreased $53 thousand or 1.13% compared to the three months ended September 30, 2014. For the nine-month period ended September 30, 2015 net interest income increased $508 thousand or 3.80% as compared to the nine month period ended September 30, 2014.  Average interest-earning assets increased $2.63 million from the nine month period ended September 30, 2014 to the current nine month period, while average interest-bearing liabilities decreased $8.79 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.30% for the nine month period ended September 30, 2015 representing an decrease of 10 basis points from the same period in 2014.  The rate on average interest-bearing liabilities decreased 15 basis points to 1.05% for the nine month period ended September 30, 2015 as compared to 1.20% for the same period in 2014.

Total interest income for the three and nine months ended September 30, 2015 was $161 thousand and $66 thousand less than the comparable 2014 periods due primarily to lower average yields on loans and securities for 2015 compared to the prior period. Average loan balances for the nine month period ended September 30, 2015 increased approximately $7.56 million over the same period in 2014. The average balance of federal funds sold was $34.24 million during the nine month period ended September 30, 2015 compared to $64.01 million for the previous year. The average yield on federal funds sold was .25% during the period.

The Company’s total interest expense decreased by $108 thousand for the three months and $574 thousand for the nine months from the same periods in 2014, due in part to the overall reduction in time deposit balances and the 2014 payoffs of the Community Bankers Bank Holding Company Loan and Trust Preferred Securities. Also new interest-bearing time deposits are continuing to be recorded at lower rates and existing interest-bearing time deposits and other liabilities are re-pricing lower as they renew.

During the first nine months of 2015, the Company’s non-interest income decreased by $314 thousand over the corresponding period for 2014. Total non-interest income for the three months ended September 30, 2015 decreased $102 thousand over the three month period ended September 30, 2014 due primarily to decreases in NSF (non-  sufficient funds) fees.

Total non-interest expense for the nine month period ended September 30, 2015 increased $296 thousand as compared to the nine month period ended September 30, 2014. FDIC insurance premiums totaling $607 thousand for the nine months ended September 30, 2015 decreased $383 thousand from the same nine month period in 2014. Foreclosed asset expenses, write-downs and losses on the sale of foreclosed assets and repossessions in the amount of $684 thousand decreased $550 thousand for the nine month period ended September 30, 2015 as compared to the prior period. Other operating expenses increased $421 thousand for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily as a result of a claims settlement as discussed below. Salaries and employee benefits increased $174 thousand for the nine months ended September 30, 2015 as compared to the prior year period primarily due to an increase in personnel. Furniture and equipment expense increased $164 thousand for the nine months ended September 30, 2015 compared to the prior period primarily due to increases in equipment maintenance and data connectivity costs. Total non-interest expense for the three month period ended September 30, 2015 increased $12 thousand compared to the three month period ended September 30, 2014.

In October 2015, the Bank settled claims in the Angela Welch matter for $425,000, of which $325,000 is reflected in other operating expenses during the third quarter of 2015. The Bank previously had accrued $100,000 for potential future legal fees in the first quarter of 2015.  See “Item 1. Legal Proceedings” in Part II of this Form 10-Q for additional information regarding this matter.

In addition to FDIC insurance premiums, for the nine months ended September 30, 2015, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $589 thousand, advertising costs totaling $229 thousand, software licensing and maintenance costs totaling $532 thousand, legal expenses totaling $230 thousand, other loan expenses totaling $256 thousand, bank franchise taxes totaling $271 thousand, other losses totaling $401 thousand and postage and freight expenses totaling $208 thousand.

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

For the three month period ended September 30, 2015, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $206 thousand, legal expenses totaling $90 thousand, other loan expense of $84 thousand, postage and freight expenses totaling $74 thousand, other contracted services totaling $203 thousand, software licensing and maintenance totaling $188 thousand, other losses totaling $362 thousand and bank franchise taxes totaling $96 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 5.32% for the nine-month period ended September 30, 2015 from 5.83% for the corresponding period in 2014. Return on average assets for the nine months ended September 30, 2015 was 0.47% compared to 0.43% for the nine months ended September 30, 2014.The provision for loan losses for the three-month and nine-month periods ended September 30, 2015 totaled $215 thousand and $697 thousand, respectively, a $137 thousand decrease and $551 thousand decrease as compared to the corresponding periods in 2014. This decreased provision during the first nine months of 2015 as compared to the first nine months of 2014 was primarily due to one significant charge-off of approximately $1 million in the Company’s Knoxville, Tennessee market occurring in June of 2014.  Net charge-offs (inclusive of recoveries) for the first nine months of 2015 were $840 thousand compared with $2.54 million for the first nine months of 2014. Year–to–date net charge-offs were 0.20% and 0.63% of total loans for the periods ended September 30, 2015 and September 30, 2014, respectively. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Loan loss reserves decreased 3.54% to $5.33 million at September 30, 2015 from $5.53 million at September 30, 2014.  The Company’s allowance for loan loss reserves at September 30, 2015 decreased to 1.26% of total loans versus 1.37% at September 30, 2014.  At December 31, 2014, the allowance for loan loss reserve as a percentage of total loans was 1.35%.

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

Financial Position

Total loans, net of deferred fees, increased to $422.15 million at September 30, 2015 from $404.58 million at September 30, 2014.  Total loans, net of fees, at December 31, 2014 were $406.99 million. The loan to deposit ratio increased to 85.91% at September 30, 2015 from 82.92% at September 30, 2014. The loan to deposit ratio at December 31, 2014 was 84.18%. Deposits at September 30, 2015 have increased $3.42 million since September 30, 2014 and have increased $7.87 million since December 31, 2014. During the last several years, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds.

The Company currently has approximately $67.76 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $13.81 million or 2.24% of total assets at September 30, 2015, compared with $18.36 million or 3.04% of total assets at December 31, 2014 and $21.44 million or 3.52% of total assets at September 30, 2014. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

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

At September 30, 2015 and December 31, 2014, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At September 30, 2015, OREO balances were $7.28 million and consisted of 30 accounts. At December 31, 2014 OREO balances were $6.68 million and consisted of 31 accounts. The following chart details each category type, number, and balance.

OREO Property at 9/30/15

OREO Description	Number	Balance at 9/30/15
		(in thousands)
Land Development - Vacant Land	11	$ 1,594
1-4 Family	10	1,370
Farmland	-	-
Commercial Real Estate	9	4,313

Total	30	$ 7,277

OREO Property at 12/31/2014

OREO Description	Number	Balance at 12/31/14
		(in thousands)
Land Development - Vacant Land	12	$ 1,723
1-4 Family	13	2,382
Farmland	-	-
Commercial Real Estate	6	2,580

Total	31	$ 6,685

The Company’s major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, Boone and Banner Elk, North Carolina.. The increase in OREO balances during the first nine months of 2015 is primarily due to two commercial properties totaling $2.06 million located in the Company’s Southwest Virginia market that were transferred out of non- accrual status into OREO. Both loans had been in non-accrual status for several previous quarters. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	September 30, 2015		December 31, 2014

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	6	$1,288	7	$2,041
Southwest VA and Tri-city TN Area	19	5,210	14	2,986
Boone and Banner Elk NC Area	5	779	10	1,658

Total	30	$7,277	31	$6,685

The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s market areas. The ability to sell OREO which has been negatively affected by the current economic climate and the resulting reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebounds. Management has allocated significant resources to facilitate sales of OREO to reduce the Company’s non-performing assets. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods. The Bank conducted several on-site auctions during the month of July 2015 that resulted in contracts totaling $1.1 million. Of this $1.1 million of OREO sales, $588 thousand closed in the third quarter. The remaining $512 thousand closed between October 1, 2015 and November 3, 2015 and therefore is included in the Company’s September 30, 2015 OREO balance.

Investment securities and other investments totaled $91.06 million (market value) at September 30, 2015 which reflects a decrease of $39 thousand from the December 31, 2014 total of $91.10 million. Investment securities available for sale and other investments at September 30, 2015 were comprised of mortgage backed securities / CMOs (73.16% of the total securities portfolio), municipal issues (7.66%), and SBAs pools (11.93%).  The Company’s entire securities portfolio was classified as available for sale at both September 30, 2015 and December 31, 2014.

Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments (carrying value of $4.36 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments are 9 certificates of deposit purchased from other FDIC insured institutions.  The balance of these certificates of deposit totaled $2.24 million at September 30, 2015.

Liquidity and Capital Resources

Total stockholders’ equity of the Company was $54.75 million at September 30, 2015 representing an increase of $2.20 million or 4.19% from September 30, 2014. Total stockholders’ equity at December 31, 2014 was $52.80 million. The increase in stockholders’ equity from September 30, 2014 to September 30, 2015 is primarily due to the net earnings achieved over the last 12 months.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital to risk-weighted assets (as defined in the regulations), Tier I capital to risk-weighted assets (as defined in the regulations), Common Equity Tier 1 to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Note 4 for a more detailed discussion of the Bank’s regulatory capital ratios. The Board of Directors and management are committed to further increasing our capital levels and we are continuing to explore options to increase our capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($48.81 million as of September 30, 2015) and unrestricted investment securities available for sale ($51.49 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. As discussed in Note 5, the Company paid off its Holding Company Loan to Community Bankers Bank in April 2014, and its trust preferred securities and all related accrued interest in July 2014. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company’s internal controls over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 27, 2014, Angela Welch, as Chapter 7 Trustee for the bankruptcy estate of Frank Michael Mongelluzzi, named the Bank as a defendant in a lawsuit filed in the U.S. District Court for the Middle District of Florida, Tampa Division.  The  complaint states three counts: the first for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.105(1)(a) and 726.108, and/or otherwise applicable law; the second for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.105(1)(b) and 726.108, and/or otherwise applicable law; and the third for avoidance and recovery of fraudulent transfers pursuant to 11 U.S.C. § 544(b) and Florida Statutes §§ 726.106(1) and 726.108, and/or otherwise applicable law.  Each count seeks the recovery of $1,246,103 in overdraft repayments made by the debtor to the Bank, prejudgment interest, and costs.  This matter was transferred to the U.S. District Court for the Western District of Virginia.  In October 2015, the Bank settled these claims for $425,000, which settlement was approved by the U.S. Bankruptcy Court for the Middle District of Florida.  In November 2015, the U.S. District Court for the Western District of Virginia entered an order dismissing these claims, with prejudice.  The $425,000 payment is reflected in other losses (non-interest expense) for the nine months ended September 2015. $325,000 is reflected in other losses during the third quarter of 2015 due to $100,000 of the settlement previously being accrued for potential future legal fees in the first quarter of 2015 that was applied to the settlement.

Item 1A. Risk Factors

    Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    None

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Mine Safety Disclosures

      Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	Certification Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

(Registrant)

November 13, 2015	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

November 13, 2015	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

November 13, 2015	/s/ James R. Edmondson
James R. Edmondson
Vice President - Accounting

Exhibit Index

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
31.3	Rule 13a-14(a) Certification of Vice President of Accounting
32.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	Certifiction Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant’s Quarterly Report on Form
10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).