Form 10-Q/A
period 2015-11-23
HIGHLANDS BANKSHARES INC /VA/
filed 2015-11-24
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q/A

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

Explanatory Note

    Highlands Bankshares, Inc. is filing this Amendment (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the "Form 10-Q"), filed with the Securities Exchange Commission ("SEC") on November 13, 2015, for the purpose of furnishing the Interactive Data File as Exhbit 101.  The Interactive Data File was inadvertently omitted from the Form 10-Q as orginally filed due to unacticipated technical difficulties.

    No other changes have been made to the Form 10-Q.  This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Exhibit Index

31.1	Rule 13a-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer*
31.3	Rule 13a-14(a) Certification of Vice President of Accounting*
32.1	Certification Statement of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*
32.3	Certifiction Statement of Vice President of Accounting pursuant to 18 U.S.C. Section 1350*
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.

(Registrant)

November 24, 2015	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

November 24, 2015	/s/ Robert M. Little, Jr.
Robert M. Little, Jr.
Chief Financial Officer

November 24, 2015	/s/ James R. Edmondson
James R. Edmondson
Vice President - Accounting