Form 10-K
HIGHLANDS BANKSHARES INC /VA/
filed 2016-03-30
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $ 26,672,616.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.  As of March 15, 2016, there were 8,112,563 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Consolidated Financial Report for year ended December 31, 2015 – Part II
Proxy Statement for the 2016 Annual Meeting of Shareholders—Part III

Part I.

Item 1.  Business

History and Business

Highlands Bankshares, Inc. (the “Company”) is a one-bank holding company organized under the laws of Virginia in 1995 and registered under the Federal Bank Holding Company Act of 1956 (“BHCA”). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the “Bank”). The Company has two direct subsidiaries as of December 31, 2015: the Bank, which was formed in 1985, and Highlands Capital Trust I (“HCTI”), a statutory business trust (the “Trust”) which was formed in 1998.

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

Highlands Union Insurance Services, Inc.

Highlands Union Insurance Services, Inc., (“HUIS”) a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers’ Insurance, LLC. Bankers’ Insurance, LLC, as of December 31, 2015, had purchased twelve full service insurance agencies across the state of Virginia. HUIS sells insurance products and services through Bankers’ Insurance, LLC.  The number of owner banks involved with Bankers’ Insurance, LLC was twenty-nine as of December 31, 2015.

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

Russell Road Properties, LLC.

Russell Road Properties, LLC, formed in March 2015 is also an entity in which the Bank has a significant interest and was created to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.

Lending Activities

The Bank has written policies and procedures to help manage credit risk.   The Bank’s policy provides for three levels of lending authority.  The first level of authority is granted to individual loan officers who have various levels of approval based upon their position and experience.  The second level is the Senior Officers Loan Committee, which is comprised of senior officers of the Bank from all market areas.  The Senior Officers Loan Committee considers loans that exceed the individual loan officers’ lending authority and reviews loans to be presented to the Directors Loan Committee.  The Directors Loan Committee is comprised of five Directors, four of which are independent Directors.  The Directors Loan Committee approves new, modified and renewed credits that exceed the Senior Officer Loan Committee authorities.  The Chairman of the Directors Loan Committee is the Chairman of the Company.   A quorum is reached when four committee members are present, of which at least three must be independent Directors.  An application requires four votes to receive approval by the Committee.  In addition, monthly, the Directors Loan Committee reports all new loans reviewed and approved to the Bank’s Board of Directors.  Monthly reports shared by the Directors Loan Committee include names and amounts of all new credits extended; a watch list including names, amounts, risk rating; past due and non- accrual loans and recommended loans to be charged off and a list of overdrafts.  The Directors Loan Committee also reviews changes to lending policies as proposed by management prior to submission to the Board of Directors for approval.

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

At December 31, 2015, $208 million, or 48%, of the Bank’s loan portfolio consisted of one-to four-family residential real estate loans, second mortgages, and home equity lines.  Of the $208 million, $142 million were fixed rate mortgages while the remaining $66 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, and 7 year balloon loans amortized over a 30 year period. In connection with residential real estate loans, the Bank requires title insurance, hazard insurance, and if required, flood insurance.

Multifamily Residential Real Estate Lending

Loan applications for loans to be secured by multi-family residential properties are taken by a loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant, as well as rent rolls, operating costs and occupancy rates of the property to be financed.  At December 31, 2015, $24 million, or 5%, of the Bank’s loan portfolio consisted of multi-family residential properties. Loan originations are underwritten using the Bank’s underwriting guidelines of a LTV of 80% and a cash flow coverage ratio of 1.10 or better.   The valuation of multifamily residential collateral is provided by independent fee appraisers who have been approved by the Bank’s Board of Directors.

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

At December 31, 2015, commercial real estate loans aggregated $111 million, or 26%, of the Bank’s total loans.  In its underwriting of commercial real estate, the Bank may lend, under its policy, up to 75% of the secured property’s appraised value.  The Bank’s commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  The Bank also evaluates the location of the secured property, and as noted above, typically requires personal guarantees or endorsements of the borrowing entity’s principal owners.

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

At December 31, 2015, construction, farmland, and other land loans outstanding were $30 million, or 7%, of total loans. Construction lending entails significant additional risks and often involves larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced to fund construction, the value of which is estimated prior to the completion of construction on “as built” basis.  Therefore, it is difficult to accurately estimate the total loan funds required to complete the project and the completed loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% of as built appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank obtains a first lien on the property as security for construction loans, monitors the construction and advance process and, if a business entity, typically requires personal guarantees from the borrowing entity’s principal owners.

Commercial and Agricultural Lending-- Non-Real Estate Secured and Unsecured

The Bank makes local commercial and agricultural unsecured and non-real estate secured loans.  These loans generally have a higher degree of risk than other loans and to manage these risks, the Bank generally obtains collateral, such as inventories, accounts receivable, equipment and personal guarantees from the borrowing entity’s principal owners. In its underwriting of commercial and agricultural non-real estate secured loans, the Bank may lend, under internal policy, up to 80% of the secured collateral appraised value. The Bank’s commercial and agricultural non-real estate secured and unsecured underwriting criteria require adequate debt service coverage ratios and the borrower’s creditworthiness, prior credit history and reputation.  As commercial business and agricultural non-real estate secured loans typically are made on the basis of the borrower’s ability to make repayment from cash flow, the availability of funds for the repayment  is substantially dependent on the success of the business itself.

At December 31, 2015, commercial and agricultural non-real estate secured loans including unsecured loans aggregated $38 million, or 9%, of the Bank’s total loans.

Consumer Lending-Non Real Estate Secured and Unsecured

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans made on both an installment and demand basis.  At December 31, 2015, the Bank had consumer loans of $21 million or 5% of gross loans.  Such loans are generally made to customers with whom the Bank has a pre-existing relationship, often deposit and residential mortgage relationships. The Bank only originates its consumer loans in its geographic market area. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant’s monthly income may be determined by the verification of gross monthly income from primary employment and additionally from any verifiable secondary source.  The applicant’s FICO scores are also analyzed with the credit report analysis.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the available collateral, if applicable.

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

Participation Loans

The Bank will occasionally buy or sell all or a portion of a loan. The Bank will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan to a single borrower will exceed the Bank's legal lending limit, which is 15 percent of the unimpaired capital and unimpaired surplus of the Bank; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the Bank's legal lending limit to a single borrower; (iii) the Board of Directors or the Senior Officer Loan Committee believes that a particular borrower has a sufficient level of debt with the Bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by Bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location, one industry or in one particular type of loan. The Bank will consider purchasing a participation in a loan from another financial institution if the loan meets all applicable credit quality standards; (i) the Bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.

The following table sets forth, for the two fiscal years ended December 31, 2015 and 2014, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Period	Class of Service	Percentage of Total Revenues

December 31, 2015	Interest and Fees on Loans	78.40%
December 31, 2014	Interest and Fees on Loans	77.72%

Market Area

Highlands Union Bank Market Area

The Bank’s primary market area consists of:

•	all of Washington County, Virginia

•	portions of Smyth County, Virginia

•	the City of Bristol, Virginia

•	the City of Bristol, Tennessee and adjacent portions of Sullivan County, Tennessee

•	the Town of Rogersville, Tennessee and adjacent portions of Hawkins County, Tennessee

•	the City of Sevierville, Tennessee and adjacent portions of Sevier County, Tennessee,

•	the City of Knoxville, Tennessee and adjacent portions of Knox County, Tennessee

•	the Town of Banner Elk and adjacent portions of Avery County, North Carolina

•	the Town of Boone and adjacent portions of Watauga County, North Carolina

The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, educational/health care services, manufacturing, and retail trade sectors are the largest industries, in terms of total number of jobs in 2015.  These sectors contribute in total 42.2% of the total employment. The latest unemployment figures as of December 2015 reflect an unemployment rate of 4.2% in the Bristol/Washington County, Virginia area.

     The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia.  The latest unemployment figures reflect an unemployment rate of 5.8% reported as of December 2015. In Smyth County, educational/health care services, manufacturing, and retail trade sectors are the largest industries, in terms of total number of jobs in 2015.  These sectors contribute in total 58.8% of the total employment.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia’s twin city. Bristol, Tennessee’s three largest employment sectors are educational/health care services, manufacturing, and retail trade which make up 53.8% of all jobs throughout the Sullivan County. The latest unemployment figures reflect an unemployment rate of 5.5% as of December 2015.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County.  Rogersville’s and Hawkins County’s largest employment sectors are educational/health care services, manufacturing, and retail trade. These sectors combined make up 58.50% of all jobs throughout the County. The latest unemployment figures for Hawkins County reflect an unemployment rate of 5.9% as of 2015.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the County include entertainment/recreation, retail trade, and educational/health care services, which make up 56.60% of all jobs throughout the County. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures for Sevier County reflect an unemployment rate of 5.3% as of December 2015.

Knoxville, Tennessee is located in Knox County, Tennessee.  Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee.  Knoxville serves as the county seat and is the third largest city in the state of Tennessee.  Major employers for the County include educational/health care services, retail trade. and professional services.  These sectors contribute to 50.20% of all jobs in the County.  The latest unemployment figures reflect an unemployment rate of 4.4% for Knox County as of 2015.  Knoxville’s central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina.  In Banner Elk, educational/health care services, retail trade, and construction services are the largest industries or 50.8% of total number of jobs in 2015.  The latest unemployment figures for Avery County reflect an unemployment rate of 5.8% as of December 2015.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina.  Boone’s three largest employment sectors are educational/health care services, entertainment/recreation services, and retail trade, which make up 64.5% of the total number of jobs in Boone as of 2015.  The latest unemployment figures for Watauga County reflect an unemployment rate of 4.4% as of December 2015.

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

 The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (the GLBA) permits significant combinations among different sectors of the financial services industry; allows for significant expansion of financial service activities by bank holding companies and provides for a regulatory framework by various governmental authorities responsible for different financial activities; and offers certain financial privacy protections to consumers. The GLBA repealed affiliation and management interlock prohibitions of the Depression-era Glass-Steagall Act and, by amending the Bank Holding Company Act, the GLBA added new substantive provisions to the non-banking activities permitted under the BHCA with the creation of the financial holding company. The GLBA preempts most state laws that prohibit financial holding companies from engaging in insurance activities. The GLBA permits affiliations between banks and securities firms within the same holding company structure, and the GLBA permits financial holding companies to directly engage in a broad range of securities and merchant banking activities. The Company has not elected to become a financial holding company.  The GLBA has led to important changes in the manner in which financial services are delivered in the United States. Bank holding companies and their subsidiary banks are able to offer a much broader array of financial services; however, there is greater competition in all sectors of the financial services market.

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

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made significant changes in the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act included several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, and imposed new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also established the Bureau of Consumer Financial Protection, which is given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.

     The Dodd-Frank Act also required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, which were effective January 4, 2013, established a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. These new loan forms may have the effect of lengthening the time it takes to approve mortgage loans in the short term following implementation of the rule.

Some provisions of the Dodd-Frank Act involved delayed effective dates and/or require implementing regulations or have not been issued in final form. Their full impact on our operations cannot yet fully be assessed. However, the Dodd-Frank Act has resulted in increased compliance and operating expense for the Company.

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

The Bank met the requirements at December 31, 2015 to be classified as “well-capitalized.”  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank’s overall financial condition.

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

Capital Requirements

The federal banking agencies adopted new regulations that implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015, the Bank became subject to new capital requirements adopted by the Federal Reserve (with some changes transitioned into full effectiveness over two to four years). The new requirements created a new required ratio for common equity Tier 1 ("CETI") capital, increased the leverage and Tier 1 capital ratios, changed the risk weight of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are as follows:

•	CETI capital ratio of 4.5% of risk-weighted assets (new);
•	Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from 4%);
•	Total capital ratio of 8.0% of risk-weighted assets (unchanged); and,
•	Leverage ratio of 4.0% (unchanged).

CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not use any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (increased from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0% to 600%) for equity exposures.

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The Federal Reserve’s prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a leverage ratio of 5.0% (unchanged). As of December 31, 2015, the Bank meets all these new requirements, including the full capital conservation buffer.

At December 31, 2015, the Bank’s capital exceeded all applicable requirements and is considered "well-capitalized".

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

The following summarizes the Company’s progress to comply with the items in the Written Agreement as of December 31, 2015.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank’s loan grading system and ALLL methodology;
•	Improved credit administration policies have been established and increased the staffing in the Loan Review area
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000. These are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis;
•	Completed revising the written contingency funding plan;
•	Implemented stress testing of the loan portfolio;
•	Completed revising the investment policy;
•	Completed a three year capital plan targeted to improve the Company’s and Bank’s capital levels to include strategically reducing the risk weighted assets of the Company and improving earnings;
•	Completed a Business Continuity Plan and Disaster Recovery Plan; and,
•	Formed a Directors’ compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Organization and Employment

The Company, the Bank, HCTI, HUFS, HUIS, Blue Ridge Hospitality, LLC, and Russell Road, LLC, are organized in a holding company/subsidiary structure. As of December 31, 2015, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company’s officers is paid by the subsidiary bank, including fees paid to its directors. At December 31, 2015, the Bank employed 211 full time equivalent employees at its main office, operations center, support centers and branch offices. The Company’s relationship with its employees is considered to be good. Employment has remained very stable over the last several years with very little turnover. An employment contract was entered into with the Company’s CEO Timothy Schools in December 2015. The Company filed a Form 8-K discussing the agreement on December 14, 2015. This is the only employment agreement in effect at December 31, 2015.

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

Item 3.  Legal Proceedings

On December 23, 2015, James M. Brock and Jean W. Brock (together, “Brock”) filed a complaint in the Circuit Court of Grayson County, Virginia, alleging that the Bank acted negligently when it foreclosed on property adjacent to the Brock’s property and allegedly failed to remediate the foreclosed property, allegedly causing damage to Brock’s property. Brock seeks damages of $200,000 plus prejudgment interest, attorneys’ fees, and costs.  The Bank denies any wrongdoing in this matter and intends to vigorously defend itself.  No trial date has yet been set.  The Company is unable to estimate the likelihood of an unfavorable outcome or the amount or range of potential loss.

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company’s common stock are reported on the Over-The-Counter Bulletin Board (OTCBB) and in the Pinksheets by at least five broker dealers under the symbol HBKA.OB. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The  Company’s stock transfer agent is Computershare.  Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2015 and 2014.

Common Stock Performance – 2015

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$ 4.39	$ 3.50	$ 3.74	$ -

Second Quarter	$ 4.50	$ 3.67	$ 3.95	$ -

Third Quarter	$ 4.37	$ 3.95	$ 4.20	$ -

Fourth Quarter	$ 4.95	$ 4.22	$ 4.61	$ -

Common Stock Performance – 2014

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$ 4.00	$ 3.70	$ 3.96	$ -

Second Quarter	$ 4.00	$ 3.31	$ 3.75	$ -

Third Quarter	$ 3.65	$ 3.30	$ 3.43	$ -

Fourth Quarter	$ 3.50	$ 3.25	$ 3.34	$ -

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

In January of 2016, the Company’s CEO, Timothy K. Schools purchased 235,294 shares of the Company’s common stock at a price of $4.25 per share in a private placement as disclosed on Form 4 on January 12, 2016.  In February 2016, two of the private placement purchasers participating in the capital raise in 2014, MFP Partners LP and Deerhill Pond Investment Partners, LP, each purchased another 12,744 shares of common stock at $4.25 per share which allowed them to maintain the same ownership percentage that was held immediately prior to the Mr. Schools’ purchase.

As of March 15, 2016, the Company had approximately 1,450 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the twelve months ended December 31, 2015.  The Company does not anticipate any repurchases during 2016 as the Company currently is prohibited from repurchasing its common stock without regulatory approval under the terms of the Written Agreement dated October 13, 2010.

The Company currently has 8,112,563 shares of common stock outstanding.

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

Overview

At December 31, 2015, the Bank separately (on a non-consolidated basis) had total assets of $617.52 million. Total deposits at this date were $495.56 million. The Bank’s net income for 2015 was $1.43 million which produced a return on average assets of 0.23% and a return on average stockholders' equity of 2.67%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank’s risk-based capital ratios.

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

Performance Summary

The following table shows the Company’s key performance ratios for the years ended December 31, 2015 and 2014:

	2015	2014

Return on Average Assets	0.22%	0.42%
Return on Average Equity	2.48%	5.46%
Basic Earnings Per Share	$ 0.17	$ 0.36
Fully Diluted Earnings per share	$ 0.13	$ 0.28
Net Interest Margin (1)	3.41%	3.38%
Average Equity to Average Assets Ratio	8.78%	7.63%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets

Balance Sheet Summary

The following table shows the Company’s key balance sheet indicators at December 31, 2015 and 2014:

(dollar amounts in thousands)

	2015	2014

Securities	$ 79,860	$ 84,335
Loans, net	$ 426,429	$ 401,520
Deposits	$ 494,912	$ 483,497
Assets	$ 616,982	$ 605,114

Asset Quality

The following table shows the Company’s key asset quality indicators at December 31, 2015 and 2014:

      (dollar amounts in thousands)

	2015	2014
Non-accrual loans	$9,456	$11,644
Loans past due over 90 days and still accruing interest	-	22
Other real estate owned, net	5,694	6,685
Allowance for loan losses to total loans	1.31%	1.35%
Net charge-off ratio	0.31%	0.66%

For further information see the discussion under "Provision and Allowance for Loan Losses" below.

Results of Operations

Net Interest Income
(dollar amounts in thousands)

Net interest income for 2015 was $18,206 or an increase of $259 from 2014. During 2015 interest income decreased by $408. This was a result of existing interest earning assets re-pricing at lower rates, and new loans made and securities purchased with lower yields. Average interest earning assets increased approximately $1,043 from 2014. Interest-bearing liabilities also re-priced downward, causing a decrease in interest expense of $667. The net result of these changes was an increase in the Company’s net interest margin from 3.38% in 2014 to 3.41% in 2015. During 2014 and 2015, the Federal Reserve Board continued to maintain rates at historical lows. The Board did increase the fed funds rate in December 2015 by 25 basis points. This marked the first rate increase in 9 years.

The tax equivalent yield on earning assets for 2015 was 4.26%, decreasing 9 basis points as compared to 2014. During the same period, the yield on interest bearing liabilities was 1.04%, which was a decrease of 13 basis points. Average interest bearing liabilities decreased $7,707 from 2014. The Company continued to lower time deposit rates throughout the year in an effort to reduce its cost of funds as well as to reduce total assets. The reduction in the average rates on interest earning assets was partially offset by the reduction in rates paid on interest bearing deposits, primarily time deposits. The Company also paid off its Holding Company Loan with Community Bankers Bank in April 2014 and redeemed its Trust Preferred Securities in July 2014 which accounted for a significant amount of the reduction in interest expense as compared to the previous year.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2015			2014			2013
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (1)	$416,584	$ 20,930	5.02%	$405,751	$ 21,332	5.26%	$398,055	$ 21,599	5.43%
Securities (2)(3)	90,835	1,748	2.13	73,486	1,703	2.66	66,931	1,441	2.58
Federal funds sold	31,926	85	0.27	59,065	136	0.23	62,800	146	0.23
Total interest-earning assets	$ 539,345	$ 22,763	4.26%	$ 538,302	$ 23,171	4.35%	$ 527,786	$ 23,186	4.45%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$369,389	$ 2,169.59%		$374,049	$ 2,539.68%		$380,808	$ 2,951.77%
Other interest bearing liabilities	67,780	2,388	3.52	70,827	2,685	3.79	74,534	3,143	4.22
Total interest-bearing liabilities	$437,169	$ 4,557	1.04%	$444,876	$ 5,224	1.17%	$455,342	$ 6,094	1.34%
Net interest income		$ 18,206			$ 17,947			$ 17,092
Net margin on interest earning assets on a tax equivalent basis			3.41%			3.38%			3.29%
Average interest spread			3.22%			3.18%			3.11%

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

Analysis of Changes in Interest Income and Interest Expense

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).  The increase (decrease) due to change in volume is computed using the change in the average balances between 2015 and 2014, and 2014 and 2013 multiplied by the corresponding current year average rates. The remaining increase or decrease in net interest income is allocated to the change in rate.

Increase/(Decrease) Due to Volume and Rate

	2015 Compared to 2014
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$ 369	$ (324)	$ 45
Federal funds sold	(72)	21	(51)
Loans	544	(946)	(402)
Total Income Change	$ 841	$ (1,249)	$ (408)
INTEREST EXPENSE Savings and time deposits	$ (27)	$ (343)	$ (370)
Other interest-bearing liabilities	(108)	(189)	(297)
Total Expense Change	$ (135)	$ (532)	$ (667)
Increase (Decrease) in Net Interest Income	$ 976	$ (717)	$ 259

	2014 Compared to 2013
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$ 174	$ 88	$ 262
Federal funds sold	(9)	(1)	(10)
Loans	405	(672)	(267)
Total Income Change	$ 570	$ (585)	$ (15)
INTEREST EXPENSE Savings and time deposits	$ (46)	$ (366)	$ (412)
Other interest-bearing liabilities	(140)	(318)	(458)
Total Expense Change	$ (186)	$ (684)	$ (870)
Increase (Decrease) in Net Interest Income	$ 756	$ 99	$ 855

Non-interest Income
(dollar amounts in thousands)

The Company’s non-interest income decreased by $343 from 2014 to 2015. Service charges on deposit accounts, primarily overdraft fees, decreased $230 from 2014. Earnings related to the Company’s holdings of Bank Owned Life Insurance totaled $402 and $410 for 2015 and 2014, respectively.  Life insurance proceeds, net of payments to beneficiaries, from Bank Owned Life Insurance totaled $0 and $130 for 2015 and 2014, respectively. Visa debit card interchange income totaled $1,312 and 1,280 for 2015 and 2014 respectively.

Non-interest Expense
(dollar amounts in thousands)

Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses, other operating expenses, and expenses related to foreclosed assets. Non-interest expense for 2015 was $20,537, an increase of $1,388 compared to 2014. Salaries and employee benefits increased by 2.16%, or $217 primarily due to additional staff added in the information technology department. FDIC premiums totaled $863 in 2015 compared to $1,202 in 2014, as a result of reduced premium rates due to the improved condition of the Bank. OREO (other real estate owned) write-downs, net losses on sales and OREO expenses totaled $1,745 in 2015 compared to $1,533 in 2014.  During 2015, the Company conducted several on-site auctions on several OREO properties which resulted in sales totaling $1,100. Approximately $600 of the $1,745 represents write-downs on three commercial properties in the Company’s southwestern Virginia market area as result of updated appraisals or market evaluations as well as the age and condition of those properties.

Also during the third quarter of 2015, the Bank settled a lawsuit for $425 which is reflected in other losses (non-interest expense) for the year ended December 31, 2015.

Income Taxes
(dollar amounts in thousands)

Income tax benefits in 2015 totaled $1,205 compared to $777 in 2014. In the second quarter of 2015, the Company reversed the remaining balance of the valuation allowance that was established against the deferred tax assets (“DTA”) during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $16,123 in net proceeds of new capital in 2014 which allowed the Company to pay off two high rate debt instruments (the Company’s Community Bankers Bank note and Trust Preferred Securities) improving future earnings potential.  As a result of these factors, the Company reversed $1,000 of the DTA in the second quarter of 2014, and due to the continued improvements in asset quality and earnings performance the remaining $1,000 of the DTA valuation allowance was reversed in the second quarter of 2015. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 (“ASC 740”), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company’s forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company’s DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

Provision and Allowance for Loan Losses
(dollar amounts in thousands)

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loans losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. To calculate the anticipated loan loss in each call report category for ASC 450 loans, the Bank begins with the net loss in each category for each of the last twelve quarters. The Bank uses a rolling twelve quarter weighted historical loss average where the most recent quarters are weighted heavier than the earlier quarters so that the calculation reflects current risk trends within the portfolio.  The weighting used by the Bank is similar to the Rule of 78’s with the net losses of the most recent quarter weighted at 12/78ths and those in the first quarter in the twelve quarter period weighted at 1/78th. Therefore, the net losses of the most recent year represent approximately 54% of the calculation compared with 33% if a simple average of losses over the three-year period was used. The total of weighted factors for each call report category is applied to the current outstanding loan balance in each category to calculate expected loss based on historical data for a group of loans with similar risk characteristics.  The same weighting is applied to all loan types.  In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market areas, unemployment trends, the effects of any changes in loan policies, competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors. There can be no assurance however that additional provisions for loan losses will not be required in the future as a result of adverse changes in the economy, or further decreases in real estate values which will affect management’s future assumptions and allowance methodology.The Company’s allowance for loan losses includes an unallocated portion totaling $1,543 primarily due to factors such as the Company’s elevated past due rate and level of non-performing loans.

The Company’s allowance for loan losses to total loans was 1.31% and 1.35%, respectively at December 31, 2015 and December 31, 2014.

At December 31, 2015 and 2014, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US generally accepted accounting principles.

The following table presents the Company’s loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of year	$ 5,477	$ 6,825	$ 7,449	$ 9,024	$ 10,320
Loans charged off:
Residential 1-4 Family	360	258	452	584	971
Multifamily	-	-	-	246	246
Construction and Land Loans	12	18	127	518	1,857
Commercial, Owner Occupied	407	345	52	686	517
Commercial, Non-owner occupied	12	1,239	408	183	276
Second Mortgages	3	25	134	90	351
Equity Lines of Credit	-	116	3	23	25
Farmland	-	-	40	4	272

Secured (other ) and unsecured
Personal	662	315	274	300	412
Commercial	257	177	408	592	934
Agricultural	-	230	12	2	98
Overdrafts	134	229	170	153	173
Total	1,847	2,952	2,080	3,381	6,132
Recoveries of loans previously charged off:

Residential 1-4 Family	3	1	19	161	19
Multifamily	-	-	-	-	-
Construction and Land Loans	41	17	5	453	53
Commercial, Owner Occupied	376	132	-	5	-
Commercial, Non-owner occupied	6	1	-	2	-
Second Mortgages	-	-	-	3	10
Equity Lines of Credit	41	-	-	-	-
Farmland	3	-	-	2	20

Secured (other ) and unsecured
Personal	76	90	75	74	69
Commercial	9	39	31	144	16
Agricultural	-	-	6	4	1
Overdrafts	-	-	-	-	-

Total	555	280	136	848	188

Net loans charged off	1,292	2,672	1,944	2,533	5,944
Provision for loan losses	1,469	1,324	1,320	958	4,648
Allowance for loan losses end of year	$ 5,654	$ 5,477	$ 6,825	$ 7,449	$ 9,024
Average total loans (net of deferred fees)	$ 416,584	$ 405,751	$ 398,055	$ 400,361	$ 428,811
Total loans (net of deferred fees) at year-end	$ 432,083	$ 406,997	$ 403,786	$ 390,498	$ 407,804
Ratio of net charge-offs to average loans	0.31%	0.66%	0.49%	0.63%	1.39%
Ratio of provision for loan losses to average loans	0.35%	0.33%	0.33%	0.24%	1.08%
Ratio of provision for loan losses to net charge-off	113.70%	49.55%	67.90%	37.82%	78.20%
Allowance for loan losses to year-end loans	1.31%	1.35%	1.69%	1.91%	2.21%

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

	2015	2014	2013	2012	2011
(Amounts in thousands)

Non-performing loans	$ 9,456	$ 11,666	$ 10,986	$ 10,550	$ 20,795

Non-accrual loans	$ 9,456	$ 11,644	$ 10,984	$ 10,544	$ 19,345

Loans past-due 90 days and more and still accruing	$ -	$ 22	$ 2	$ 6	$ 1,450

Interest income lost on non-accruing loans	$ 449	$ 618	$ 620	$ 725	$ 1,187

The Company has seen the greatest deterioration of its commercial real estate loan portfolio in the Sevierville, Tennessee and North Carolina market areas.

Due to the significant increase in non-performing loans the Company significantly increased its loan loss provisions from 2009 to 2011 as compared to previous years. The allowance for loan losses to total loans decreased from 1.35% to 1.31% during 2015. This was primarily due to the loan growth achieved during the year and to loans being transferred into OREO and/or liquidated and subsequently written down to current market values out of specific reserves allocated to such loans.

It is management’s opinion that at December 31, 2015, the allowance for loan losses was determined to be in accordance with US generally accepted accounting principles and is adequate. The allowance for loan losses is reviewed and approved quarterly by the Board of Directors.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2015, 2014, 2013, 2010 and 2011.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2015			2014			2013
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$ 654	11.57%	44.88%	$ 995	18.17%	45.83%	$ 975	14.29%	43.49%
Multifamily		0.00	5.52	20	0.37	5.18	143	2.09	5.09
Construction and Land Loans	37	0.66	4.43	87	1.59	4.54	230	3.37	4.58
Commercial – Owner Occupied	1,012	17.90	16.87	409	7.47	17.35	1,029	15.08	17.66
Commercial Non Owner Occupied	748	13.23	8.78	1,063	19.41	7.89	1,415	20.73	9.18
Second Mortgages	43	0.76	1.89	67	1.22	1.98	153	2.24	1.96
Equity Line of Credit	20	0.35	1.39	74	1.35	1.60	50	0.73	1.95
Farmland	7	0.12	2.61	12	0.22	2.02	65	0.95	2.31

Personal	704	12.45	4.80	665	12.14	5.13	483	7.08	5.06
Commercial	798	14.11	8.12	852	15.55	7.75	1,193	17.48	7.81
Agricultural	88	1.56	0.68	130	2.37	0.66	71	1.04	0.83

Overdrafts	-	-	0.03	-	-	0.07	-	-	0.08
Unallocated	1,543	27.29	-	1,103	20.14	-	1,018	14.92	-

Total	$ 5,654	100.00%	100.00%	$ 5,477	100.00%	100.00%	$ 6,825	100.00%	100.00%

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2012			2011
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$ 1,242	16.67%	42.90%	$ 1,618	17.93%	41.39%
Multifamily	280	3.76	4.44	477	5.29	3.77
Construction and Land Loans	823	11.05	4.90	1,746	19.35	5.70
Commercial – Owner Occupied	1,039	13.95	16.50	1,209	13.40	17.48
Commercial Non Owner Occupied	1,075	14.43	9.09	400	4.43	8.94
Second Mortgages	161	2.16	2.38	371	4.11	3.00
Equity Line of Credit	30	0.40	2.12	69	0.76	2.23
Farmland	97	1.30	2.86	336	3.72	2.99

Personal	486	6.53	5.72	764	8.47	5.83
Commercial	1,530	20.54	8.15	1,620	17.95	7.94
Agricultural	-	-	0.86	-	-	0.68

Overdrafts	-	-	0.08	-	-	0.05
Unallocated	686	9.21	-	414	4.59	-

Total	$ 7,449	100.00%	100.00%	$ 9,024	100.00%	100.00%

Financial Condition

Balance Sheet
(dollar amounts in thousands)

Total assets of the Company increased slightly by $11,868 or 1.96% in 2015.  Average interest earning assets increased approximately $1,043 from 2014. The Company’s current strategy over the next couple of years is to moderately grow loans using existing federal funds sold, cash on hand or new deposits. Average interest bearing liabilities decreased by $7,707 from 2014. The Company paid off its holding company loan with Community Bankers Bank in April 2014 and redeemed its Trust Preferred Securities in July 2014 which accounted for the majority of the reduction. Total deposits increased $11,415 or 2.36% as the Company continued to see a increase in checking and savings account balances.

Loans
(dollar amounts in thousands)

Loans net of unearned income and deferred fees increased by $25,086 or 6.16% in 2015. The majority of this increase was growth in residential and commercial real estate loans. 2013 represented the first year since the recession that loan growth occurred. Loans decreased approximately $100 million during the 2009 through 2012 time period due to stagnant loan demand and the Company’s plan to reduce higher risk weighted assets, primarily commercial real estate loans and other commercial loans.

Prior to the economic downturn, the Company’s portfolio of commercial, construction and land development loans had experienced significant growth. As construction and commercial lending has slowed significantly in the last six years, a diligent effort has been made to concentrate on permanent financing for residential mortgages.

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

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2015		2014		2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$ 194,287	44.88%	$ 186,829	45.83%	$ 175,860	43.49%	$ 167,777	42.90%	$ 169,027	41.39%
Multi-family	23,895	5.52	21,131	5.18	20,592	5.09	17,348	4.44	15,375	3.77
Construction and Land Loans	19,163	4.43	18,518	4.54	18,509	4.58	19,161	4.90	23,295	5.70
Commercial, Owner Occ.	73,031	16.87	70,748	17.35	71,459	17.66	64,504	16.50	71,367	17.48
Commercial, Non Owner Occupied	38,025	8.78	32,173	7. 89	37,117	9.18	35,536	9.09	36,489	8.94
Second Mortgages	8,169	1.89	8,075	1.98	7,934	1.96	9,298	2.38	12,247	3.00
Equity Lines of Credit	6,000	1.39	6,499	1.60	7,884	1.95	8,287	2.12	9,126	2.23
Farmland	11,283	2.61	8,246	2.02	9,322	2.31	11,180	2.86	12,207	2.99
	$373,853	86.37%	$352,219	86.39%	$348,677	86.22%	$333,091	85.19%	$349,133	85.50%

Secured, Other and Unsecured
Personal	$ 20,775	4.80%	$ 20,901	5.13%	$ 20,472	5.06%	$ 22,358	5.72%	$ 23,824	5.83%
Commercial	35,144	8.12	31,586	7.75	31,575	7.81	31,927	8.15	32,407	7.94
Agricultural	2,959	0.68	2,683	0.66	3,376	0.83	3,372	0.86	2,784	0.68
	$ 58,878	13.60%	$ 55,170	13.54%	$ 55,423	13.70%	$ 57,657	14.73%	$ 59,015	14.45%

Overdrafts	$ 139	0.03%	$ 285	0.07%	$ 304	0.08%	$ 297	0.08%	$ 207	0.05%

Loans, gross	$ 432,870	100.00%	$ 407,674	100.00%	$ 404,404	100.00%	$ 391,045	100.00%	$ 408,355	100.00%

The following table shows the maturity of loans outstanding, inclusive of expected prepayments and contractual amortization, at December 31,
2015:     (Non-accrual loan balances are reflected in the immediate time period)

	December 31, 2015 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$ 34,738	$ 13,910	$ 83,868	$ 32,219	$ 17,419	$ 9,439	$ 191,593
Multi-family	4,731	948	8,845	2,824	4,246	2,302	23,896
Construction and Land Loans	8,224	801	4,641	1,067	2,133	2,226	19,092
Commercial , Owner Occupied	12,443	3,056	30,967	4,072	8,140	8,496	67,174
Commercial, Non-Owner Occupied	6,477	1,591	19,179	2,120	4,237	4,422	38,026
Second Mortgages	2,067	1,261	3,816	776	-	245	8,165
Equity Line of Credit	-	1,403	-	3,881	-	715	5.999
Farmland	1,749	1,515	4,686	1,182	-	1,848	10,980
Secured, Other and Unsecured
Personal	6,901	3,372	8,813	888	-	638	20,612
Commercial	11,652	5,400	17,289	304	-	133	34,778
Agricultural	978	453	1,492	26	-	11	2,960
Overdrafts	139	-	-	-	-	-	139

Non Accrual Loans	9,456	-	-	-	-	-	9,456

Loans, Gross	$ 99,555	$ 33,710	$ 183,596	$ 49,359	$ 36,175	$ 30,475	$ 432,870

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

At December 31, 2015 OREO balances were $5,694 and consisted of 28 relationships. At December 31, 2014 OREO balances were $6,685 and consisted of 31 relationships. The following chart details each category type, number of relationships and balance.

OREO Property at 12/31/2015

OREO Description	Number	Balance at 12/31/15
		(in thousands)
Land Development - Vacant Land	11	$ 1,287
1-4 Family	10	1,295
Commercial Real Estate	7	3,112

Total	28	$ 5,694

OREO Property at 12/31/2014

OREO Description	Number	Balance at 12/31/14
		(in thousands)
Land Development - Vacant Land	12	$ 1,723
1-4 Family	13	2,382
Commercial Real Estate	6	2,580

Total	31	$ 6,685

The following table shows the activity related to OREO for the periods ended December 31, 2015 and 2014.

OREO Description	2015	2014

Beginning balance, January 1	$ 6,685	$ 7,834
Additions	4,131	3,304
Deletions	(5,122)	(4,453)
Ending Balance, December 31	$ 5,694	$ 6,685

The Company’s major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, and Boone and Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	December 31, 2015		December 31, 2014

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	8	$1,179	7	$2,041
Southwest VA and Tri-city TN Area	17	4,248	14	2,986
Boone and Banner Elk NC Area	3	267	10	1,658

Total	28	$5,694	31	$6,685

The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank’s three market areas. The ability to sell OREO which has been negatively affected by the current economic climate and the resulting reduction of non-performing assets, will to a large degree, depend upon continued saturation in specific market areas and strengthened local economies. Management has allocated significant resources to facilitate sales of OREO to reduce the Company’s non-performing assets. Two commercial properties totaling approximately $2,000 represent a large portion of the OREO additions in 2015. Both of these properties are located in the Bank’s Southwest Virginia market. The Bank is actively marketing all of its property through its website, listing agents, and other marketing methods.

Securities
(dollar amounts in thousands)

Investment securities available for sale and other investments decreased $4,650 (market value) from December 31, 2014 to December 31, 2015.  The Company made a significant number of GNMA purchases during 2014 primarily due to the Company’s strategy to invest existing overnight funds into higher yielding securities. This strategy resulted in increasing the Company’s securities portfolio by approximately $30,000 over year end 2013. During 2015, the Company reduced its securities portfolio due in part to the growth achieved in the loan portfolio. As shown in the table below, for 2015, the average taxable equivalent yield on fixed rate mortgage backed securities was approximately 1.84% versus earning an average yield of 0.23% on overnight funds at the Federal Reserve.

Investment Portfolio

The following tables present the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2015 and December 31, 2014.

December 31, 2015	(Dollars in Thousands)

	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost

Mortgage-backed Sec – fixed rate	$ -	$ -	$ 6,877	$ 49,250	1.84%	$ 56,127	$ 56,395
Mtg.-backed Sec – variable rate	-	-	3	6,464	1.03	6,467	6,517
State & Municipal’s – tax exempt	-	376	-	4,973	6.46	5,349	5,239
State & Municipal’s – taxable	-	1,096	-	512	2.00	1,608	1,594
Single Issue Trust Preferred	-	-	-	-	-	-	-
SBA bonds – fixed rate		1,192	-	9,110	1.94	10,302	10,487
SBA bonds – variable rate	-	-	7	-	0.83	7	7
TOTAL	$ -	$ 2,664	$ 6,887	$ 70,309		$ 79,860	$ 80,239
Total fixed rate securities	$ -	$ 2,664	$ 6,877	$ 63,845		$ 73,386	$ 73,715
Total variable rate securities	$ -	$ -	$ 10	$ 6,464		$ 6,474	$ 6,524

December 21, 2014	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$ -	$ -	$ 2,740	$ 51,360	1.91%	$ 54,100	$ 53,850
Mtg.-backed Sec – variable rate	-	-	3	7,620	0.91	7,623	7,626
State & Municipal’s – tax exempt	-	218	557	7,270	6.22	8,045	7,911
State & Municipal’s – taxable	-	1,123	-	533	1.97	1,656	1,635
Single Issue Trust Preferred	-	-	-	488	6.30	488	500
SBA bonds – fixed rate			1,562	10,627	1.85	12,402	12,648
SBA bonds – variable rate	-	213	-	21	0.83	21	21
SLMA	-	-	-	-	-	-	-
TOTAL	-	$ 1,554	$ 4,862	$ 77,919		$ 84,335	$ 84,191
Total fixed rate securities		$ 1,554	$ 4,859	$ 70,278		$ 76,691	$ 76,544
Total variable rate securities	-	-	3	$ 7,641		$ 7,644	$ 7,647

Mortgage backed securities / CMOs- All of the MBS / CMOs listed above are agency (FHLMC, FNMA, GNMA) issues. The Company does not hold any non-agency mortgage backed securities.

State and Municipals - A breakdown of the Company’s municipal bond portfolio at December 31, 2015 is shown in the following table segregated by credit rating (Moody’s or S & P).

Credit Rating	Fair Value	Amortized Cost
AA+	$ 1,608	$ 1,594
AA	$ 820	$ 805
AA-	$ 830	$ 808
Aa2	$ 281	$ 275
Aa1	$ 509	$ 502
A3	$ 1,002	$ 1,000
A2	$ 580	$ 555
A1	$ 241	$ 240
BBB+	$ 95	$ 85
NR	$ 992	$ 970
TOTAL	$ 6,958	$ 6,834

Both of the above non-rated securities were rated investment grade when purchased by the Company. Due to the financial crisis, a significant number of municipal bonds are no longer rated by the various rating agencies, even though they do have underlying credit support. One of the two remaining non-rated munis above totaling $750 thousand has had a subsequent parity issue that has been rated investment grade. The Company performs periodic credit reviews on any non-rated munis that additionally have not had a subsequent parity issued currently rated “investment grade.”

SBA Pools - All of the SBA pools owned by the Company have the full faith and credit of the US government and carry a zero risk weighting.

Deposits / Funding
(dollar amounts in thousands)

Total deposits increased by $11,415 or 2.36% in 2015. Non-interest bearing demand deposits increased by $11,077. Interest bearing demand deposits increased by $8,260. Total time deposits decreased by $14,090. Savings accounts increased by $6,168 during the year. The decrease in time deposits is primarily a result of the Company’s actions to reduce its higher cost CD’s in an effort to lower its overall cost of funds. The Company has experienced a significant increase in demand deposits.

Prior to the economic downturn, the Company over the years used its alternative funding sources (primarily FHLB advances) to help facilitate growth.  As of December 31, 2015, the Company had $67,750 of FHLB borrowings. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Dollars in Thousands)
	2015	2014

Non-interest bearing demand deposits	$ 129,634	$ 118,557
Interest bearing demand deposits	119,787	111,527
Savings deposits	89,776	83,608
Time deposits	155,715	169,805
Total Deposits	$ 494,912	$ 483,497

    The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 120,459	0.00%	$ 112,070	0.00%	$ 105,560	0.00%
Interest-bearing demand deposits	119,838	0.42	112,511	0.41	107,940	0.41
Savings deposits	86,520	0.20	83,502	0.24	78,623	0.25
Time deposits	163,032	0.92	178,036	1.05	194,245	1.19
Total	$ 489,849		$ 486,119		$ 486,368

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2015 are as follows (Amount in thousands):

Maturity	Amount
3 months or less	$ 6,681
Over 3 months through 6 months	6,883
Over 6 months through 12 months	7,281
Over 12 months	28,397
Total	$ 49,242

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

Management of the Bank continuously monitors and plans the Bank’s liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank. Management believes that the current cash on hand and other sources of funds provide sufficient and timely liquidity for the foreseeable future. The Bank currently has approximately $61,000,000 of available credit with the FHLB and approximately $7,000,000 of available credit with its correspondent banks. The Bank also as of December 31, 2015 has $48,505,000 (market value) in unencumbered securities available for sale.

The Company’s liquidity ultimately depends on dividends paid by the Bank, its wholly owned subsidiary.  The Company and the Bank are currently prohibited from paying a dividend without the prior approval of the Federal Reserve Bank.

On April 16, 2014, management and board of directors of Highlands Bankshares, Inc. announced the completion of a $16,525 private placement capital raise. Purchasers in the private placement included outside investors, as well as certain directors and executive officers of the Company. The Company sold 2,673,249 newly issued shares of the Company’s common stock at $3.50 per share, and 2,048,179 shares of Series-A convertible perpetual preferred stock at $3.50 per share. The private placement was disclosed on Form 8-K on April 16, 2014. The Company immediately paid off a Holding Company Loan in the amount of $3,440 to Community Bankers Bank on April 16, 2014 with the funds received from the capital raise. The Company also paid off the remaining $3,150 of its trust preferred securities including accrued interest. The payoff totaling $4,802 was completed on July 15, 2014. The Company down-streamed to the subsidiary Bank in June 2014 $7,500 of funds received from the capital raise. During the third quarter of 2014, the Company also conducted a rights offering to its existing shareholders other than directors and executive officers. The Company raised a total of $556 as a result of the offering. The Company immediately down-streamed $400 of the $556 to the Bank in September of 2014. In October 2014, one of the private placement purchasers, TNH Financial Fund, LP, purchased another $183 of common and preferred stock which allowed them to maintain the same ownership percentage that was held immediately prior to the rights offering. Net proceeds received from the private placement issues and rights offering totaled $16,123. In January of 2016, the Company’s CEO, Timothy K. Schools purchased 235,294 shares of the Company’s common stock at a price of $4.25 per share in a private placement as disclosed on Form 4 on January 12, 2016.  In February 2016, two of the private placement purchasers participating in the capital raise in 2014, MFP Partners LP and Deerhill Pond Investment Partners, LP, each purchased another 12,744 shares of common stock at $4.25 per share which allowed them to maintain the same ownership percentage that was held immediately prior to the Mr. Schools’ purchase. These proceeds were also down-streamed to the Bank.

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

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Annual Report to Shareholders for the fiscal year ended December 31, 2015:

Report of Independent Registered Public Accounting Firm on the Financial Statements;
Consolidated Balance Sheets as of December 31, 2015 and 2014;
Consolidated Statements of Income for the years ended December 31, 2015 and 2014;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014;
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014;
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and
Notes to Consolidated Financial Statements for December 31, 2015

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

We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”) as of the end of the fiscal year covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting is incorporated by  reference from the Consolidated Financial Report to Shareholders for the fiscal year ended December 31, 2015.

There were not any changes in the Company’s internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “The Nominees,” “Executive Officers Who Are Not Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board of Directors and its Committees” and “Code of Ethics” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings  “Executive Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Security Ownership of Management and Certain Beneficial Owners” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2015, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	-	-	--

Equity Compensation Plans Not Approved by Shareholders (b)	-	-	200,000

Total	-	-	200,000

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Transactions with Related Parties” and “The Board of Directors and its Committees” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings “Services and Fees” and “Pre-Approved Policies and Procedures” in the Company’s Proxy Statement for the 2016 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV.

Item 15. Exhibits, Financial Statement Schedules

(a)  (1)                      The response to this portion of Item 15 is submitted as a separate section of this report.

(2)	All applicable financial statement schedules required by Regulation S-X are included in the Notes to the 2015 Consolidated Financial Statements.

(3)	Exhibits:
3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 and incorporated by reference herein.
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
10.6
Highlands Union Bank 1995 Stock Option Plan, attached as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference.*

10.7
Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference.*

10.8
Written Agreement, dated October 13, 2010, between Highlands Bankshares, Inc., Highlands Union Bank and the Federal Reserve Bank of Richmond, attached as Exhibit 10.1 to the Current Report on  Form 8-K, File No. 000-27622, filed with the  Commission on October 19, 2010, incorporated herein by reference.

10.9
Employment Agreement, dated December 9, 2015, between Highlands Bankshares,    Inc., and Timothy K. Schools, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on December 14, 2015, incorporated herein by reference.*

10.10
Consulting Agreement, dated February 15, 2016, between Highlands Bankshares, Inc., and Samuel L. Neese, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on February 19, 2016, incorporated herein by reference.*

* Indicates management contracts, compensatory plans or arrangements with the Company.

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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

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

HIGHLANDS BANKSHARES, INC.

Date: March 30, 2016	BY:	/s/ Timothy K. Schools
Timothy K. Schools
Chief Executive Officer

	BY:	/s/ James R. Edmondson
James R. Edmondson
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 30, 2016.

Signature	Title	Date
/s/ Dr. James D. Moore, Jr. Dr. James D. Moore, Jr.	Chairman of the Board, and Director	March 30, 2016
/s/ Timothy K. Schools Timothy K. Schools	Chief Executive Officer (principal executive officer), and Director	March 30, 2016
/s/ James R. Edmondson James R. Edmondson	Chief Financial Officer (principal financial and accounting officer)	March 30, 2016
/s/ E. Craig Kendrick E. Craig Kendrick	Director	March 30, 2016
/s/ Clydes B. Kiser Cydes B. Kiser	Director	March 30, 2016
/s/ Charles P. Olinger Charles P. Olinger	Director	March 30, 2016
/s/ H. Ramsey White, Jr. H. Ramsey White, Jr.	Director	March 30, 2016
/s/ Edward M. Rosinus Edward M. Rosinus	Director	March 30, 2016
/s/ Jon C. Lundberg Jon C. Lundberg	Director	March 30, 2016

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 and incorporated by reference herein.
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
10.6
Highlands Union Bank 1995 Stock Option Plan, attached as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference.*

10.7
Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 3.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference.*

10.8
Written Agreement, dated October 13, 2010, between Highlands Bankshares, Inc., Highlands Union Bank and the Federal Reserve Bank of Richmond, attached as Exhibit 10.1 to the Current Report on  Form 8-K, File No. 000-27622, filed with the  Commission on October 19, 2010, incorporated herein by reference.

10.9
Employment Agreement, dated December 9, 2015, between Highlands Bankshares,    Inc., and Timothy K. Schools, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on December 14, 2015, incorporated herein by reference.*

10.10
Consulting Agreement, dated February 15, 2016, between Highlands Bankshares, Inc., and Samuel L. Neese, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on February 19, 2016, incorporated herein by reference.*

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
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

* Indicates management contracts, compensatory plans or arrangements with the Company.