Form 10-Q
period 2016-05-13
HIGHLANDS BANKSHARES INC /VA/
filed 2016-05-13
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X ]        No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company (See definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Act). Large Accelerated Filer [  ]   Accelerated Filer  [  ]    Non-Accelerated Filer [  ]  Smaller Reporting Company  [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
8,112,562 shares of common stock, par value $0.625 per share, outstanding as of May 13, 2016

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2016

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2016 (Unaudited) and December 31, 2015
3

Consolidated Statements of Income (Unaudited) for the Three Months Ended March 31, 2016 and 2015	4

Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2016 and 2015	5
Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2016 and 2015	6-7

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Three Months Ended March 31, 2016 and 2015	8

Notes to Consolidated Financial Statements (Unaudited)	9-38

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	39-44

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. Mine Safety Disclosures	45

Item 5. Other Information	46

Item 6. Exhibits	46

SIGNATURES AND CERTIFICATIONS	47

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements

Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) March 31, 2016	(Note 1) December 31, 2015
ASSETS
Cash and due from banks	$ 18,298	$ 26,713
Federal funds sold	31,600	20,178

Total Cash and Cash Equivalents	49,898	46,891

Investment securities available for sale (amortized cost $83,129 at March 31, 2016, $80,239 at December 31, 2015)	83,599	79,860
Other investments, at cost	6,611	6,592
Loans, net of allowance for loan losses of $5,825 at March 31, 2016, $5,654 at December 31, 2015	422,327	426,429
Premises and equipment, net	20,435	20,612
Deferred tax assets	11,646	12,126
Interest receivable	1,811	1,761
Bank owned life Insurance	14,021	14,585
Other real estate owned	5,346	5,694
Other assets	2,138	2,432

Total Assets	$ 617,832	$ 616,982

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 128,122	$ 129,634
Interest bearing	364,975	365,278

Total Deposits	493,097	494,912

Interest, taxes and other liabilities	1,240	761
Other short-term borrowings	20,051	20,052
Long-term debt	47,686	47,698

Total Other Liabilities	68,977	68,511

Total Liabilities	562,074	563,422

STOCKHOLDERS' EQUITY

Common stock (8,113 and 7,851shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	5,070	4,907
Preferred Stock (2,092 shares issued and outstanding)	4,184	4,184
Additional paid-in capital	18,891	17,944
Retained earnings	27,303	26,773
Accumulated other comprehensive income	310	(248)

Total Stockholders' Equity	55,758	53,560

Total Liabilities and Stockholders' Equity	$ 617,832	$ 616,982

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
INTEREST INCOME
Loans receivable and fees on loans	$ 5,478	$ 5,298
Securities available for sale:
Taxable	297	313
Exempt from taxable income	78	108
Other investment income	57	52
Federal funds sold	26	21

Total Interest Income	5,936	5,792

INTEREST EXPENSE
Deposits	453	570
Other borrowed funds	592	585

Total Interest Expense	1,045	1,155

Net Interest Income	4,891	4,637

Provision for Loan Losses	224	100

Net Interest Income after Provision for Loan Losses	4,667	4,537

NON-INTEREST INCOME
Securities gains (losses), net	35	16
Service charges on deposit accounts	398	391
Other service charges, commissions and fees	441	335
Other operating income	284	124

Total Non-Interest Income	1,158	866

NON-INTEREST EXPENSE
Salaries and employee benefits	2,919	2,446
Occupancy expense of bank premises	313	309
Furniture and equipment expense	351	340
Other operating expense	1,302	1,317
Foreclosed Assets – Write-down and Operating Expenses	219	234

Total Non-Interest Expense	5,104	4,646

Income Before Income Taxes	721	757

Income Tax Expense (Note 3)	191	177

Net Income	$ 530	$ 580

Basic Earnings Per Common Share (Note 6)	$ 0.07	$ 0.07

Earnings Per Common Share – Assuming Dilution	$ 0.05	$ 0.06

Dividends Per Share	$ -	$ -

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Net Income	$ 530	$ 580

Other Comprehensive Income
Unrealized gains on securities during the period	880	250
Less: reclassification adjustment for (gains) included in net income	(35)	(16)
Other Comprehensive Income, before tax	845	234
Income tax expense related to other comprehensive income	287	80
Other Comprehensive Income	558	154
Comprehensive Income	$ 1,088	$ 734

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$530	$580
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	224	100
Depreciation and amortization	243	233
Net realized gains on available for sale securities	(35)	(16)
Net amortization on securities	221	249
(Increase) decrease in interest receivable	(50)	1
Valuation adjustment of other real estate owned	166	20
Decrease in other assets	1,010	174
Increase in interest, taxes and other liabilities	479	303

Net cash provided by operating activities	2,788	1,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	11,549	1,025
Proceeds from maturities of debt and equity securities	3,457	3,829
Purchase of debt and equity securities	(18,082)	(6,045)
(Purchases) redemptions of other investments	(19)	168
Net (increase) decrease in loans	3,725	(5,199)
Proceeds from sales of other real estate owned	328	328
Proceeds from cash surrender value of life insurance	93	-
Premises and equipment expenditures	(114)	(86)

Net cash provided by (used in) investing activities	937	(5,983

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(3,890)	(2,865)
Net increase in demand, savings and other deposits	2,075	7,360
Decrease in short-term borrowings	(1)	(1)
Decrease in long-term debt	(12)	(12)
Issuance of common stock	1,110	-

Net cash provided by (used in) financing activities	(718)	4,482

Net increase in cash and cash equivalents	3,007	143
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	46,891	55,810

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,898	$55,953

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,059	$1,165
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$153	$2,794
Loans originated from sales of other real estate owned	$10	$-

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common Stock Shares	Par Value	Preferred Stock Shares	Preferred Stock Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance December 31, 2014	7,851	$ 4,907	2,092	$4,184	$ 18,180	$ 25,436	$ 95	$ 52,802
Net Income						580		580
Other Comprehensive Income							154	154
Additional Paid In Capital					(233)			(233)
Balance March 31, 2015	7,851	$ 4,907	2,092	$ 4,184	$ 17,947	$26,016	$ 249	$ 53,303
Balance December 31, 2015	7,851	$ 4,907	2,092	$ 4,184	$ 17,944	$26,773	$ (248)	$ 53,560
Net Income						530		530
Issuance of Common Stock	262	163			947			1,110
Additional Paid In Capital
Other Comprehensive Income							558	558
Balance March 31, 2016	8,113	$5,070	2,092	$ 4,184	$ 18,891	$ 27,303	$ 310	$ 55,758

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1 General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2015 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2015 Form 10-K. The results of operations for the three-month period ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 Loans and Allowance for Loan Losses  (amounts in thousands)
  The composition of net loans is as follows:

	March 31, 2016	December 31, 2015
Real Estate Secured:
Residential 1-4 family	$ 197,778	$ 194,287
Multifamily	22,884	23,895
Construction and Land Loans	17,793	19,163
Commercial, Owner Occupied	72,072	73,031
Commercial, Non-owner occupied	33,327	38,025
Second mortgages	8,186	8,169
Equity lines of credit	6,280	6,000
Farmland	12,378	11,283
	370,698	373,853

Secured (other) and unsecured
Personal	20,284	20,775
Commercial	34,693	35,144
Agricultural	3,065	2,959
	58,042	58,878

Overdrafts	193	139

	428,933	432,870
Less:
Allowance for loan losses	5,825	5,654
Net deferred fees	781	787
	6,606	6,441

Loans, net	$ 422,327	$ 426,429

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of March 31, 2016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 2,616	$ 437	$ 1,792	$ 4,845	$ 192,933	$ 197,778	$ -
Equity lines of credit	4	-	50	54	6,226	6,280	-
Multifamily	-	-	-	-	22,884	22,884	-
Farmland	380	-	246	626	11,752	12,378	-
Construction, Land Development, Other Land Loans	250	75	46	371	17,422	17,793	-
Commercial Real Estate- Owner Occupied	195	127	6,653	6,975	65,097	72,072	-
Commercial Real Estate- Non Owner Occupied	-	-	-	-	33,327	33,327	-
Second Mortgages	134	-	68	202	7,984	8,186	-
Non Real Estate Secured
Personal	133	29	114	276	20,201	20,477	-
Commercial	381	52	524	957	33,736	34,693	-
Agricultural	21	-	-	21	3,044	3,065	-

Total	$ 4,114	$ 720	$ 9,493	$ 14,327	$ 414,606	$ 428,933	$ -

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 4,193	$ 1,580	$ 2,545	$ 8,318	$ 185,969	$ 194,287	$ -
Equity lines of credit	24	-	17	41	5,959	6,000	-
Multifamily	-	-	-	-	23,895	23,895	-
Farmland	56	7	303	366	10,917	11,283	-
Construction, Land Development, Other Land Loans	49	61	37	147	19,016	19,163	-
Commercial Real Estate- Owner Occupied	514	485	5,014	6,013	67,018	73,031	-
Commercial Real Estate- Non Owner Occupied	-	-	-	-	38,025	38,025	-
Second Mortgages	88	37	5	130	8,039	8,169	-
Non Real Estate Secured
Personal	264	141	163	568	20,346	20,914	-
Commercial	590	217	366	1,173	33,971	35,144	-
Agricultural	45	-	-	45	2,914	2,959	-

Total	$ 5,823	$ 2,528	$ 8,450	$ 16,801	$ 416,069	$ 432,870	$ -

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

The following is a summary of non-accrual loans at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Real Estate Secured
Residential 1-4 Family	$1,792	$2,675
Multifamily	-	-
Construction and Land Loans	46	71
Commercial-Owner Occupied	6,653	5,856
Commercial- Non Owner Occupied	-	-
Second Mortgages	68	5
Equity Lines of Credit	50	17
Farmland	246	303
Secured (other) and Unsecured
Personal	114	163
Commercial	524	366
Agricultural	-	-

Total	$9,493	$9,456

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of March 31, 2016.

	Number	03/31/16 Balance
Residential real estate in the process of foreclosure	4	$371
Foreclosed residential real estate	8	$1,130

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at March 31, 2016 and December 31, 2015.  The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of March 31, 2016

Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	25,624	-	24	3,144	2,513	491
Satisfactory	114,859	19,762	7,439	5,955	35,879	15,724
Acceptable	46,160	1,331	3,910	6,337	24,350	12,872
Special Mention	3,277	782	193	388	2,340	2,362
Substandard	7,858	1,009	812	1,969	6,990	1,878
Doubtful	-	-	-	-	-	-

Total	$ 197,778	$ 22,884	$ 12,378	$ 17,793	$ 72,072	$ 33,327

Credit Risk Profile by Internally Assigned Grade as of December 31, 2015

Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	25,939	-	25	3,036	2,870	1,481
Satisfactory	109,993	20,271	6,323	7,406	38,926	19,979
Acceptable	46,639	1,811	3,922	6,420	21,671	12,157
Special Mention	3,133	792	195	397	2,552	2,523
Substandard	8,583	1,021	818	1,904	7,012	1,885
Doubtful	-	-	-	-	-	-

Total	$ 194,287	$ 23,895	$ 11,283	$ 19,163	$ 73,031	$ 38,025

(1)  Quality--This grade is reserved for the Bank's top quality loans. These loans have excellent sources of repayment, with no significant identifiable risk of collection.  Generally, loans assigned this rating will demonstrate the following characteristics:
	Conformity in all respects with Bank policy, guidelines, underwriting standards, and Federal and State regulations (no exceptions of any kind).
	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.
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

General conformity to the Bank's policy requirements, product guidelines and underwriting standards.  Any exceptions that are identified during the underwriting and approval process have been adequately mitigated by other factors.

	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)
	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.
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

Additional exceptions to the Bank's policy requirements, product guidelines or underwriting standards that present a higher degree of risk to the Bank.  Although the combination and/or severity of identified exceptions is greater, all exceptions have been properly mitigated by other factors.


Unproved, insufficient or marginal primary sources of repayment that appear sufficient to service the debt at this time.  Repayment weaknesses may be due to minor operational issues, financial trends, or reliance on projected (not historic) performance.

	Marginal or unproven secondary sources to liquidate the debt, including combinations of liquidation of collateral and liquidation value to the net worth of the borrower or guarantor.
For existing loans, payments have generally been made as agreed with only minor and isolated delinquencies.
Special Mention -This grade is given to Watch List loans that include the following characteristics:
	Loans with underwriting guideline tolerances and/or exceptions with no identifiable mitigating factors.

Extending loans that are currently performing satisfactorily but with potential weaknesses that may, if not corrected, weaken the asset or inadequately protect the Bank's position at some future date. Potential weaknesses are the result of deviations from prudent lending practices.


Loans where adverse economic conditions that develop subsequent to the loan origination do not jeopardize liquidation of the debt, but do substantially increase the level of risk may also warrant this rating.

Substandard - Loans in this category are characterized by deterioration in quality exhibited by any number of well-defined weaknesses requiring corrective action. A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.
 The weaknesses may include, but are not limited to:
	High debt to worth ratios and or declining or negative earnings trends
	Declining or inadequate liquidity
	Improper loan structure or questionable repayment sources
	Lack of well-defined secondary repayment source, and
	Unfavorable competitive comparisons.
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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:
	Injection of capital
	Alternative financing
	Liquidation of assets or the pledging of additional collateral.
Credit Risk Profile based on payment activity as of March 31, 2016

	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$20,363	$14,348	$34,169	$3,065
Nonperforming (>90 days past due)	114	118	524	-

Total	$20,477	$14,466	$34,693	$3,065

Credit Risk Profile based on payment activity as of December 31, 2015

	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$20,751	$14,147	$34,778	$2,959
Nonperforming (>90 days past due)	163	22	366	-

Total	$20,914	$14,169	$35,144	$2,959

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank's impaired loans at March 31, 2016:
March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$6,660	$6,660	$-	$6,869	$77
Equity lines of credit	50	50	-	50	-
Multifamily	1,009	1,009	-	1,015	13
Farmland	812	812	-	814	8
Construction, Land Development, Other Land Loans	1,550	1,550	-	1,548	23
Commercial Real Estate- Owner Occupied	5,523	5,523	-	5,546	12
Commercial Real Estate- Non Owner Occupied	-	-	-	-	-
Second Mortgages	211	211	-	305	2
Non Real Estate Secured
Personal /Consumer	67	67	-	67	1
Commercial	117	117	-	216	1
Agricultural	-	-	-	-	-

Total	$15,999	$15,999	$-	$16,430	$137

March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$1,409	$1,409	$228	$1,628	$23
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction, Land Development, Other Land Loans	445	445	21	445	7
Commercial Real Estate- Owner Occupied	2,206	2,206	925	2,163	-
Commercial Real Estate- Non Owner Occupied	1,878	1,878	283	1,882	15
Second Mortgages	216	216	59	117	2
Non Real Estate Secured
Personal /Consumer	80	80	42	97	-
Commercial	849	849	599	760	6
Agricultural	-	-	-	-	-

Total	$7,083	$7,083	$2,157	$7,092	$53

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank's impaired loans at December 31, 2015:

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no Related Allowance
Real Estate Secured
Residential 1-4 family	$ 7,078	$ 7,078	$ -	$ 7,533	$ 247
Equity lines of credit	51	51	-	38	2
Multifamily	1,021	1,021	-	1,137	60
Farmland	816	816	-	829	38
Construction, Land Development, Other Land Loans	1,547	1,547	-	1,643	92
Commercial Real Estate- Owner Occupied	5,569	5,569	-	7,379	132
Commercial Real Estate- Non Owner Occupied	-	-	-	-	-
Second Mortgages	398	398	-	508	14
Non Real Estate Secured
Personal	68	68	-	61	4
Commercial	315	315	-	338	13
Agricultural	-	-	-	-	-

Total	$ 16,863	$ 16,863	$ -	$ 19,466	$ 602

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 1,846	$ 1,846	$ 249	$ 2,497	$ 93
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction, Land Development, Other Land Loans	446	446	32	406	25
Commercial Real Estate- Owner Occupied	2,119	2,119	799	1,761	9
Commercial Real Estate- Non Owner Occupied	1,885	1,885	290	1,901	56
Second Mortgages	18	18	10	9	1
Non Real Estate Secured
Personal	114	114	45	184	4
Commercial	670	670	512	736	28
Agricultural	-	-	-	4	-

Total	$ 7,098	$ 7,098	$ 1,937	$ 7,498	$ 216

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of March 31, 2016 and March 31, 2015.

Three months ended March 31, 2016	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2015	$654	$-	$37	$1,012	$748	$43	$20	$7	$704	$886	$1,543	$5,654
Provision for Credit Losses	(33)	-	(18)	97	(130)	40	(3)	(1)	(94)	60	306	224
Charge-offs	27	-	-	-	-	-	-	-	139	23	-	189
Recoveries	(1)	-	(2)	-	-	-	(1)	-	(131)	(1)	-	(136)
Net Charge-offs	26	-	(2)	-	-	-	(1)	-	8	22	-	53
Ending Balance March 31, 2016	595	-	21	1,109	618	83	18	6	602	924	1,849	5,825
Ending Balance: Individually evaluated for impairment	228	-	21	925	283	59	-	-	42	599	-	2,157
Ending Balance: Collectively Evaluated for Impairment	367	-	-	184	335	24	18	6	560	325	1,849	3,668
Loans:
Ending Balance: Individually Evaluated for Impairment	8,069	1,009	1,995	7,729	1,878	427	50	812	147	966	-	23,082
Ending Balance: Collectively Evaluated for Impairment	189,709	21,875	15,798	64,343	31,449	7,759	6,230	11,566	20,330	36,792	-	405,851
Ending Balance: March 31, 2016	$197,778	$22,884	$17,793	$72,072	$33,327	$8,186	$6,280	$12,378	$20,477	$37,758	$-	$428,933

Three months ended March 31, 2015	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2014	$995	$20	$87	$409	$1,063	$67	$74	$12	$665	$982	$1,103	$5,477
Provision for Credit Losses	42	(20)	(19)	42	(29)	3	(6)	1	31	177	(122)	100
Charge-offs	47	-	-	392	-	3	-	-	77	64	-	583
Recoveries	-	-	7	275	-	-	-	-	12	1	-	295
Net Charge-offs	47	-	(7)	117	-	3	-	-	65	63	-	288
Ending Balance March 31, 2015	990	-	75	334	1,034	67	68	13	631	1,096	981	5,289
Ending Balance: Individually evaluated for impairment	567	-	20	-	320	-	-	-	144	604	-	1,655
Ending Balance: Collectively Evaluated for Impairment	423	-	55	334	714	67	68	13	487	492	981	3,634
Loans:
Ending Balance: Individually Evaluated for Impairment	11,731	1,260	2,123	7,964	1,999	242	74	826	226	1,154	-	27,599
Ending Balance: Collectively Evaluated for Impairment	177,512	19,013	15,302	62,376	30,279	7,632	6,165	8,435	20,550	34,945	-	382,209
Ending Balance: March 31, 2015	$189,243	$20,273	$17,425	$70,340	$32,278	$7,874	$6,239	$9,261	$20,776	$36,099	$-	$409,808

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2016 and December 31, 2015, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated "7" (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated "6" (Substandard) or are expected to be downgraded to "6", require additional analysis to determine whether they may be impaired. All loans that are rated "5" (Special Mention) are presumed not to be impaired. However, "5" rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or,
•	A loan is expected to be modified.

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $9,826 and $12,060 of loans categorized as troubled debt restructurings as of March 31, 2016 and December 31, 2015, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the three months ended March 31, 2016 and 2015.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Three months ended March 31, 2016 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland	1	57	57
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	92	92
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	2	149	149

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	848	848
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	1	848	848

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	3	997	997

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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

Total

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500.  The relationship review includes a discussion on the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a "stressed" DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a "stressed" loan to value (LTV) ratio.   In addition to annual loan relationship reviews, quarterly reviews on all loan relationships over $100 that are graded Substandard, Doubtful and Loss are also completed.  This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

The segments of the Company's loan portfolio are disaggregated to a level that allows management to monitor risk and performance. In reviewing risk, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) the commercial loan portfolio; (ii) the commercial real estate loan portfolio; (iii) the construction loan portfolio; (iv) the consumer loan portfolio; and, (v) the residential loan portfolio. The commercial real estate ("CRE") loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include multifamily structures and owner-occupied commercial structures. The construction loan segment is further disaggregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. Construction lending is generally considered to involve a higher degree of credit risk than long-term permanent financing.

The following describes the Company's basic methodology for computing its ALLL.

On a quarterly basis, the ALLL methodology begins with the identification of loans subject to ASC 310.  All loans that are rated "7" (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated "6" (Substandard) or are expected to be downgraded to "6", require additional analysis to determine whether they may be impaired under ASC 310. All loans that are rated "5" (Special Mention) are presumed not to be impaired. However, "5" rated loans, together with any Troubled Debt Restructured (TDR) loan, may warrant further analysis before completing an assessment of impairment.

For ASC 310 loans that are individually evaluated and found to be impaired (primarily those designated as Substandard and Doubtful), the associated ALLL will be based upon one of the three impairment measurement methods specified within ASC 310:

(1)	Present value of expected future cash flows discounted at the loan's effective interest rate;
(2)	Loan's observable market price; or
(3)	Fair value of the collateral.

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

ASC 450 Loan Loss:

For all other loans, including individual loans determined not to be impaired under ASC 310, the associated ALLL is calculated in accordance with ASC 450 that provides for estimated credit losses likely to be realized on groups of loans with similar risk characteristics. The Company uses standard call report categories to segregate loans into groups with similar risk characteristics. Estimated credit losses reflect significant factors that affect the collectability of the portfolio as of the evaluation date. Key factors that influence risk within the Company's loan portfolio are divided into three major categories:

(1) Historical Loss Factor: To calculate the anticipated loan loss in each call report category for ASC 450 loans, the Company begins with the net loss in each category for each of the last twelve quarters. The Company uses a rolling twelve quarter weighted historical loss average where the most recent quarters are weighted heavier than the earlier quarters so that the calculation reflects current risk trends within the portfolio.  The weighting used by the Company is similar to the Rule of 78's with the net losses of the most recent quarter weighted at 12/78ths and those in the first quarter in the twelve quarter period weighted at 1/78th. Therefore, the net losses of the most recent year represent approximately 54% of the calculation compared with 33% if a simple average of losses over the three-year period was used. The total of weighted factors for each call report category is applied to the current outstanding loan balance in each category to calculate expected loss based on historical data for a group of loans with similar risk characteristics. The same weighting is applied to all loan types.

(2)External economic factors:  Economic conditions have a significant impact on Company's loan portfolio because deteriorating conditions can adversely impact both collateral values and the customer's ability to service debt.  Management has selected the following external factors as indicators of economic conditions:

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

Once the quarterly ALLL is computed, the calculations are reviewed by the Company's credit administration committee which is comprised of the CEO, CFO, and Senior Lending Officers, including Credit Review personnel.  The Company's controller also performs a detailed review of the computations, estimates, etc. included in the ALLL calculation. The ALLL is then reviewed and approved by the Board of Directors.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 3  -  Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2016	2015

Tax expense at statutory rate	$245	$257
Reduction in taxes from:
Tax-exempt interest	(26)	(37)
Other, net	(28)	(43)

Income tax expense	$191	$177

Note 4  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  On July 7, 2013 the Federal Reserve Board approved Basel III Final Rules to begin implementation January 1, 2015. The desired overall objective of Basel III is to improve the banking sector's ability to absorb shocks arising from financial and economic stress.  The Final Rule includes a new Common Equity Tier 1 (CET1) minimum ratio and raises the Tier 1 Risk Weighted Assets ratio to 6% from 4%.  In addition, the new rules require a bank to maintain a capital conservation buffer of between 2 and 2 ½ % beginning in 2016.  Additionally, the new rules increase the risk weighting of various assets. The new rules will be phased in beginning in 2015 with complete compliance required by 2019.  Generally, the Basel III Final Rule will require banks to maintain higher levels of common equity and regulatory capital. On December 18, 2014, the President of the United States signed into law Public Law 113-250 (the "Act"), which directs the Board of Governors of the Federal Reserve System (Board) to propose revisions to the Small Bank Holding Company Policy Statement (Policy Statement) to raise the total consolidated asset limit in the Policy Statement from $500 million to $1 billion. On February 5, 2015 the Company received notification from the Federal Reserve Bank that it would no longer be required to report holding company consolidated capital ratios. The following tables present the capital ratios for the Bank only.

March 31, 2016
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	11.84%	13.11%	7.60%	11.84%

December 31, 2015
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	11.28%	12.55%	7.33%	11.28%

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 5. Private Placement Capital Raise / Rights Offering

On April 16, 2014, management and board of directors of Highlands Bankshares, Inc. announced the completion of a $16,525 private placement capital raise. Purchasers in the private placement included outside investors, as well as certain directors and executive officers of the Company. The Company sold 2,673,249 newly issued shares of the Company's common stock at $3.50 per share, and 2,048,179 shares of Series-A convertible perpetual preferred stock at $3.50 per share. The private placement was disclosed on Form 8-K on April 16, 2014. The Company immediately paid off a Holding Company Loan in the amount of $3,440 to Community Bankers Bank on April 16, 2014 with the funds received from the capital raise. The Company also paid off the remaining $3,150 of its trust preferred securities including accrued interest. The payoff totaling $4,802 was completed on July 15, 2014. The Company down-streamed to the subsidiary Bank in June 2014 $7,500 of funds received from the capital raise. During the third quarter of 2014, the Company also conducted a rights offering to its existing shareholders other than directors and executive officers. The Company raised a total of $556 as a result of the offering. The Company immediately down-streamed $400 of the $556 to the Bank in September of 2014. In October 2014, one of the private placement purchasers, TNH Financial Fund, LP, purchased another $183 of common and preferred stock which allowed them to maintain the same ownership percentage that was held immediately prior to the rights offering. Net proceeds received from the private placement issues and rights offering totaled $16,123.

In January of 2016, the Company's CEO, Timothy K. Schools purchased 235,294 shares of the Company's common stock at a price of $4.25 per share in a private placement as disclosed on Form 4 on January 12, 2016.  In February 2016, two of the private placement purchasers participating in the capital raise in 2014, MFP Partners LP and Deerhill Pond Investment Partners, LP, each purchased another 12,744 shares of common stock at $4.25 per share which allowed them to maintain the same ownership percentage that was held immediately prior to the Mr. Schools' purchase. The company down-streamed $1,150 to the Bank.

Note 6 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three months ended March 31, 2015 and 2016.  During 2014, the Company issued a total of 2,092,287 shares of Series A preferred stock (See Note 5). These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company's common shares. The Series A preferred shares will rank pari passu with the common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

For the three months ended March 31	2016	2015

Income available to common stockholders	$530	$580
Weighted average shares outstanding	8,089	7,851
Shares outstanding including assumed conversion	10,205	9,943
Basic earnings per common share	$0.07	$0.07
Fully diluted earnings per share (including convertible preferred shares oustanding)	$0.05	$0.06

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2016, these commitments included: standby letters of credit of $255; equity lines of credit of $7,818; credit card lines of credit of $6,561; commercial real estate, construction and land development commitments of $3,051; and other unused commitments to fund interest earning assets of $27,138.

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

Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Recurring - Investment Securities Available for Sale

Securities classified as available for sale are reported at fair value utilizing Level 2. For Level 2 securities, the Company obtains fair value measurements from multiple independent third party sources. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond's terms and conditions, among other things.

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy.

March 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$7,011	$-	$7,011
Mortgage Backed Securities	$-	$66,549	$-	$66,549
SBA Pools	$-	$10,039	$-	$10,039
Total AFS Securities	$-	$83,599	$-	$83,599

December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$6,958	$-	$6,958
Mortgage Backed Securities	$-	$62,593	$-	$62,593
SBA Pools	$-	$10,309	$-	$10,309
Total AFS Securities	$-	$79,860	$-	$79,860

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2016 and December 31, 2015, all of the total impaired loans were evaluated based on the fair value of the collateral. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company's assets at fair value on a non - recurring basis as of March 31, 2016 and December 31, 2015 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

March 31, 2016	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$7,083	$7,083
Repossessions/OREO, net	$-	$-	$5,359	$5,359

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$7,098	$7,098
Repossessions/OREO, net	$-	$-	$5,724	$5,724

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	March 31, 2016	December 31, 2015	Valuation	Unobservable	Range
			Techniques	Input (2)	(Weighted Average)
OREO,Repossessions	$5,359	$5,724	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)

Impaired loans	$7,083	$7,098	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

The carrying amounts and fair values of the Company's financial instruments at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 49,898	$ 49,898	$ 46,891	$ 46,891
Securities available for sale	83,599	83,599	79,860	79,860
Other investments	6,611	6,611	6,592	6,592
Loans, net	422,327	415,371	426,429	419,907
Deposits	(493,097)	(477,851)	(494,912)	(472,197)
Other short-term borrowings	(20,051)	(20,898)	(20,052)	(21,970)
Long-term debt	(47,686)	(50,575)	(47,698)	(50,313)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:
	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 6,900	$ 111	$ -	$ 7,011
Mortgage backed securities	66,193	441	85	66,549
SBA Pools	10,036	21	18	10,039
	$ 83,129	$ 573	$ 103	$ 83,599

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 6,834	$ 124	$ -	$ 6,958
Mortgage backed securities	62,911	160	478	62,593
SBA Pools	10,494	9	194	10,309
	$ 80,239	$ 293	$ 672	$ 79,860

Investment securities available for sale with a carrying value of $36,105 and $31,422 at March 31, 2016 and December 31, 2015, respectively, and a market value of $36,278 and $31,355 at March 31, 2016 and December 31, 2015, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:
	March 31, 2016
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	2,601	12	9,427	73	12,028	85
SBA Pools	130	2	4,672	16	4,802	18

Total	$2,731	$14	$14,099	$89	$16,830	$103

	December 31, 2015
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	45,790	363	4,589	115	50,379	478
SBA Pools	157	3	9,110	191	9,267	194

Total	$45,947	$366	$13,699	$306	$59,646	$672

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of March 31, 2016 and December 31, 2015, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at March 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ 1,060	$ 1,066
Due after one year through five years	2,932	2,997
Due after five years through ten years	6	6
Due after ten years	12,938	12,981
	16,936	17,050

Mortgage-backed securities	66,193	66,549
	$ 83,129	$ 83,599

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 10–Formal Written Agreement

On October 13, 2010, the Company and Bank entered into a written agreement ("Written Agreement") with the Federal Reserve Bank of Richmond (the "Reserve Bank"). Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

	strengthen board oversight of the management and operations of the Bank;
	strengthen credit risk management and administration;
	provide for the effective grading of the Bank's loan portfolio;
	summarize the findings of its review of the adequacy of the staffing of its loan review function;

improve the Bank's position with respect to loans, relationships, or other assets in excess of $500,000 that currently are, or in the future become past due more than 90 days, on the Bank's problem loan list, or adversely classified in any report of examination of the Bank;

	review and revise the Bank's methodology for determining the allowance for loan and lease losses ("ALLL") and maintain an adequate ALLL;
	maintain sufficient capital at the Company and the Bank;
	establish a revised written contingency funding plan;
	establish a revised written strategic and capital plan;
	establish a revised investment policy;
	improve the Bank's earnings and overall condition;
	revise the Bank's information technology program;
	establish a disaster recovery and business continuity program; and,
	establish a committee to monitor compliance with all aspects of the written agreement.

Further, both the Company and the Bank have agreed to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not take any other form of payment representing a reduction in Bank's capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company also has agreed not to incur, increase or guarantee any debt or not to purchase or redeem any shares of its stock without prior regulatory approval.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments—Overall (Subtopic 825-10). The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). This amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards have been issued by the FASB that are not currently applicable to the Company or are not expected to have a material impact on the Company's financial statements

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to address information about the Company's financial condition and results of operations that is not otherwise apparent from the Consolidated Financial Statements and the notes thereto or included in this report.  Reference should be made to those statements and the notes thereto for an understanding of the following discussion and analysis.

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Highlands Union Insurance Services and Highlands Union Financial Services, which are subsidiaries of Highlands Union Bank, generate fee income by providing insurance and financial service products to its clients. Blue Ridge Hospitality, LLC and Russell Road Properties, LLC are also entities in which the Bank has a significant interest and were created to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.  For a discussion of the Company's critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Formal Written Agreement

As discussed in Note 10, on October 13, 2010, the Company and Bank entered into a written agreement ("Written Agreement") with the Federal Reserve Bank of Richmond (the "Reserve Bank"). Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

	strengthen board oversight of the management and operations of the Bank;
	strengthen credit risk management and administration;
	provide for the effective grading of the Bank's loan portfolio;
	summarize the findings of its review of the adequacy of the staffing of its loan review function;

improve the Bank's position with respect to loans, relationships, or other assets in excess of $500,000 that currently are or in the future become past due more than 90 days, on the Bank's problem loan list, or adversely classified in any report of examination of the Bank;

	review and revise the Bank's methodology for determining the allowance for loan and lease losses ("ALLL") and maintain an adequate ALLL;
	maintain sufficient capital at the Company and the Bank;
	establish a revised written contingency funding plan;
	establish a revised written strategic and capital plan;
	establish a revised investment policy;
	improve the Bank's earnings and overall condition;
	revise the Bank's information technology program;
	establish a disaster recovery and business continuity program; and,
	establish a committee to monitor compliance with all aspects of the written agreement.

Further, both the Company and the Bank have agreed to refrain from declaring or paying dividends without prior regulatory approval.  The Company has agreed that it will not take any other form of payment representing a reduction in the Bank's capital or make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities without prior regulatory approval.  The Company also has agreed not to incur, increase or guarantee any debt or not to purchase or redeem any shares of its stock without prior regulatory approval.

The following summarizes the Company's progress to comply with the items in the Written Agreement as of March 31, 2016.

	A new board oversight policy has been approved and implemented;
	Completed revising the Bank's loan grading system and ALLL methodology;
	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000;
	Completed revising the written contingency funding plan;
	Implemented stress testing of the loan portfolio;
	Completed revising the investment policy;
	Completed a three year capital plan targeted to improve the Company's and Bank's capital levels; Completed a Business Continuity Plan and Disaster Recovery Plan; and,
	Formed a Directors' compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Results of Operations

Results of operations for the three-month periods ended March 31, 2016 and March 31, 2015 reflected net income of $530 thousand and $580 thousand, respectively. For the first three months of 2016, provisions for loan loss reserves increased $124 thousand over the corresponding period in 2015.

Net interest income for the three-month period ended March 31, 2016 increased $254 thousand or 5.48% compared to the three months ended March 31, 2015 as both interest income and interest expense improved from 2015. Average interest-earning assets increased $1.79 million from the three-month period ended March 31, 2015 to the current three-month period, while average interest-bearing liabilities decreased $4.11 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.40% for the three-month period ended March 31, 2016 representing an increase of 8 basis points from the same period in 2015.  The average balance of federal funds sold during the quarter was $22.31 million as compared to $39.25 million for quarter ended March 31, 2015. This decrease was primarily due to the loan growth achieved during 2015. The rate on average interest-bearing liabilities decreased 10 basis points to 0.96% for the three-month period ended March 31, 2016 as compared to 1.06% for the same period in 2015.

Total interest income for the three months ended March 31, 2016 was $144 thousand more than the comparable 2015 period due primarily to the increase in loans as compared to the prior period.

The Company's total interest expense decreased by $110 thousand for the three months ended March 31, 2016 as compared to the same period in 2015 due primarily to a reduction in interest-bearing liabilities and the average rate paid on interest-bearing liabilities being 10 basis points lower as compared to 2015.

During the first three months of 2016, the Company's non-interest income increased by $292 thousand over the corresponding period for 2015. In October 2015, concerning the matter of Angela Welch, as Chapter 7 trustee for the bankruptcy estate of Frank Michael Mongeluzzi, the Bank settled the claims for $425. The $425 payment was reflected in other operating expenses (non-interest expense) for the year ended December 31, 2015.  The Company received an insurance settlement totaling $148 thousand related to this matter in March 2016. The $148 thousand is included in other operating income for the period ended March 31, 2016. Other service charges, commissions and fees increased $106 thousand as compared to the first three months of 2015.

Total non-interest expense for the three-month period ended March 31, 2016 increased $458 thousand from the comparable period in 2015. Salaries and employee benefits increased $473 thousand for the three months ended March 31, 2016 as compared to the prior year period. The Company reduced its staffing during the first quarter of 2016 as part of its earnings enhancement initiatives. One time severance payments and related expenses totaled $240 during the quarter and are included in salaries and employee benefits expense.

For the three months ended March 31, 2016, other operating expenses that exceeded 1% of total interest income and other operating income were FDIC premiums totaling $205 thousand, charges for other contracted services totaling $154 thousand, software licensing and maintenance costs totaling $224 thousand, legal expenses totaling $89 thousand, other loan expense totaling $70 thousand, and bank franchise tax expense totaling $96 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to 3.87% for the three-month period ended March 31, 2016 from 4.37% for the corresponding period in 2015. Return on average assets for the three months ended March 31, 2016 was 0.34% compared to 0.38% for the three months ended March 31, 2015.

The provision for loan losses for the three-month period ended March 31, 2016 totaled $224 thousand, a $124 thousand increase as compared to the corresponding period in 2015. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2016 were $53 thousand compared with $288 thousand for the first three months of 2015. Year–to–date net charge-offs were 0.01% and 0.07% of total loans for the periods ended March 31, 2016 and March 31, 2015, respectively. Loan loss reserves increased 10.13% to $5.83 million at March 31, 2016 from March 31, 2015.  The Company's allowance for loan loss reserves at March 31, 2016 increased to 1.36% of total loans versus 1.29% at March 31, 2015.  At December 31, 2015, the allowance for loan loss reserve as a percentage of total loans was 1.31%.

Financial Position

 Total loans, net of deferred fees, increased from $409.12 million at March 31, 2015 to $428.15 million at March 31, 2016.  Total loans, net of fees, at December 31, 2015 were $432.08 million. The loan to deposit ratio increased from 83.84% at March 31, 2015 to 86.83% at March 31, 2016. The loan to deposit ratio at December 31, 2015 was 87.31%. Deposits at March 31, 2016 have increased $5.11 million since March 31, 2015 and have decreased $1.82 million since December 31, 2015. During the last several years, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. Since March 31, 2015, interest bearing deposits (primarily time deposits) have decreased $6.01 million while non-interest bearing deposits have increased $11.12 million.

The Company currently has approximately $67.74 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $14.85 million or 2.40% of total assets at March 31, 2016, compared with $15.18 million or 2.47% of total assets at December 31, 2015 and $18.17 million or 2.98% of total assets at March 31, 2015.  The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non accrual loans and selling OREO property.

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

At March 31, 2016 and December 31, 2015, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At March 31, 2016, OREO balances were $5,346 and consisted of 24 relationships. At December 31, 2015 OREO balances were $5,694 and consisted of 28 relationships. The following chart details each category type, number of relationships, and balance.

OREO Property at 3/31/16

OREO Description	Number	Balance at 3/31/16
		(in thousands)
Land Development - Vacant Land	9	$1,250
1-4 Family	8	1,130
Commercial Real Estate	7	2,966

Total	24	$5,346

OREO Property at 12/31/2015

OREO Description	Number	Balance at 12/31/15
		(in thousands)
Land Development - Vacant Land	11	$1,287
1-4 Family	10	1,295
Commercial Real Estate	7	3,112

Total	28	$5,694

The Company's major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, Boone and Banner Elk, North Carolina. There has been greater market value deterioration in the Sevierville, Tennessee commercial real estate market compared to the other markets we serve. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	March 31, 2016		December 31, 2015

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	5	$1,117	8	$1,179
Southwest VA and Tri-city TN Area	16	3,962	17	4,248
Boone and Banner Elk NC Area	3	267	3	267

Total	24	$5,346	28	$5,694

The Company formed a special assets committee to focus directly on selling OREO properties and reducing other non-performing assets. The committee is comprised of lending officers from all of the Bank's three market areas. The ability to sell OREO which has been negatively affected by the current economic climate and the resulting reduction of non-performing assets, will to a large degree, depend on how quickly specific market areas rebounds. Management has allocated significant resources to facilitate sales of OREO to reduce the Company's non-performing assets.

Investment securities and other investments totaled $90.21 million (market value) at March 31, 2016 which reflects an increase of $3.76 million from the December 31, 2015 total of $86.45 million. Investment securities available for sale and other investments at March 31, 2016 were comprised of mortgage backed securities / CMOs (73.77% of the total securities portfolio), municipal issues (7.77%), and SBAs pools (11.13%).  The Company's entire securities portfolio was classified as available for sale at both March 31, 2016 and December 31, 2015.

 Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments (carrying value of $4.37 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments are 9 certificates of deposit purchased from other FDIC insured institutions. The balance of these CDs totaled $2.24 million at March 31, 2016.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $55.76 million at March 31, 2016 representing an increase of $2.46 million or 4.61% from March 31, 2015. Total stockholders' equity at December 31, 2015 was $53.56 million. In January of 2016, the Company's CEO, Timothy K. Schools purchased 235,294 shares of the Company's common stock at a price of $4.25 per share in a private placement as disclosed on Form 4 on January 12, 2016.  In February 2016, two of the private placement purchasers participating in the capital raise in 2014, MFP Partners LP and Deerhill Pond Investment Partners, LP, each purchased another 12,744 shares of common stock at $4.25 per share which allowed them to maintain the same ownership percentage that was held immediately prior to the Mr. Schools' purchase. Stockholders' equity also increased from the net earnings achieved over the last 12 months and the increase in accumulated other comprehensive income related to the Company's available for sale securities.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Note 4 for a more detailed discussion of the Bank's regulatory capital ratios. The Board of Directors and management are committed to increasing our capital levels and we are continuing to explore options for raising additional capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($49.89 million as of March 31, 2016) and unrestricted investment securities available for sale ($47.32 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

	adverse economic conditions in the market area and the impact on credit quality and risks inherent in the loan portfolio such as repayment risk and fluctuating collateral values;
	our inability to manage, dispose of and properly value non-performing assets and other real estate owned;
	further deterioration in the housing market and collateral values;
	our inability to assess the creditworthiness of our loan portfolio and maintain a sufficient allowance for loan losses;
	our inability to maintain adequate sources of funding and liquidity, including secondary sources such as Federal Home Loan Bank advances;
	our ability to attract and maintain capital levels adequate to support our asset levels and risk profile;
	our inability to comply with the written agreement, dated October 13, 2010, with the Federal Reserve Bank of Richmond;
	our successful management of interest rate risk and changes in interest rates and interest rate policies;
	reliance on our management team, including our ability to attract and retain key personnel;
	our ability to successfully manage our strategic plan;
	difficult market conditions in our industry;
	problems with technology utilized by us;
	our ability to successfully manage third-party vendors upon whom we are dependent;
	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;
	potential impact on us of recently enacted legislation and future regulation;
	changes in accounting policies or standards;
	demand, development and acceptance of new products and services; and,
	changing trends in customer profiles and behavior.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

 Not Applicable

ITEM 4.   Controls and Procedures

 We have carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal controls over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On December 23, 2015, James M. Brock and Jean W. Brock (together, "Brock") filed a complaint in the Circuit Court of Grayson County, Virginia, alleging that the Bank acted negligently when it foreclosed on property adjacent to the Brock's property and allegedly failed to remediate the foreclosed property, allegedly causing damage to Brock's property. Brock seeks damages of $200,000 plus prejudgment interest, attorneys' fees, and costs.  The Bank denies any wrongdoing in this matter and intends to vigorously defend itself.  No trial date has yet been set.  The Company is unable to estimate the likelihood of an unfavorable outcome or the amount or range of potential loss.

Item 1A.   Risk Factors

     Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2016, the Company sold 235,294 shares of its common stock to Timothy K. Schools, its newly appointed President and Chief Executive Officer, at a price of $4.25 per share for gross proceeds of $1 million, in a private placement pursuant to an exemption from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

On February 9, 2016, the Company sold 12,744 shares of its common stock to each of MFP Partners LP and Deerhill Pond Investment Partners, LP at a price of $4.25 per share, pursuant to the Securities Purchase Agreements between the Company and those investors, for gross proceeds of $108,324. The shares were sold pursuant to an exemption from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

    None

Item 4.  Mine Safety Disclosures

      Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: May 13, 2016	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ James R. Edmondson
James R. Edmondson
Chief Financial Officer

Exhibits Index

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).