Form 10-Q
period 2016-08-12
HIGHLANDS BANKSHARES INC /VA/
filed 2016-08-12
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

8,112,562 shares of common stock, par value $0.625 per share, outstanding as of August 12, 2016

High/lands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended June 30, 2016

FINANCIAL IINFORMATION

ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) June 30, 2016	(Note 1) December 31, 2015
ASSETS
Cash and due from banks	$15,464	$26,713
Federal funds sold	12,795	20,178

Total Cash and Cash Equivalents	28,259	46,891

Investment securities available for sale (amortized cost $97,513 at June 30, 2016, $80,239 at December 31, 2015)	98,732	79,860
Other investments, at cost	6,611	6,592
Loans held for sale	1,637	-
Loans, net of allowance for loan losses of $5,202 at June 30, 2016, $5,654 at December 31, 2015	411,738	426,429
Premises and equipment, net	20,243	20,612
Deferred tax assets	11,840	12,126
Interest receivable	1,676	1,761
Bank owned life Insurance	14,120	14,585
Other real estate owned	4,898	5,694
Other assets	2,588	2,432

Total Assets	$602,342	$616,982

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$121,933	$129,634
Interest bearing	356,092	365,278

Total Deposits	478,025	494,912

Interest, taxes and other liabilities	1,017	761
Other short-term borrowings	20,051	20,052
Long-term debt	47,673	47,698
Total Other Liabilities	68,741	68,511

Total Liabilities	546,766	563,422

STOCKHOLDERS' EQUITY

Common stock (8,113 and 7,851) shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	5,070	4,907
Preferred Stock (2,092 shares issued and outstanding)	4,184	4,184
Additional paid-in capital	18,891	17,944
Retained earnings	26,626	26,773
Accumulated other comprehensive income	805	(248)

Total Stockholders' Equity	55,576	53,560

Total Liabilities and Stockholders' Equity	$602,342	$616,982

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
INTEREST INCOME
Loans receivable and fees on loans	$10,754	$10,574	$5,276	$5,276
Securities available for sale:
Taxable	644	592	347	279
Exempt from taxable income	158	197	80	89
Other investment income	112	113	55	61
Federal funds sold	49	46	23	25

Total Interest Income	11,717	11,522	5,781	5,730

INTEREST EXPENSE
Deposits	899	1,117	446	547
Other borrowed funds	1,183	1,176	591	591

Total Interest Expense	2,082	2,293	1,037	1,138

Net Interest Income	9,635	9,229	4,744	4,592

Provision for Loan Losses	1,313	482	1,089	382

Net Interest Income after Provision for Loan Losses	8,322	8,747	3,655	4,210

NON-INTEREST INCOME
Securities gains, losses, net	47	16	12	-
Service charges on deposit accounts	866	821	468	430
Other service charges, commissions and fees	796	829	355	494
Other operating income	460	281	176	157
Total Non-Interest Income	2,169	1,947	1,011	1,081

NON-INTEREST EXPENSE
Salaries and employee benefits	5,955	5,013	3,036	2,567
Occupancy expense of bank premises	650	594	337	285
Furniture and equipment expense	736	676	385	336
Other operating expense	2,705	2,732	1,403	1,415
Foreclosed Assets – Write-down and operating expenses	846	823	627	589
Total Non-Interest Expense	10,892	9,838	5,788	5,192

Income Before Income Taxes	(401)	856	(1,122)	99

Income Tax Benefit	(257)	(858)	(448)	(1,035)

Net Income	$(144)	$1,714	$(674)	$1,134

Basic Earnings Per Common Share – Weighted Average	$(0.02)	$0.22	$(0.08)	$0.14

Earnings Per Common Share – Assuming Dilution	$(0.02)	$0.17	$(0.08)	$0.11

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)
	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Net Income (loss)	$(144)	$1,714

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	1,643	(258)
Less: reclassification adjustment for gains included in net income	(47)	(16)
Other Comprehensive Income (Loss), before tax	1,596	(274)
Income tax (expense) benefit related to other comprehensive income	(543)	93
Other Comprehensive Income (Loss)	1,053	(181)
Comprehensive Income	$909	$1,533

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Net Income (loss)	$(674)	$1,134

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	762	(508)
Less: reclassification adjustment for losses included in net income	(12)	-
Other Comprehensive Income (Loss), before tax	750	(508)
Income tax (expense) benefit related to other comprehensive income	(255)	173
Other Comprehensive Income (Loss)	495	(335)
Comprehensive Income (loss)	$(179)	$799

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(144)	$1,714
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,313	482
Depreciation and amortization	486	490
Net realized (gains) losses on available for sale securities	(47)	(16)
Net amortization on securities	464	526
(Increase) decrease in interest receivable	85	2
Valuation adjustment of other real estate owned	174	20
Origination of loans held for sale	(1,830)
Proceeds from sales of loans held for sale	193	-
Valuation adjustment of deferred tax assets	-	(1,000)
Increase in other assets	593	(245)
Increase (decrease) in interest, taxes and other liabilities	256	(4)

Net cash provided by operating activities	1,543	1,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	21,163	1,025
Proceeds from maturities of debt and equity securities	8,632	8,945
Purchase of debt and equity securities	(47,486)	(10,317)
(Purchases) sales of other investments	(19)	168
Net (increase) decrease in loans	12,275	(10,979)
Proceeds from sales of other real estate owned	1,248	1,709
Premises and equipment expenditures	(185)	(259)

Net cash used in investing activities	(4,372)	(9,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	1,110	-
Issuance of Preferred Stock	-	-
Net decrease in time deposits	(7,506)	(7,249)
Net increase (decrease) in demand, savings and other deposits	(9,381)	10,952
Decrease in short-term borrowings	(1)	-
Decrease in long-term debt	(25)	(26)

Net cash provided by (used in) financing activities	(15,803)	3,677

Net decrease in cash and cash equivalents	(18,632)	(4,062)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	46,891	55,810

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,259	$51,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,093	$2,302

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$1,103	$3,520
Loans originated from sales of other real estate owned	$105	$130

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

Three Months Ended June 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid In	Retained	Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, March 31, 2015	7,851	$4,907	2,092	$4,184	$17,947	$26,016	$249	$53,303

Net income	-	-			-	1,134	-	1,134

Common Stock Issuance	-	-			-			-

Preferred Stock Issuance	-	-	-	-	-	-	-	-

Other comprehensive income	-	-			-	-	(335)	(335)

Balance, June 30, 2015	7,851	$4,907	2,092	$4,184	$17,947	$27,150	$(86)	$54,102

Balance, March 31, 2016	8,113	$5,070	2,092	$4,184	$18,891	$27,300	$310	$55,755

Net income (loss)	-	-			-	(674)	-	(674)

Common Stock Issuance

Preferred Stock Issuance

Other comprehensive income	-	-			-	-	495	495

Balance, June 30, 2016	8,113	$5,070	2,092	$4,184	$18,891	$26,626	$805	$55,576

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

Six Months Ended June 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Stockholders
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income	Equity

Balance, December 31, 2014	7,851	$4,907	2,092	$4,184	$18,180	$25,436	$95	$52,802

Net income	-	-			-	1,714	-	1,714

Additional Paid In Capital					(233)			(233)

Other comprehensive income	-	-			-	-	(181)	(181)

Balance, June 30, 2015	7,851	$4,907	2,092	$4,184	$17,947	$27,150	$(86)	$54,102

Balance, December 31, 2015	7,851	$4,907	2,092	$4,184	$17,944	$26,770	$(248)	$53,557

Net income	-	-			-	(144)	-	(144)

Common Stock Issuance	262	163	-	-	947	-	-	1,110

Preferred Stock Issuance	-	-	-	-	-	-	-	-

Other comprehensive income	-	-			-	-	1,053	1,053

Balance, June 30, 2016	8,113	$5,070	2,092	$4,184	$18,891	$26,626	$805	$55,576

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2015 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2015 Form 10-K. The results of operations for the three-month and six-month periods ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)
 The composition of net loans is as follows:

	June 30, 2016	December 31, 2015
Real Estate Secured:
Residential 1-4 family	$193,582	$194,287
Multifamily	22,826	23,895
Construction and Land Loans	17,338	19,163
Commercial, Owner Occupied	68,806	73,031
Commercial, Non-owner occupied	33,168	38,025
Second mortgages	8,011	8,169
Equity lines of credit	5,795	6,000
Farmland	11,910	11,283
	361,436	373,853

Secured (other) and unsecured
Personal	19,880	20,775
Commercial	32,895	35,144
Agricultural	3,297	2,959
	56,072	58,878

Overdrafts	197	139

	417,705	432,870
Less:
Allowance for loan losses	5,202	5,654
Net deferred fees	765	787
	5,967	6,441

Loans, net	$411,738	$426,429

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of June 30, 2016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$2,121	$1,199	$1,665	$4,985	$188,597	$193,582	$-
Equity lines of credit	-	-	41	41	5,754	5,795	-
Multifamily	-	-	-	-	22,826	22,826	-
Farmland	146	48	-	194	11,716	11,910	-
Construction, Land Development, Other Land Loans	6	151	65	222	17,116	17,338	-
Commercial Real Estate- Owner Occupied	83	15	4,100	4,198	64,608	68,806	-
Commercial Real Estate- Non Owner Occupied	357	365	-	722	32,446	33,168	-
Second Mortgages	50	-	50	100	7,911	8,011	-
Non Real Estate Secured
Personal	179	101	64	344	19,733	20,077	-
Commercial	67	20	563	650	32,245	32,895	-
Agricultural	8	-	-	8	3,289	3,297	-

Total	$3,017	$1,899	$6,548	$11,464	$406,241	$417,705	$-

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$4,193	$1,580	$2,545	$8,318	$185,969	$194,287	$-
Equity lines of credit	24	-	17	41	5,959	6,000	-
Multifamily	-	-	-	-	23,895	23,895	-
Farmland	56	7	303	366	10,917	11,283	-
Construction, Land Development, Other Land Loans	49	61	37	147	19,016	19,163	-
Commercial Real Estate- Owner Occupied	514	485	5,014	6,013	67,018	73,031	-
Commercial Real Estate- Non Owner Occupied	-	-	-	-	38,025	38,025	-
Second Mortgages	88	37	5	130	8,039	8,169	-
Non Real Estate Secured
Personal	264	141	163	568	20,346	20,914	-
Commercial	590	217	366	1,173	33,971	35,144	-
Agricultural	45	-	-	45	2,914	2,959	-

Total	$5,823	$2,528	$8,450	$16,801	$416,069	$432,870	$-

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

The following is a summary of non-accrual loans at June 30, 2016 and December 31, 2015:
	June 30, 2016	December 31, 2015
Real Estate Secured
Residential 1-4 Family	$1,665	$2,675
Multifamily	-	-
Construction and Land Loans	65	71
Commercial-Owner Occupied	4,100	5,856
Commercial- Non Owner Occupied	-	-
Second Mortgages	50	5
Equity Lines of Credit	41	17
Farmland	-	303
Secured (other) and Unsecured
Personal	64	163
Commercial	563	366
Agricultural	-	-

Total	$6,548	$9,456

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of June 30, 2016.

	Number	Balance
Residential real estate in the process of foreclosure	3	$147
Foreclosed residential real estate	7	$676

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at June 30, 2016 and December 31, 2015.  The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of June 30, 2016
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	25,475	-	22	2,939	2,456	478
Satisfactory	112,161	19,601	7,306	5,720	36,173	15,222
Acceptable	45,546	1,455	3,695	6,198	20,774	6,429
Special Mention	5,302	772	-	537	5,044	7,120
Substandard	5,098	999	887	1,944	4,359	3,919
Doubtful	-	-	-	-	-	-

Total	$193,582	$22,826	$11,910	$17,338	$68,806	$33,168

Credit Risk Profile by Internally Assigned Grade as of December 31, 2015
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	25,939	-	25	3,036	2,870	1,481
Satisfactory	109,993	20,271	6,323	7,406	38,926	19,979
Acceptable	46,639	1,811	3,922	6,420	21,671	12,157
Special Mention	3,133	792	195	397	2,552	2,523
Substandard	8,583	1,021	818	1,904	7,012	1,885
Doubtful	-	-	-	-	-	-

Total	$194,287	$23,895	$11,283	$19,163	$73,031	$38,025

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
Satisfactory-This grade is given to performing loans. These loans have adequate sources of repayment, with little identifiable risk of collection. Loans assigned this rating will demonstrate the following characteristics:
•	General conformity to the Bank's policy requirements, product guidelines and underwriting standards. Any exceptions that are identified during the

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

•	underwriting and approval process have been adequately mitigated by other factors.
•	Documented historical cash flow that meets or exceeds required minimum Bank guidelines, or that can be supplemented with verifiable cash flow from other sources.
•	Adequate secondary sources to liquidate the debt, including combinations of liquidity, liquidation of collateral, or liquidation value to the net worth of the borrower or guarantor.
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

However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:
•	Injection of capital
•	Alternative financing
•	Liquidation of assets or the pledging of additional collateral.
Credit Risk Profile based on payment activity as of June 30, 2016
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$20,013	$13,756	$32,332	$3,297
Nonperforming (>90 days past due)	64	50	563	-

Total	$20,077	$13,806	$32,895	$3,297

Credit Risk Profile based on payment activity as of December 31, 2015
	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$20,751	$14,147	$34,778	$2,959
Nonperforming (>90 days past due)	163	22	366	-

Total	$20,914	$14,169	$35,144	$2,959

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank's impaired loans at June 30, 2016:
June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$4,740	$4,740	$-	$5,909	$102
Equity lines of credit	57	57	-	54	1
Multifamily	999	999	-	1,011	26
Farmland	694	694	-	755	22
Construction, Land Development, Other Land Loans	1,517	1,517	-	1,532	43
Commercial Real Estate- Owner Occupied	3,887	3,887	-	4,728	12
Commercial Real Estate- Non Owner Occupied	1,893	1,893	-	947	82
Second Mortgages	195	195	-	297	4
Non Real Estate Secured
Personal /Consumer	70	70	-	69	1
Commercial	57	57	-	186	2
Agricultural	8	8	-	4	-

Total	$14,117	$14,117	$-	$15,492	$295

June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$1,074	$1,074	$217	$1,460	$29
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	193	193	18	97	5
Construction, Land Development, Other Land Loans	445	445	31	445	14
Commercial Real Estate- Owner Occupied	1,139	2,139	558	1,629	-
Commercial Real Estate- Non Owner Occupied	2,026	2,026	330	1,956	18
Second Mortgages	214	214	57	116	5
Non Real Estate Secured
Personal /Consumer	66	66	51	90	1
Commercial	741	741	528	706	5
Agricultural	-	-	-	-	-

Total	$5,898	$6,898	$1,790	$6,499	$77

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank's impaired loans at December 31, 2015:

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no Related Allowance
Real Estate Secured
Residential 1-4 family	$7,078	$7,078	$-	$7,533	$247
Equity lines of credit	51	51	-	38	2
Multifamily	1,021	1,021	-	1,137	60
Farmland	816	816	-	829	38
Construction, Land Development, Other Land Loans	1,547	1,547	-	1,643	92
Commercial Real Estate- Owner Occupied	5,569	5,569	-	7,379	132
Commercial Real Estate- Non Owner Occupied	-	-	-	-	-
Second Mortgages	398	398	-	508	14
Non Real Estate Secured
Personal	68	68	-	61	4
Commercial	315	315	-	338	13
Agricultural	-	-	-	-	-

Total	$16,863	$16,863	$-	$19,466	$602

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$1,846	$1,846	$249	$2,497	$93
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction, Land Development, Other Land Loans	446	446	32	406	25
Commercial Real Estate- Owner Occupied	2,119	2,119	799	1,761	9
Commercial Real Estate- Non Owner Occupied	1,885	1,885	290	1,901	56
Second Mortgages	18	18	10	9	1
Non Real Estate Secured
Personal	114	114	45	184	4
Commercial	670	670	512	736	28
Agricultural	-	-	-	4	-

Total	$7,098	$7,098	$1,937	$7,498	$216

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of June 30, 2016 and June 30, 2015.

Six-months ended June 30, 2016	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2015	$654	$-	$37	$1,012	$748	$43	$20	$7	$704	$886	$1,543	$5,654
Provision for Credit Losses	(88)	-	(1)	1,560	(145)	27	(8)	87	759	(302)	(576)	1,313
Charge-offs	54	-	9	1,200	-	-	-	-	749	34	-	2,046
Recoveries	(2)	-	(4)	-	(8)	-	(1)	-	(157)	(109)	-	(281)
Net Charge-offs	52	-	5	1,200	(8)	-	(1)	-	592	(75)	-	1,765
Ending Balance June 30, 2016	514	-	31	1,372	611	70	13	94	871	659	967	5,202
Ending Balance: Individually evaluated for impairment	217	-	31	558	330	57	-	18	51	528	-	1,790
Ending Balance: Collectively Evaluated for Impairment	297	-	-	814	281	13	13	76	820	131	967	3,412
Loans:
Ending Balance: Individually Evaluated for Impairment	5,814	999	1,962	5,026	3,919	409	57	887	136	806	-	20,015
Ending Balance: Collectively Evaluated for Impairment	187,768	21,827	15,376	63,780	29,249	7,602	5,738	11,023	19,941	35,386	-	397,690
Ending Balance: June 30, 2016	$193,582	$22,826	$17,338	$68,806	$33,168	$8,011	$5,795	$11,910	$20,077	$36,192	$-	$417,705

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Six- months ended June 30, 2015	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2014	$995	$20	$87	$409	$1,063	$67	$74	$12	$665	$982	$1,103	$5,477
Provision for Credit Losses	64	(20)	(52)	(123)	(18)	(8)	(80)	(1)	134	362	224	482
Charge-offs	98	-	-	-	392	3	-	-	230	177	-	900
Recoveries	(1)	-	(18)	(1)	(275)	-	(41)	-	(44)	(7)	-	(387)
Net Charge-offs	97	-	(18	(1)	117	3	(41)	-	186	170	-	513
Ending Balance June 30, 2015	962	-	53	287	928	56	35	11	613	1,174	1,327	5,446
Ending Balance: Individually evaluated for impairment	567	-	20	1	314	-	6	-	124	666	-	1,698
Ending Balance: Collectively Evaluated for Impairment	395	-	33	286	614	56	29	11	489	508	1,327	3,748
Loans:
Ending Balance: Individually Evaluated for Impairment	11,019	1,208	1,957	7,772	1,994	239	82	830	241	1,272	-	26,614
Ending Balance: Collectively Evaluated for Impairment	179,821	22,391	15,050	61,610	30,124	7,631	5,820	8,283	21,061	36,247	-	388,038
Ending Balance: June 30, 2015	$190,840	$23,599	$17,007	$69,382	$32,118	$7,870	$5,902	$9,113	$21,302	$37,519	$-	$414,652

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2016 and December 31, 2015, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated "7" (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated "6" (Substandard) or are expected to be downgraded to "6", require additional analysis to determine whether they may be impaired. All loans that are rated "5" (Special Mention) are presumed not to be impaired. However, "5" rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings  ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $7,905 and $12,060 of loans categorized as troubled debt restructurings as of June 30, 2016 and December 31, 2015, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the six months ended June 30, 2016 and 2015.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Six months ended June 30, 2016 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	180	180
Equity lines of credit
Multifamily
Farmland	1	57	57
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	92	92
Commercial Real Estate- Non Owner Occupied
Second Mortgages	1	64	64
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	4	393	393

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	848	848
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	1,516	1,516
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	2	2,364	2,364

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	6	2,757	2,757

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500 thousand.  The relationship review includes a discussion on the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a "stressed" DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a "stressed" loan to value (LTV) ratio.   In addition to annual loan relationship reviews, quarterly reviews on all loan relationships over $100 thousand that are graded Substandard, Doubtful and Loss are also completed.  This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of  non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Review Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Loans Held for Sale

The Company's mortgage division, Highlands Home Mortgage, originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below. This division began operations in the second quarter of 2016. Loans are typically sold to one of the various investors within 20 days of closing. Management feels the carrying amounts approximate the fair values of loans held for sale.

Six-months ended June 30,	2016	2015

Loans held for sale at end of period	$1,637	$-
Proceeds from sales of mortgage loans originated for sale	193
Gain on sales of mortgage loans originated for sale	$5	-

Note 3  -  Income Taxes

Income tax expense (benefit) for the six months ended June 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2016	2015

Tax expense at statutory rate	$(137)	$291
Reduction in taxes from:
Tax-exempt interest	(54)	(67)
Valuation adjustment for deferred tax assets	-	(1,000)
Other, net	(66)	(82)

Income tax benefit	$(257)	$(858)

In the second quarter of 2015, the Company reversed the remaining balance of the valuation allowance that was established against the deferred tax assets ("DTA") during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $16,123 in net proceeds of new capital in 2014 which allowed the Company to payoff two high rate debt instruments (the Company's Community Bankers Bank note and Trust Preferred Securities) improving future earnings potential.  As a result of these factors, the Company reversed $1,000 of the DTA in the second quarter of 2014, and due to the continued improvements in asset quality and earnings performance the remaining $1,000 of the DTA valuation allowance was reversed in the second quarter of 2015. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 ("ASC 740"), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company's forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

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

June 30, 2016
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	11.75%	13.02%	7.55%	11.75%

December 31, 2015
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	11.28%	12.55%	7.33%	11.28%

Note 5. Private Placement Capital Raise / Rights Offering

On April 16, 2014, management and board of directors of Highlands Bankshares, Inc. announced the completion of a $16,525 private placement capital raise. Purchasers in the private placement included outside investors, as well as certain directors and executive officers of the Company. The Company sold 2,673,249 newly issued shares of the Company's common stock at $3.50 per share, and 2,048,179 shares of Series-A convertible perpetual preferred stock at $3.50 per share. The private placement was disclosed on Form 8-K on April 16, 2014. The Company immediately paid off a Holding Company Loan in the amount of $3,440 to Community Bankers Bank on April 16, 2014 with the funds received from the capital raise. The Company also paid off the remaining $3,150 of its trust preferred securities including accrued interest. The payoff totaling $4,802 was completed on July 15, 2014. The Company down-streamed to the subsidiary Bank in June 2014 $7,500 of funds received from the capital raise. During the third quarter of 2014, the Company also conducted a rights offering to its existing shareholders other than directors and executive officers. The Company raised a total of $556 as a result of the offering. The Company immediately down-streamed $400 of the $556 to the

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Bank in September of 2014. In October 2014, one of the private placement purchasers, TNH Financial Fund, LP, purchased another $183 of common and preferred stock which allowed them to maintain the same ownership percentage that was held immediately prior to the rights offering. Net proceeds received from the private placement issues and rights offering totaled $16,123. In January of 2016, the Company's CEO, Timothy K. Schools purchased 235,294 shares of the Company's common stock at a price of $4.25 per share in a private placement as disclosed on Form 4 on January 12, 2016.  In February 2016, two of the private placement purchasers participating in the capital raise in 2014, MFP Partners LP and Deerhill Pond Investment Partners, LP, each purchased another 12,744 shares of common stock at $4.25 per share which allowed them to maintain the same ownership percentage that was held immediately prior to Mr. Schools' purchase. The company down-streamed $1,150 to the Bank.

Note 6 – Per Share Amounts

Earnings per common share is computed using the weighted average outstanding shares for the three months and six months ended June 30, 2015 and 2016.  During 2014, the Company issued a total of 2,092,287 shares of Series A preferred stock (See Note 5). These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company's common shares. The Series A preferred shares will rank pari passu with the common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. In the computation of diluted earnings per share for 2016, the 2,092,287 shares of preferred stock were not included, as the effect of their conversion would have been anti-dilutive. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

For the three-months ended June 30	2016	2015

Income (loss) available to common stockholders	$(674)	$1,134
Weighted average shares outstanding	8,113	7,851
Shares outstanding including assumed conversion	8,113	9,943
Basic earnings (loss) per common share	$(0.08)	$0.14
Fully diluted earnings (loss) per share (including convertible preferred shares outstanding)	$(0.08)	$0.11

For the six-months ended June 30	2016	2015

Income (loss) available to common stockholders	$(144)	$1,714
Weighted average shares outstanding	8,101	7,851
Shares outstanding including assumed conversion	8,101	9,943
Basic earnings (loss) per common share	$(0.02)	$0.22
Fully diluted earnings (loss) per share (including convertible preferred shares outstanding)	$(0.02)	$0.17

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At June 30, 2015, these commitments included: standby letters of credit of $273; equity lines of credit of $7,732; credit card lines of credit of $6,583; commercial real estate, construction and land development commitments of $2,728; and other unused commitments to fund interest earning assets of $21,282.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$11,817	$-	$11,817
Mortgage Backed Securities	$-	$77,422	$-	$77,422
SBA Pools	$-	$9,493	$-	$9,493
Total AFS Securities	$-	$98,732	$-	$98,732

December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$6,958	$-	$6,958
Mortgage Backed Securities	$-	$62,593	$-	$62,593
SBA Pools	$-	$10,309	$-	$10,309
Total AFS Securities	$-	$79,860	$-	$79,860

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2016 and December 31, 2015, all of the total impaired loans were evaluated based on the fair value of the collateral.  The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

Non Recurring – Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, the Company considers loans held for sale as nonrecurring Level 2.

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

The following table summarizes the Company's assets at fair value on a non - recurring basis as of June 30, 2016 and December 31, 2015 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

June 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$5,898	$5,898
Loans held for sale	$-	$1,637	$-	$1,637
Repossessions/OREO, net	$-	$-	$4,898	$4,898

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$7,098	$7,098
Loans held for sale	$-	$-	$-	$-
Repossessions/OREO, net	$-	$-	$5,724	$5,724

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	June 30,	December 31,	Valuation	Unobservable	Range
	2016	2015	Techniques	Input (2)	(Weighted Average)

OREO,Repossessions	$4,898	$5,724	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)

Impaired loans	$5,898	$7,098	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

The carrying amounts and fair values of the Company's financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$28,259	$28,259	$46,891	$46,891
Securities available for sale	98,732	98,732	79,860	79,860
Other investments	6,611	6,611	6,592	6,592
Loans held for sale	1,637	1,637	-	-
Loans, net	411,738	406,168	426,429	419,907
Deposits	(478,025)	(436,890)	(494,912)	(472,197)
Other short-term borrowings	(20,051)	(20,579)	(20,052)	(21,970)
Long-term debt	(47,673)	(49,507)	(47,698)	(50,313)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:
	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$11,556	$261	$-	$11,817
Mortgage backed securities	76,531	931	40	77,422
SBA Pools	9,426	70	3	9,493
	$97,513	$1,262	$43	$98,732

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$6,834	$124	$-	$6,958
Mortgage backed securities	62,911	160	478	62,593
SBA Pools	10,494	9	194	10,309
	$80,239	$293	$672	$79,860

Investment securities available for sale with a carrying value of $35,959 and $31,422 at June 30, 2016 and December 31, 2015, respectively, and a market value of $36,366 and $31,355 at June 30, 2016 and December 31, 2015, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:
	June 30, 2016
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	7,853	40	-	-	7,853	40
SBA Pools	652	3	-	-	652	3

Total	$8,505	$43	$-	$-	$8,505	$43

	December 31, 2015
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	45,790	363	4,589	115	50,379	478
SBA Pools	157	3	9,110	191	9,267	194

Total	$45,947	$366	$13,699	$306	$59,646	$672

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of June 30, 2016 and December 31, 2015, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at June 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$1,295	$1,313
Due after one year through five years	2,370	2,415
Due after five years through ten years	4	4
Due after ten years	17,313	17,578
	20,982	21,310

Mortgage-backed securities	76,531	77,422
	$97,513	$98,732

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 10–Formal Written Agreement

On October 13, 2010, the Company and Bank entered into a written agreement ("Written Agreement") with the Federal Reserve Bank of Richmond (the "Reserve Bank").  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

•	strengthen board oversight of the management and operations of the Bank;
•	strengthen credit risk management and administration;
•	provide for the effective grading of the Bank's loan portfolio;
•	summarize the findings of its review of the adequacy of the staffing of its loan review function;
•
improve the Bank's position with respect to loans, relationships, or other assets in excess of $500,000 that currently are, or in the future become past due more than 90 days, on the Bank's problem loan list, or adversely classified in any report of examination of the Bank;

•	review and revise the Bank's methodology for determining the allowance for loan and lease losses ("ALLL") and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised written strategic and capital plan;
•	establish a revised investment policy;
•	improve the Bank's earnings and overall condition;
•	revise the Bank's information technology program;
•	establish a disaster recovery and business continuity program; and,
•	establish a committee to monitor compliance with all aspects of the written agreement.

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments—Overall .  The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for public companies for fiscal years beginning after December 15, 2017, includ-ing interim periods within those fiscal years.  The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 Leases.  This amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for public companies for fiscal years beginning after December 15, 2018, includ-ing interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB has issued Accounting Standards Update ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.  For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any organization in any interim or annual period.  The Company does not expect these amendments to have a material effect on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments."  The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities).  Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Highlands Union Insurance Services and Highlands Union Financial Services, which are subsidiaries of Highlands Union Bank, generate fee income by providing insurance and financial service products to its clients. Russell Road Properties, LLC is an entity in which the Bank has a significant interest and was created to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.

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

Formal Written Agreement
As discussed in Note 10, on October 13, 2010, the Company and Bank entered into a written agreement ("Written Agreement") with the Federal Reserve Bank of Richmond (the "Reserve Bank").  Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

•	strengthen board oversight of the management and operations of the Bank;
•	strengthen credit risk management and administration;
•	provide for the effective grading of the Bank's loan portfolio;
•	summarize the findings of its review of the adequacy of the staffing of its loan review function;
•
improve the Bank's position with respect to loans, relationships, or other assets in excess of $500,000 that currently are or in the future become past due more than 90 days, on the Bank's problem loan list, or adversely classified in any report of examination of the Bank;

•	review and revise the Bank's methodology for determining the allowance for loan and lease losses ("ALLL") and maintain an adequate ALLL;
•	maintain sufficient capital at the Company and the Bank;
•	establish a revised written contingency funding plan;
•	establish a revised written strategic and capital plan;
•	establish a revised investment policy;
•	improve the Bank's earnings and overall condition;
•	revise the Bank's information technology program;
•	establish a disaster recovery and business continuity program; and,
•	establish a committee to monitor compliance with all aspects of the written agreement.

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

The following summarizes the Company's progress to comply with the items in the Written Agreement as of June 30, 2016.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank's loan grading system and ALLL methodology;
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000;
•	Completed revising the written contingency funding plan;
•	Implemented stress testing of the loan portfolio;
•	Completed revising the investment policy;
•	Completed a three year capital plan targeted to improve the Company's and Bank's capital levels; Completed a Business Continuity Plan and Disaster Recovery Plan; and,
•	Formed a Directors' compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Results of Operations

Results of operations for the three-month and six-month periods ended June 30, 2016 reflect losses of $674 thousand and $144 thousand, respectively, compared to net income of $1.1 million and $1.71 million for the corresponding periods in 2015.

Net interest income for the three-month period ended June 30, 2016 increased $152 thousand or 3.31% compared to the three-months ended June 30, 2015. For the six-month period ended June 30, 2016 net interest income increased $406 thousand or 4.40% as compared to the six-month period ended June 30, 2015.  Average interest-earning assets increased $4.81 million thousand from the six-month period ended June 30, 2015 to the current six-month period, while average interest-bearing liabilities decreased $6.15 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.35% for the six-month period ended June 30, 2016 representing an increase of 3 basis points from the same period in 2015.  The rate on average interest-bearing liabilities decreased 7 basis points to 0.97% for the six-month period ended June 30, 2016 as compared to 1.04% for the same period in 2015.

Total interest income for the three and six-months ended June 30, 2016 was $51 thousand and $195 thousand greater than the comparable 2015 periods due primarily to the increase in both loans and securities balances.  Funding for these increases came from existing federal funds sold. Average loan balances for the six-month period ended June 30, 2016 increased approximately $18.28 million over the same period in 2015. The average balance of federal funds sold was $20.70 million during the six-month period ended June 30, 2016 compared to $34.08 million for the previous year. The average yield on federal funds sold was .47% during the period. Loan balances have declined from December 31, 2015 by approximately $14.7 million.

The Company's total interest expense decreased by $101 thousand for the three-months and $211 thousand for the six-months from the same periods in 2015, due primarily to the overall reduction in time deposit balances. Also new interest-bearing time deposits are continuing to be recorded at lower rates and existing interest-bearing time deposits and other liabilities are re-pricing lower as they renew.

During the first six months of 2016, the Company's non-interest income increased by $222 thousand over the corresponding period for 2015. In October 2015, concerning the matter of Angela Welch, as Chapter 7 trustee for the bankruptcy estate of Frank Michael Mongeluzzi, the Bank settled the claims for $425 thousand. The $425 thousand payment was reflected in other operating expenses (non-interest expense) for the year ended December 31, 2015.  The Company received an insurance settlement totaling $148 thousand related to this matter in March 2016. Total non-interest income for the three months ended June 30, 2016 decreased $70 thousand over the three month period ended June 30, 2015 due primarily to decreases in other commissions and fees. During the second quarter of 2016, the Company began originating loans held for sale through its mortgage division, Highlands Home Mortgage. This division plans to originate loans to be sold on a servicing - released basis throughout its branch footprint and also throughout North and South Carolina.

Total non-interest expense for the six-month period ended June 30, 2016 increased $1.05 million as compared to the six-month period ended June 30, 2015. Foreclosed asset expenses, write-downs and losses on the sale of OREO and repossessions in the amount of $846 thousand increased $23 thousand for the six-month period ended June 30, 2016 compared to the six-months ended June 30, 2015. Salaries and employee benefits increased $942 thousand for the six-months ended June 30, 2016 as compared to the prior year period primarily due to both the initial staffing of the Company's new mortgage division and severance payments paid during the first six-months of the year as part of the Company's strategy to reduce its staffing levels. Furniture and equipment expense increased $60 thousand for the six-months ended June 30, 2016 compared to the prior period primarily due to increases in equipment maintenance and data connectivity costs. Total non-interest expense for the three-month period ended June 30, 2016 increased $596 thousand compared to the three-month period ended June 30, 2015.

In addition to FDIC insurance premiums totaling $411 thousand, for the six months ended June 30, 2016, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $325 thousand, software licensing and maintenance costs totaling $446 thousand, legal expenses totaling $125 thousand, other loan expenses totaling $147 thousand, and bank franchise taxes totaling $198 thousand.

In addition to FDIC insurance premiums totaling $402 thousand, for the six-months ended June 30, 2015, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $387 thousand, software licensing and maintenance costs totaling $345 thousand, legal expenses totaling $141 thousand, other loan expenses totaling $172 thousand, bank franchise taxes totaling $175 thousand, and postage and freight expenses totaling $135 thousand.

For the three-month period ended June 30, 2016, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $206 thousand, other loan expense of $77 thousand, other contracted services totaling $172 thousand, software licensing and maintenance (including data processing) totaling $303 thousand, bank franchise taxes totaling $102 thousand, and postage and freight expenses totaling $65 thousand.

For the three-month period ended June 30, 2015, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $206 thousand, legal expenses totaling $67 thousand, other loan expense of $90 thousand, other contracted services totaling $183 thousand, software licensing and maintenance totaling $184 thousand, and bank franchise taxes totaling $96 thousand.

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to -0.52% for the six-month period ended June 30, 2016 from 6.43% for the corresponding period in 2015. Return on average assets for the six-months ended June 30, 2016 was -0.05% compared to 0.56% for the six months ended June 30, 2015.

The provision for loan losses for the three-month and six-month periods ended June 30, 2016 totaled $1.09 million and $1.31 million, respectively, a $707 thousand increase and $831 thousand increase as compared to the corresponding periods in 2015. This increased provision during the first half of 2016 as compared to the first six months of 2015 was primarily due to three large charge-offs occurring during the second quarter of 2016 in the Company's Tri-Cities TN / VA market area. These three charge-offs totaled $1.7 million.  Net charge-offs (inclusive of recoveries) for the first half of 2016 were $1.76 million compared with $513 thousand for the first six months of 2015. Year–to–date net charge-offs were 0.42% and 0.12% of total loans for the periods ended June 30, 2016 and June 30, 2015, respectively. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Loan loss reserves decreased 4.48% to $5.20 million at June 30, 2016 from $5.45 million at June 30, 2015.  The Company's allowance for loan loss reserves at June 30, 2016 decreased to 1.25% of total loans versus 1.32% at June 30, 2015.  At December 31, 2015, the allowance for loan loss reserve as a percentage of total loans was 1.31%.

In the second quarter of 2015, the Company reversed the remaining balance of the valuation allowance that was established against the deferred tax assets ("DTA") during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $16.1 million in net proceeds of new capital in 2014 which allowed the Company to payoff two high rate debt instruments (the Company's Community Bankers Bank note and Trust Preferred Securities) improving future earnings potential.  As a result of these factors, the Company reversed $1 million of the DTA in the second quarter of 2014, and due to the continued improvements in asset quality and earnings performance the remaining $1 million of the DTA valuation allowance was reversed in the second quarter of 2015. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 ("ASC 740"), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company's forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company's DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a future valuation allowance based upon circumstances and expectations then in existence.

Financial PositionTotal loans, net of deferred fees, increased to $416.94 million at June 30, 2016 from $413.94 million at June 30, 2015.  Total loans, net of fees, at December 31, 2015 were $432.08 million. The loan to deposit ratio increased to 87.22% at June 30, 2016 from 84.96% at June 30, 2015. The loan to deposit ratio at December 31, 2015 was 87.31%. Deposits at June 30, 2016 have decreased $9.18 million since June 30, 2015 and have decreased $16.89 million since December 31, 2015. During the last several years, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds.

The Company currently has approximately $67.72 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $11.45 million or 1.90% of total assets at June 30, 2016, compared with $15.18 million or 2.47% of total assets at December 31, 2015 and $16.07 million or 2.63% of total assets at June 30, 2015. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non-accrual loans and selling OREO property.

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

At June 30, 2016 and December 31, 2015, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At June 30, 2016, OREO balances were $4,898 and consisted of 24 relationships. At December 31, 2015 OREO balances were $5,694 and consisted of 28 relationships. The following chart details each category type, number of relationships, and balance.

OREO Property at 6/30/16

OREO Description	Number	Balance at 6/30/16 (in thousands)

Land Development - Vacant Land	10	$1,203
1-4 Family	7	676
Commercial Real Estate	7	3,019

Total	24	$4,898

OREO Property at 12/31/2015

OREO Description	Number	Balance at 12/31/15 (in thousands)

Land Development - Vacant Land	11	$1,287
1-4 Family	10	1,295
Commercial Real Estate	7	3,112

Total	28	$5,694

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

	June 30, 2016		December 31, 2015

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	5	$494	8	$1,179
Southwest VA and Tri-city TN Area	16	4,201	17	4,248
Boone and Banner Elk NC Area	3	203	3	267

Total	24	$4,898	28	$5,694

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

Investment securities and other investments totaled $105.35 million (market value) at June 30, 2016 which reflects an increase of $18.89 million from the December 31, 2015 total of $86.45 million. Investment securities available for sale and other investments at June 30, 2016 were comprised of mortgage backed securities / CMOs (73.50% of the total securities portfolio), municipal issues (11.22%), and SBAs pools (9.01%).  The Company's entire securities portfolio was classified as available for sale at both June 30, 2016 and December 31, 2015.
Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments (carrying value of $4.37 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments are 9 certificates of deposit purchased from other FDIC insured institutions.  The balance of these CDs totaled $2.24 million at June 30, 2016.

Liquidity and Capital Resources
Total stockholders' equity of the Company was $55.58 million at June 30, 2016 representing an increase of $1.48 million or 2.73% from June 30, 2015. Total stockholders' equity at December 31, 2015 was $53.56 million. The increase in stockholders' equity from June 30, 2015 to June 30, 2016 is primarily due to the funds received from the CEO's purchase of common stock in the first quarter of 2016 and the increase in other accumulated comprehensive income related to the market value of its investment securities available for sale.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital to risk-weighted assets (as defined in the regulations), Tier I capital to risk-weighted assets (as defined in the regulations), Common Equity Tier 1 to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Note 4 for a more detailed discussion of the Company's and Bank's regulatory capital ratios. The Board of Directors and management are committed to further increasing our capital levels and we are continuing to explore options to increase our capital.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($28.26 million as of June 30, 2016) and unrestricted investment securities available for sale ($62.36 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

There have not been any changes in the Company's internal controls over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

August 12, 2016	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

August 12, 2016	By:	/s/ James R. Edmondson
James R. Edmondson
Chief Financial Officer

Exhibits Index

Exhibits	Description

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).