Form 10-Q
period 2016-11-11
HIGHLANDS BANKSHARES INC /VA/
filed 2016-11-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

8,199,229 shares of common stock, par value $0.625 per share,outstanding as of November 14, 2016

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended September 30, 2016

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015
3

Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2016 and 2015	4

Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months and Nine Months Ended September 30, 2016 and 2015	5
Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and 2015	6

Consolidated Statements of Changes in Stockholders' Equity (Unaudited) for the Three Months and Nine Months Ended September 30, 2016 and 2015	7-9

Notes to Consolidated Financial Statements (Unaudited)	10-40

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	41-47

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Mine Safety Disclosures	48

Item 5. Other Information	48

Item 6. Exhibits	48

SIGNATURES AND CERTIFICATIONS	49

  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)
	(Unaudited) September 30, 2016	(Note 1) December 31, 2015
ASSETS
Cash and due from banks	$24,824	$26,713
Federal funds sold	22,379	20,178

Total Cash and Cash Equivalents	47,203	46,891

Investment securities available for sale (amortized cost $95,914 at Sept. 30, 2016, $80,239 at December 31, 2015)	96,860	79,860
Other investments, at cost	6,636	6,592
Loans held for sale	2,760	-
Loans, net of allowance for loan losses of $5,004 at September 30, 2016, $5,654 at December 31, 2015	405,089	426,429
Premises and equipment, net	19,972	20,612
Deferred tax assets	12,006	12,126
Interest receivable	1,945	1,761
Bank owned life Insurance	14,217	14,585
Other real estate owned	3,288	5,694
Other assets	2,294	2,432

Total Assets	$612,270	$616,982

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$132,005	$129,634
Interest bearing	356,058	365,278

Total Deposits	488,064	494,912

Interest, taxes and other liabilities	1,099	761
Other short-term borrowings	27,551	20,052
Long-term debt	40,160	47,698
Total Other Liabilities	68,810	68,511

Total Liabilities	556,874	563,422

STOCKHOLDERS' EQUITY

Common stock (8,199 and 7,851) shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	5,124	4,907
Preferred Stock (2,092 shares issued and outstanding)	4,184	4,184
Additional paid-in capital	18,837	17,944
Retained earnings	26,627	26,773
Accumulated other comprehensive income	624	(248)

Total Stockholders' Equity	55,396	53,560

Total Liabilities and Stockholders' Equity	$612,270	$616,982

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
INTEREST INCOME
Loans receivable and fees on loans	$15,978	$15,921	$5,224	$5,347
Securities available for sale:
Taxable	1,034	873	390	281
Exempt from taxable income	245	281	87	84
Other investment income	173	161	61	48
Federal funds sold	69	66	20	20

Total Interest Income	17,499	17,302	5,782	5,780

INTEREST EXPENSE
Deposits	1,344	1,662	445	545
Other borrowed funds	1,779	1,774	596	598

Total Interest Expense	3,123	3,436	1,041	1,143

Net Interest Income	14,376	13,866	4,741	4,637

Provision for Loan Losses	1,486	697	173	215

Net Interest Income after Provision for Loan Losses	12,890	13,169	4,568	4,422

NON-INTEREST INCOME
Securities gains, net	47	16	-	-
Mortgage Banking Income	361	-	361	-
Service charges on deposit accounts	1,330	1,260	464	439
Other service charges, commissions and fees	1,177	1,220	381	391
Other operating income	602	433	142	152
Total Non-Interest Income	3,517	2,929	1,348	982

NON-INTEREST EXPENSE
Salaries and employee benefits	8.850	7,598	2,895	2,585
Occupancy expense of bank premises	1,008	865	358	271
Furniture and equipment expense	1,148	1,026	412	350
Other operating expense	4,344	4,528	1,639	1,794
Foreclosed Assets – Write-down and operating expenses	1,530	684	684	(139)
Total Non-Interest Expense	16,880	14,701	5,988	4,861

Income Before Income Taxes	(473)	1,397	(72)	543

Income Tax Expense (Benefit)	(330)	(746)	(73)	114

Net Income	$(143)	$2,143	$1	$429

Basic Earnings Per Common Share – Weighted Average	$(0.02)	$0.27	$0.00	$0.05

Earnings Per Common Share – Assuming Dilution	$(0.02)	$0.22	$0.00	$0.04

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)
	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Net Income (loss)	$(143)	$2,143

Other Comprehensive Income
Unrealized gains on securities during the period	1,369	68
Less: reclassification adjustment for gains included in net income	(47)	(16)
Other Comprehensive Income, before tax	1,322	52
Income tax expense related to other comprehensive income	(450)	(18))
Other Comprehensive Income	872	34
Comprehensive Income	$729	$2,177

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Net Income	$1	$429

Other Comprehensive Income
Unrealized gains (losses) on securities during the period	(275)	326
Less: reclassification adjustment for losses included in net income	-	-
Other Comprehensive Income (Loss), before tax	(275)	326
Income tax (expense) benefit related to other comprehensive income	94	(111)
Other Comprehensive Income (loss)	(181)	215
Comprehensive Income (loss)	$(180)	$644

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(143)	$2,143
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,486	697
Depreciation and amortization	721	749
Net realized (gains) losses on available for sale securities	(47)	(16)
Net amortization on securities	683	798
(Increase) decrease in interest receivable	(184)	(75)
Valuation adjustment of other real estate owned	719	(155)
Valuation adjustment of deferred tax assets	-	(1,000)
Origination of loans held for sale	(9,094)	-
Proceeds from loans held for sale	6,334	-
Decrease (increase) in other assets	911	188
Increase (decrease) in interest, taxes and other liabilities	$338	$552

Net cash provided by operating activities	$1,724	$3,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	$21,284	$1,025
Proceeds from maturities of debt and equity securities	13,842	13,992
Purchase of securities	(51,437)	(15,875)
(Purchases) sales of other investments	(44)	168
Net (increase) decrease in loans	18,336	(19,635)
Proceeds from sales of other real estate owned	2,666	2,705
Premises and equipment expenditures	$(282)	$(1,092)

Net cash provided by (used in) investing activities	$4,365	$(18,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	$1,110	$-
Issuance of Preferred Stock	-	-
Net decrease in time deposits	(10,056)	(9,645)
Net increase (decrease) in demand, savings and other deposits	3,208	17,517
Increase in short-term borrowings	7,499	-
Decrease in long-term debt	(7,538)	(38)
Net cash provided by (used in) financing activities	$(5,777)	$7,834

Net increase (decrease) in cash and cash equivalents	312	(6,997)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$46,891	$55,810

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,203	$48,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,128	$3,458

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$1,519	$3,645
Loans originated from sales of other real estate owned	$105	$130
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

Three Months Ended September 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid In	Retained	Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

Balance, June 30, 2015	7,851	$4,907	2,092	$4,184	$17,947	$27,150	$(86)	$54,102

Net income	-	-			-	429	-	429

Other comprehensive income	-	-			-	-	215	215

Balance September 30, 2015	7,851	$4,907	2,092	$4,184	$17,947	$27,579	$129	$54,746

Balance, June 30, 2016	8,113	$5,070	2,092	$4,184	$18,891	$26,626	$805	$55,576

Net income	-	-			-	1	-	1

Grant of Restricted Stock	86	54			(54)			-

Other comprehensive income (loss)	-	-			-	-	(181)	(181)

Balance, September 30, 2016	8,199	$5,124	2,092	$4,184	$18,837	$26,627	$624	$54,396

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

Nine Months Ended September 30							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Income (Loss)	Equity

Balance, December 31, 2014	7,851	$4,907	2,092	$4,184	$18,180	$25,436	$95	$52,802

Net income	-	-			-	2,143	-	2,143

Additional Paid In Capital					(233)	-	-	(233)

Other comprehensive income	-	-			-	-	34	34

Balance, September 30, 2015	7,851	$4,907	2,092	$4,184	$17,947	$27,579	$129	$54,746

Balance, December 31, 2015	7,851	$4,907	2,092	$4,184	$17,944	$26,773	$(248))	$53,560

Net income	-	-			-	(143)	-	(143)

Common Stock Issuance	262	163	-	-	947	-	-	1,110

Grant of Restricted Stock	86	54			(54)			-

Other comprehensive income (loss)	-	-			-	-	872	872

Balance, September 30, 2016	8,199	$5,124	2,092	$4,184	$18,837	$26,627	$624	$54,396

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1 General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2015 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2015 Form 10-K. The results of operations for the three-month and nine-month periods ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 Loans and Allowance for Loan Losses  (amounts in thousands)
 The composition of net loans is as follows:

	September 30, 2016	December 31, 2015
Real Estate Secured:
Residential 1-4 family	$190,603	$194,287
Multifamily	22,719	23,895
Construction and Land Loans	16,994	19,163
Commercial, Owner Occupied	69,407	73,031
Commercial, Non-owner occupied	32,078	38,025
Second mortgages	7,226	8,169
Equity lines of credit	6,795	6,000
Farmland	12,498	11,283
	$358,320	$373,853

Secured (other) and unsecured
Personal	18.096	20,775
Commercial	31,276	35,144
Agricultural	3,004	2,959
	$52,376	$58,878

Overdrafts	135	139

	$410,831	$432,870
Less:
Allowance for loan losses	5,004	5,654
Net deferred fees	738	787
	5,742	6,441

Loans, net	$405,089	$426,429

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of September 30, 2016

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$1,563	$818	$1,124	$3,505	$187,098	$190,603	$-
Equity lines of credit	50	26	-	76	6,719	6,795	-
Multifamily	-	-	-	-	22,719	22,719	-
Farmland	420	3	-	423	12,075	12,498	-
Construction, Land Development, Other Land Loans	22	-	-	22	16,972	16,994	-
Commercial Real Estate- Owner Occupied	151	-	3,927	4,078	65,329	69,407	-
Commercial Real Estate- Non Owner Occupied	-	-	-	-	32,078	32,078	-
Second Mortgages	1	-	30	31	7,195	7,226	-
Non Real Estate Secured
Personal	139	42	30	211	18,020	18,231	-
Commercial	64	30	441	535	30,741	31,276	-
Agricultural	-	-	-		3,004	3,004	-

Total	$2,410	$919	$5,552	$8,881	$401,950	$410,831	$-

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

The following is a summary of non-accrual loans at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Real Estate Secured
Residential 1-4 Family	$1,124	$2,675
Multifamily	-	-
Construction and Land Loans	-	71
Commercial-Owner Occupied	3,927	5,856
Commercial- Non Owner Occupied	-	-
Second Mortgages	30	5
Equity Lines of Credit	-	17
Farmland	-	303
Secured (other) and Unsecured
Personal	30	163
Commercial	441	366
Agricultural	-	-

Total	$5,552	$9,456

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of September 30, 2016.

	Number	Balance
Residential real estate in the process of foreclosure	1	$48
Foreclosed residential real estate	10	$641

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at September 30, 2016 and December 31, 2015.  The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of September 30, 2016
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	27,420	-	-	2,813	2,392	289
Satisfactory	109,847	19,528	8,087	5,984	37,466	14,902
Acceptable	44,232	1,436	3,529	6,308	21,696	6,672
Special Mention	4,433	763	-	77	3,669	6,307
Substandard	4,671	992	882	1,812	4,184	3,908
Doubtful	-	-	-	-	-	-

Total	$190,603	$22,719	$12,498	$16,994	$69,407	$32,078

Credit Risk Profile by Internally Assigned Grade as of December 31, 2015
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	25,939	-	25	3,036	2,870	1,481
Satisfactory	109,993	20,271	6,323	7,406	38,926	19,979
Acceptable	46,639	1,811	3,922	6,420	21,671	12,157
Special Mention	3,133	792	195	397	2,552	2,523
Substandard	8,583	1,021	818	1,904	7,012	1,885
Doubtful	-	-	-	-	-	-

Total	$194,287	$23,895	$11,283	$19,163	$73,031	$38,025

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
The following categories of loans are primarily evaluated according to whether or not they are performing or non-performing. Management considers loans 90 days or more past due to be non-performing.
Credit Risk Profile based on payment activity as of September 30, 2016
	Consumer - Non Real Estate	Equity Line of Credit / Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$18,201	$13,884	$30,300	$3,004
Nonperforming (>90 days past due)	30	30	441	-

Total	$18,231	$13,914	$30,741	$3,004

Credit Risk Profile based on payment activity as of December 31, 2015
	Consumer - Non Real Estate	Equity Line of Credit /Jr. liens	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$20,751	$14,147	$34,778	$2,959
Nonperforming (>90 days past due)	163	22	366	-

Total	$20,914	$14,169	$35,144	$2,959

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank's impaired loans at September 30, 2016:
September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$4,674	$4,674	$-	$5,876	$155
Equity lines of credit	15	15	-	33	1
Multifamily	992	992	-	1,007	39
Farmland	690	690	-	753	25
Construction, Land Development, Other Land Loans	1,447	1,447	-	1,497	66
Commercial Real Estate- Owner Occupied	3,708	3,708	-	4,639	169
Commercial Real Estate- Non Owner Occupied	1,887	1,887	-	944	12
Second Mortgages	89	89	-	244	4
Non Real Estate Secured
Personal /Consumer	30	30	-	49	1
Commercial	114	114	-	215	3
Agricultural	-	-	-	-	-

Total	$13,646	$13,646	$-	$15,257	$475

September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$600	$600	$176	$1,223	$19
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	193	193	17	97	8
Construction, Land Development, Other Land Loans	366	366	19	406	17
Commercial Real Estate- Owner Occupied	1,139	2,139	558	1,629	-
Commercial Real Estate- Non Owner Occupied	2,020	2,020	324	1,953	22
Second Mortgages	212	212	55	115	7
Non Real Estate Secured
Personal /Consumer	59	59	33	87	2
Commercial	618	618	377	644	8
Agricultural	-	-	-	-	-

Total	$5,207	$6,207	$1,559	$6,154	$83

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of September 30, 2016 and September 30, 2015.

Nine months ended September 30, 2016	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2015	$654	$-	$37	$1,012	$748	$43	$20	$7	$704	$886	$1,543	$5,654
Provision for Credit Losses	(107)	-	(3)	1,583	(236)	16	5	10	921	(243)	(460))	1,486
Charge-offs	108	-	29	1,246	-	-	9	-	915	166	-	2,473
Recoveries	(3)	-	(14)	(7)	(8)	-	(2)	-	(176)	(127)	-	(337)
Net Charge-offs	105	-	15	1,239	(8)	-	7	-	739	39	-	2,136
Ending Balance September 30, 2015	442	-	19	1,356	520	59	18	17	886	604	1,083	5,004
Ending Balance: Individually evaluated for impairment	176	-	19	558	324	55	-	17	33	377	-	1,559
Ending Balance: Collectively Evaluated for Impairment	266	-	-	798	196	4	18	-	853	227	1,083	3,445
Loans:
Ending Balance: Individually Evaluated for Impairment	5,274	992	1,813	4,847	3,907	301	15	883	89	732	-	18,853
Ending Balance: Collectively Evaluated for Impairment	185,329	21,727	15,181	64,560	28,171	6,925	6,780	11,615	18,142	33,548	-	391,978
Ending Balance: September 30, 2016	$190,603	$22,719	$16,994	$69,407	$32,078	$7,226	$6,795	$12,498	$18,231	$34,280	-	$410,831

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Nine months ended September 30, 2015	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial R./E Owner Occupied	Commercial R/E Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2014	$995	$20	$87	$409	$1,063	$67	$74	$12	$665	$982	$1,103	$5,477
Provision for Credit Losses	(159)	(20)	(70)	(164)	(259)	9	(90)	(4)	649	130	675	697
Charge-offs	105	-	-	12	407	3	-	-	634	205	-	1,366
Recoveries	(1)	-	(34)	(6)	(376)	-	(41)	(2)	(59)	(7)	-	(526)
Net Charge-offs	104	-	(34)	6	31	3	(41)	(2)	575	198	-	841
Ending Balance September 30, 2015	732	-	51	239	773	73	25	10	739	914	1,777	5,333
Ending Balance: Individually evaluated for impairment	405	-	31	-	300	29	-	-	69	525	-	1,359
Ending Balance: Collectively Evaluated for Impairment	327	-	20	239	473	44	25	10	670	389	1,777	3,974
Loans:
Ending Balance: Individually Evaluated for Impairment	9,186	1,123	2,002	7,672	1,895	254	50	826	177	1,034	-	24,219
Ending Balance: Collectively Evaluated for Impairment	185,226	22,877	15,834	61,718	31,899	7,757	6,053	10,696	20,971	35,659	-	398,690
Ending Balance: September 30, 2015	$194,412	$24,000	$17,836	$69,390	$33,794	$8,011	$6,103	$11,522	$21,148	$36,693	-	$422,909

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2016 and December 31, 2015, all of the total impaired loans were evaluated based on the fair value of the collateral. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated "7" (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated "6" (Substandard) or are expected to be downgraded to "6", require additional analysis to determine whether they may be impaired. All loans that are rated "5" (Special Mention) are presumed not to be impaired. However, "5" rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or
•	A loan is expected to be modified.

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit administration officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $12,420 and $12,060 of loans categorized as troubled debt restructurings as of September 30, 2016 and December 31, 2015, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the nine months ended September 30, 2016 and 2015.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Nine months ended September 30, 2016 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	180	180
Equity lines of credit
Multifamily
Farmland	1	57	57
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	3	2,400	2,400
Commercial Real Estate- Non Owner Occupied	1	1,887	1,887
Second Mortgages	1	64	64
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	7	4,588	4,588

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	1	848	848
Equity lines of credit
Multifamily
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied	1	1,516	1,516
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Commercial
Agricultural

Total	2	2,364	2,364

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Real Estate Secured
Residential 1-4 family	2	192	192
Equity lines of credit
Multifamily
Farmland	1	50	50
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	3	242	242
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	12	7,194	7,194

Troubled Debt Restructurings That subsequently defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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

Nine-months ended September 30	2016	2015

Loans held for sale at end of period	$2,760	$-
Proceeds from sales of mortgage loans originated for sale	6,334
Gain on sales of mortgage loans originated for sale	$361	-

Note 3  -  Income Taxes

Income tax expense (benefit) for the nine months ended September 30 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2016	2015

Tax expense (benefit) at statutory rate	$(161)	$475
Reduction in taxes from:
Tax-exempt interest	(84)	(95)
Valuation adjustment for deferred tax assets	-	(1,000)
Other, net	(85)	(126)
Income tax benefit	$(330)	$(746)

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

September 30, 2016
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	11.85%	13.12%	7.60%	11.75%

December 31, 2015
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	11.28%	12.55%	7.33%	11.28%

Note 5.  Capital Issuances / Awards

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

Effective September 6, 2016, the Company and Timothy K. Schools, the Company's President and Chief Executive Officer, executed an amendment to Mr. Schools' employment agreement. The amendment provides for the grant of 86,667 restricted shares of the Company's common stock. The Restricted Shares will vest 50% on the first anniversary of the Award Date and 50% on the second anniversary of the Award Date. The restricted shares will be expensed over the 2 year vesting period based on the grant date fair value of the shares.

Note 6 – Per Share Amounts

Earnings per common share is computed using the weighted average outstanding shares for the three months and nine months ended September 30, 2015 and 2016.  During 2014, the Company issued a total of 2,092,287 shares of Series A preferred stock (See Note 5). These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company's common shares. The Series A preferred shares will rank pari passu with the common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. In the computation of diluted earnings per share for the nine months ended 2016, the 2,092,287 shares of preferred stock and the 86,667 restricted shares were not included, as the effect of their conversion would have been anti-dilutive. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

For the three months ended September 30	2016	2015

Income available to common stockholders	$1	$429
Weighted average shares outstanding	8,113	7,851
Shares outstanding including assumed conversion	10,292	9,943
Basic earnings per common share	$0.00	$0.05
Fully diluted earnings per share (including convertible preferred shares outstanding and restricted stock)	$0.00	$0.04

For the nine months ended September 30	2016	2015

Income available to common stockholders	$(143)	$2,143
Weighted average shares outstanding	8,105	4,851
Shares outstanding including assumed conversion	8,105	9,943
Basic earnings per common share	$(0.02)	$0.27
Fully diluted earnings per share	$(0.02)	$0.22

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At September 30, 2016, these commitments included: standby letters of credit of $273; equity lines of credit of $8,519; credit card lines of credit of $6,571 commercial real

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

estate, construction and land development commitments of $1,780; and other unused commitments to fund interest earning assets of $24,874.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy.

September 30, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$12,679	$-	$12,679
Mortgage Backed Securities	$-	$75,012	$-	$75,012
SBA Pools	$-	$9,169	$-	$9,169
Total AFS Securities	$-	$96,860	$-	$96,860

December 31, 2015
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$-	$6,958	$-	$6,958
Mortgage Backed Securities	$-	$62,593	$-	$62,593
SBA Pools	$-	$10,309	$-	$10,309
Total AFS Securities	$-	$79,860	$-	$79,860

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2016 and December 31, 2015, all of the total impaired loans were evaluated based on the fair value of the collateral.  The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company's assets at fair value on a non - recurring basis as of September 30, 2016 and December 31, 2015 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

September 30, 2016	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$5,207	$5,207
Loans held for sale	$-	$2,760	$-	$2,760
Repossessions/OREO, net	$-	$-	$3,288	$3,288

December 31, 2015	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$7,098	$7,098
Loans held for sale	$-	$-	$-	$-
Repossessions/OREO, net	$-	$-	$5,724	$5,724

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	September 30,	December 31,	Valuation	Unobservable	Range
	2016	2015	Techniques	Input (2)	(Weighted Average)
OREO,Repossessions	$3,288	$5,724	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)

Impaired loans	$5,207	$7,098	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$47,203	$47,203	$46,891	$46,891
Securities available for sale	96,860	96,860	79,860	79,860
Other investments	6,636	6,636	6,592	6,592
Loans held for sale	2,760	2,760	-	-
Loans, net	405,089	400,740	426,429	419,907
Deposits	(488,064)	(446,35)	(494,912)	(472,197)
Other short-term borrowings	(27,551)	(28,354)	(20,052)	(21,970)
Long-term debt	(40,160)	(42,550)	(47,698)	(50,313)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:
	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$12,525	$158	$4	$12,679
Mortgage backed securities	74,254	816	58	75,012
SBA Pools	9,135	43	9	9,169
	$95,914	$1,017	$71	$96,860

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$6,834	$124	$-	$6,958
Mortgage backed securities	62,911	160	478	62,593
SBA Pools	10,494	9	194	10,309
	$80,239	$293	$672	$79,860

Investment securities available for sale with a carrying value of $35,154 and $31,422 at September 30, 2016 and December 31, 2015, respectively, and a market value of $35,490 and $31,355 at September 30, 2016 and December 31, 2015, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:
	September 30, 2016
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$1,326	$4	$-	$-	$1,326	$4
Mortgage-backed securities	11,053	58	-	-	11,053	58
SBA Pools	1,706	9	-	-	1,706	9

Total	$14,085	$71	$-	$-	$14,085	$71

	December 31, 2015
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	45,790	363	4,589	115	50,379	478
SBA Pools	157	3	9,110	191	9,267	194

Total	$45,947	$366	$13,699	$306	$59,646	$672

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of September 30, 2016 and December 31, 2015, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at September 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value
Due in one year or less	$555	$569
Due after one year through five years	2,262	2,298
Due after five years through ten years	3	3
Due after ten years	18,840	18,978
	21,660	21,848

Mortgage-backed securities	74,254	75,012
	$95,914	$98,860

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

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments."
This ASU is intended to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments will be effective for the Company for fiscal years beginning after December 15, 2017.  The Company does not expect these amendments to have a material effect on consolidated financial statements.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Highlands Union Insurance Services and Highlands Union Financial Services, which are subsidiaries of Highlands Union Bank, generate fee income by providing insurance and financial service products to its clients. Russell Road Properties, LLC is an entity in which the Bank has a 50% interest and was created to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.

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

The following summarizes the Company's progress to comply with the items in the Written Agreement as of September 30, 2016.

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

Results of Operations

Results of operations for the three-month and nine-month periods ended September 30, 2016 reflect earnings of $1 thousand and  a loss of $143 thousand, respectively, compared to earnings of $429 thousand and $2.14 million for the corresponding periods in 2015.

Net interest income for the three-month period ended September 30, 2016 increased $104 thousand or 2.24% compared to the three months ended September 30, 2015. For the nine-month period ended September 30, 2016 net interest income increased $510 thousand or 3.68% as compared to the nine month period ended September 30, 2015.  Average interest-earning assets increased $297 thousand from the nine month period ended September 30, 2015 to the current nine month period, while average interest-bearing liabilities decreased $9.65 million over the same period. The tax-equivalent yield on average interest-earning assets was 4.35% for the nine month period ended September 30, 2016 representing an increase of 5 basis points from the same period in 2015.  The rate on average interest-bearing liabilities decreased 8 basis points to 0.97% for the nine month period ended September 30, 2016 as compared to 1.05% for the same period in 2015.

Total interest income for the three and nine months ended September 30, 2016 was $2 thousand and $197 thousand greater than the comparable 2015 periods primarily due to increased loan and securities balances in 2016 compared to the prior period. Average loan balances for the nine month period ended September 30, 2016 increased approximately $10.96 million over the same period in 2015. The average balance of federal funds sold was $19.50 million during the nine month period ended September 30, 2016 compared to $34.25 million for the previous year. The average yield on federal funds sold was .47% during the period. Loan balances have declined from December 31, 2015 by approximately $21.3 million.

The Company's total interest expense decreased by $102 thousand for the three-months and $313 thousand for the nine-months from the same periods in 2015, due primarily to the overall reduction in time deposit balances. Also new interest-bearing time deposits are continuing to be recorded at lower rates and existing interest-bearing time deposits and other liabilities are re-pricing lower as they renew.

During the first nine months of 2016, the Company's non-interest income increased by $588 thousand over the corresponding period for 2015. In October 2015, concerning the matter of Angela Welch, as Chapter 7 trustee for the bankruptcy estate of Frank Michael Mongeluzzi, the Bank settled the claims for $425 thousand. The $425 thousand payment was reflected in other operating expenses (non-interest expense) for the year ended December 31, 2015.  The Company received an insurance settlement totaling $148 thousand related to this matter in March 2016. Total non-interest income for the three months ended September 30, 2016 increased $366 thousand over the three month period ended September 30, 2015 due primarily to the gains on loans held for sale. During the second quarter of 2016, the Company began originating loans held for sale through its mortgage division, Highlands Home Mortgage. This division plans to originate loans to be sold on a servicing - released basis throughout its branch footprint and also throughout North and South Carolina.

Total non-interest expense for the nine-month period ended September 30, 2016 increased $2.18 million as compared to the nine-month period ended June 30, 2015. Foreclosed asset expenses, write-downs and losses on the sale of OREO and repossessions in the amount of $1.53 million increased $846 thousand for the nine-month period ended September 30, 2016 compared to the nine-months ended September 30, 2015. Salaries and employee benefits increased $1.25 million for the nine-months ended September 30, 2016 as compared to the prior year period primarily due to both the initial staffing of the Company's new mortgage division and severance payments paid during the first nine-months of the year as part of the Company's strategy to reduce its staffing levels. Furniture and equipment expense increased $122 thousand for the nine-months ended September 30, 2016 compared to the prior period primarily due to increases in equipment maintenance and data connectivity costs. Total non-interest expense for the three-month period ended September 30, 2016 increased $1.13 million compared to the three-month period ended September 30, 2015.

In addition to FDIC insurance premiums which totaled $616 thousand for the nine months ended September 30, 2016, other operating expenses that exceeded 1% of total interest income and other operating income were charges for other contracted services totaling $527 thousand, software licensing and maintenance costs totaling $697 thousand, legal expenses totaling $262 thousand, other loan expenses totaling $252 thousand, and bank franchise taxes totaling $310 thousand.

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

For the three month period ended September 30, 2016, other operating expenses that exceeded 1% of total interest income and other operating income were charges for FDIC insurance totaling $206 thousand, legal expenses totaling $136 thousand, other loan expense of $105 thousand, other contracted services totaling $201 thousand, software licensing and maintenance totaling $251 thousand, other losses totaling $64 thousand and bank franchise taxes totaling $112 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals a decrease in return on average equity to -0.34% for the nine-month period ended September 30, 2016 from 5.32% for the corresponding period in 2015. Return on average assets for the nine months ended September 30, 2016 decreased to -0.03% compared to 0.47% for the nine months ended September 30, 2015.The provision for loan losses for the three-month and nine-month periods ended September 30, 2016 totaled $173 thousand and $1.49 million thousand, respectively, a $42 thousand decrease and $789 thousand increase as compared to the corresponding periods in 2015. This increased provision during the first nine months of 2016 as compared to the first nine months of 2015 was primarily due to three large charge-offs occurring during the second quarter of 2016 in the Company's Tri-Cities TN / VA market area. These three charge-offs totaled $1.7 million. Net charge-offs (inclusive of recoveries) for the first nine months of 2016 were $2.13 million compared with $840 thousand for the first nine months of 2015. Year–to–date net charge-offs were 0.52% and 0.20% of total loans for the periods ended September 30, 2016 and September 30, 2015, respectively. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Loan loss reserves decreased 6.17% to $5.00 million at September 30, 2016 from $5.33 million at September 30, 2015.  The Company's allowance for loan loss reserves at September 30, 2016 decreased to 1.22% of total loans versus 1.26% at September 30, 2015.  At December 31, 2015, the allowance for loan loss reserve as a percentage of total loans was 1.31%.
In the second quarter of 2015, the Company reversed the remaining balance of the valuation allowance that was established against the deferred tax assets ("DTA") during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality improved resulting in greater expected realization of the DTA. In addition, the Company raised $16.1 million in net proceeds of new capital in 2014 which allowed the Company to payoff two high rate debt instruments (the Company's Community Bankers Bank note and Trust Preferred Securities) improving future earnings potential.  As a result of these factors, the Company reversed $1 million of the DTA in the second quarter of 2014, and due to the continued improvements in asset quality and earnings performance the remaining $1 million of the DTA valuation allowance was reversed in the second quarter of 2015. In assessing the realizability of DTA, management considered whether it was more likely than not that some portion or all of the DTA would not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 ("ASC 740"), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company's forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company's DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a future valuation allowance based upon circumstances and expectations then in existence.

Financial PositionTotal loans, net of deferred fees, decreased to $410.09 million at September 30, 2016 from $422.15 million at September 30, 2015.  Total loans, net of fees, at December 31, 2015 were $432.08 million. The loan to deposit ratio decreased to 84.02% at September 30, 2016 from 85.91% at September 30, 2015. The loan to deposit ratio at December 31, 2015 was 87.31%. Deposits at September 30, 2016 have decreased $3.31 million since September 30, 2015 and have decreased $6.85 million since December 31, 2015. During the last several years, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds.

The Company currently has approximately $67.71 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $8.84 million or 1.44% of total assets at September 30, 2016, compared with $15.18 million or 2.47% of total assets at December 31, 2015 and $13.81 million or 2.24% of total assets at September 30, 2015. The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non-accrual loans and selling OREO property.

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

At September 30, 2016 and December 31, 2015, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At September 30, 2016, OREO balances were $3,288 and consisted of 28 relationships. At December 31, 2015 OREO balances were $5,694 and consisted of 28 relationships. The following chart details each category type, number of relationships, and balance.

OREO Property at 9/30/16

OREO Description	Number	Balance at 9/30/16
		(in thousands)
Land Development - Vacant Land	11	$690
1-4 Family	10	641
Commercial Real Estate	7	1,957

Total	28	$3.288

OREO Property at 12/31/2015

OREO Description	Number	Balance at 12/31/15
		(in thousands)
Land Development - Vacant Land	11	$1,287
1-4 Family	10	1,295
Commercial Real Estate	7	3,112

Total	28	$5,694

The Company's major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, Boone and Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	September 30, 2016		December 31, 2015

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	5	$215	8	$1,179
Southwest VA and Tri-city TN Area	18	2,864	17	4,248
Boone and Banner Elk NC Area	5	209	3	267

Total	28	$3,288	28	$5,694

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

Investment securities and other investments totaled $103.49 million (market value) at September 30, 2016 which reflects an increase of $12.43 million from the December 31, 2015 total of $86.45 million. Investment securities available for sale and other investments at September 30, 2016 were comprised of mortgage backed securities / CMOs (72.48% of the total securities portfolio), municipal issues (12.25%), and SBAs pools (8.86%).  The Company's entire securities portfolio was classified as available for sale at both September 30, 2016 and December 31, 2015.
Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments (carrying value of $4.39 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments are 9 certificates of deposit purchased from other FDIC insured institutions.  The balance of these CDs totaled $2.24 million at September 30, 2016.

Liquidity and Capital Resources
Total stockholders' equity of the Company was $55.40 million at September 30, 2016 representing an increase of $650 thousand or 1.19% from September 30, 2015. Total stockholders' equity at December 31, 2015 was $53.56 million. The increase in stockholders' equity from September 30, 2015 to September 30, 2016 is primarily due to the funds received from the CEO's purchase of common stock in the first quarter of 2016 and the increase in other accumulated comprehensive income related to the market value of its investment securities available for sale.

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

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($48.20 million as of September 30, 2016) and unrestricted investment securities available for sale ($61.37 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs.

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

There have not been any changes in the Company's internal controls over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
10.1
First Amendment to Employment Agreement by and between Timothy K. Schools and Highlands Bankshares, Inc. dated September 6, 2016 (attached as Exhibit 10.1 to the Current Report on Form 8-k filed September 22, 2016 and incorporated herein by reference.

10.2
Restricted Stock Award Agreement by and between Timothy K. Schools and Highlands Bankshares, Inc., dated September 6, 2016 (attached as Exhibit 10.2 to the Current Report on Form 8-k filed September 22, 2016 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.
HIGHLANDS BANKSHARES, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ James R. Edmondson
James R. Edmondson
Chief Financial Officer

Exhibits Index

Exhibit No.	Description
10.1
First Amendment to Employment Agreement by and between Timothy K. Schools and Highlands Bankshares, Inc. dated September 6, 2016 (attached as Exhibit 10.1 to the Current Report on Form 8-k filed September 22, 2016 and incorporated herein by reference.

10.2
Restricted Stock Award Agreement by and between Timothy K. Schools and Highlands Bankshares, Inc., dated September 6, 2016 (attached as Exhibit 10.2 to the Current Report on Form 8-k filed September 22, 2016 and incorporated herein by reference).

31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).