Form 10-K
HIGHLANDS BANKSHARES INC /VA/
filed 2017-03-30
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $ 39,475,266.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.  As of March 22, 2017, there were 8,199,228 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 Consolidated Financial Report for year ended December 31, 2016 – Part II
Proxy Statement for the 2017 Annual Meeting of Shareholders—Part III

i

Part I.

Item 1.  Business

History and Business
Highlands Bankshares, Inc. (the "Company") is a one-bank holding company organized under the laws of Virginia in 1995 and registered as a bank holding company under the Bank Holding Company Act of 1956 ("BHCA"). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the "Bank"). The Company has one direct subsidiary as of December 31, 2016: the Bank, which was formed in 1985.
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
Highlands Union Insurance Services, Inc.
Highlands Union Insurance Services, Inc., ("HUIS") a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers' Insurance, LLC. Bankers' Insurance, LLC, as of December 31, 2016, had purchased twelve full service insurance agencies across the state of Virginia. HUIS sells insurance products and services through Bankers' Insurance, LLC.  The number of owner banks involved with Bankers' Insurance, LLC was twenty-nine as of December 31, 2016.
Highlands Union Financial Services, Inc.
 Highlands Union Financial Services, Inc., ("HUFS") a wholly-owned subsidiary of the Bank, was created to offer third party mutual funds and other financial services to its customers in all market areas served by the Bank.  The only activity in Highlands Union Financial Services Inc. now relates to commissions from the sale of life insurance.
Russell Road Properties, LLC
Russell Road Properties, LLC, formed in March 2015 is also an entity in which the Bank has a significant interest and was created to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.

Highlands Home Mortgage
Highlands Home Mortgage Division, formed in June 2016, is a division of the bank.  It was created to offer secondary market loans which are sold to investors during the course of the business year on a servicing released basis. This division originated and sold approximately $16 million of loans in 2016 and is located in Raleigh, North Carolina.

Lending Activities- In House

The Bank has written policies and procedures to help manage credit risk.   The Bank's policy provides for three levels of lending authority.  The first level of authority is granted to individual loan officers who have various levels of approval based upon their position and experience.  The second level is the Senior Officers Loan Committee, which is comprised of senior officers of the Bank from all market areas.  The Senior Officers Loan Committee considers loans that exceed the individual loan officers' lending authority and reviews loans to be presented to the Directors Loan Committee.  The Directors Loan Committee is comprised of five Directors, four of which are independent Directors.  The Directors Loan Committee approves new, modified and renewed credits that exceed the Senior Officer Loan Committee authorities.  The Chairman of the Directors Loan Committee is the Chairman of the Company.   A quorum is reached when four committee members are present, of which at least three must be independent Directors.  An application requires four votes to receive approval by the Committee.  In addition, monthly, the Directors Loan Committee reports all new loans reviewed and approved to the Bank's Board of Directors.  Monthly reports shared by the Directors Loan Committee include names and amounts of all new credits extended; a watch list including names, amounts, risk rating; past due and non- accrual loans and recommended loans to be charged off and a list of overdrafts.  The Directors Loan Committee also reviews changes to lending policies as proposed by management prior to submission to the Board of Directors for approval.

The Bank has an internal Credit Review Department that reviews the Bank's loan portfolio to identify loss exposure and to monitor compliance with the Bank's loan policy.  An analysis of loss exposure and reports on policy compliance are presented to the Directors Loan Committee of the Board for approval on a quarterly basis.

One-to-Four-Family Residential Real Estate Lending

Residential loan opportunities may be generated by the Bank's loan officers, referrals by real estate professionals, and by existing or new bank clients.  Loan applications are taken by a Bank loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant and originations are underwritten using policy including a loan to value ("LTV") of 80% of appraised value.  Security for the majority of one to four family residential loans is owner occupied single family dwellings. Values of residential real estate collateral are provided by independent appraisers who have been approved by the Bank's Board of Directors.

Second mortgages and Home Equity Lines of Credit are generated, underwritten and secured like single family residential real estate loans discussed above.  However, both second mortgages and Home Equity Lines of Credit are made at higher interest rates than residential mortgages.  Second mortgages are typically made for no more than fifteen years and equity lines mature in 20 years or less.

The Bank also originates adjustable rate products ("ARM") secured by one to four family residential properties with a repricing interval of three and five years.  These products provide another outlet instead of secondary market loans and are generated, underwritten and secured the same as single family residential real estate loans discussed above.  The Bank retains these loans in its loan portfolio.   Senior Management adjusts the ARM rates based on competitive rates within the Bank's market area.   The ARM products contain interest rate caps at adjustment periods and rate ceilings based on a cap over and above the original interest rate. Adjustable rate mortgages are underwritten based on payment amounts at the interest rate reaching the lifetime cap.

At December 31, 2016, $208 million, or 50%, of the Bank's loan portfolio consisted of one-to four-family residential real estate loans, second mortgages, and home equity lines.  Of the $208 million, $121 million were fixed rate mortgages while the remaining $87 million were adjustable rate mortgages.   The fixed rate loans are typically 3, 5, and 7 year balloon loans amortized over a 30 year period. In connection with residential real estate loans, the Bank requires title insurance, hazard insurance, and if required, flood insurance.

Multifamily Residential Real Estate Lending

Loan applications for loans to be secured by multi-family residential properties are taken by a loan officer.  As part of the application process, information is gathered concerning income, employment and credit history of the applicant, as well as rent rolls, operating costs and occupancy rates of the property to be financed.  At December 31, 2016, $23 million, or 6%, of the Bank's loan portfolio consisted of multi-family residential properties. Loan originations are underwritten using the Bank's underwriting guidelines of a LTV of 80% and a cash flow coverage ratio of 1.25 or better.   The valuation of multifamily residential collateral is provided by independent fee appraisers who have been approved by the Bank's Board of Directors.

The Bank originates fixed rate and adjustable rate loans secured by multi-family properties, which are retained in the Bank's portfolio. Adjustable rate mortgages are underwritten based on payment amounts at the interest rate reaching the lifetime cap.

Commercial, Construction, Farmland, Other Land Loans and Land Development Lending

The Bank makes commercial, construction, farmland and land acquisition and development loans.  These loans generally have a higher degree of risk than residential mortgage loans, but also have higher yields.  To minimize these risks, the Bank normally obtains appropriate collateral and requires the personal guarantees from the borrower's principal owners and monitors the financial condition of its business borrowers.  Commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business.  As a result, the availability of funds for the repayment of commercial business loans is substantially dependent on the success of the business itself.  Furthermore, the collateral for commercial business loans may depreciate over time and generally cannot be appraised with as much precision as historically been the case with residential real estate.

At December 31, 2016, commercial real estate loans aggregated $101 million, or 25%, of the Bank's total loans.  In its underwriting of commercial real estate, the Bank may lend, under its policy, up to 75% of the secured property's appraised value.  The Bank's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower's creditworthiness, prior credit history and reputation.  The Bank also evaluates the location of the secured property, and as noted above, typically requires personal guarantees or endorsements of the borrowing entity's principal owners.

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

At December 31, 2016, construction, farmland, and other land loans outstanding were $28 million, or 7%, of total loans. Construction lending entails significant additional risks and often involves larger loan balances concentrated with single borrowers or groups of related borrowers.  Another risk involved in construction lending is attributable to the fact that loan funds are advanced to fund construction, the value of which is estimated prior to the completion of construction on an "as built" basis.  Therefore, it is difficult to accurately estimate the total loan funds required to complete the project and the completed loan-to-value ratios.  To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 75% of as built appraised value, in addition to analyzing the creditworthiness of its borrowers.  The Bank obtains a first lien on the property as security for construction loans, monitors the construction and advance process and, if a business entity, typically requires personal guarantees from the borrowing entity's principal owners.

Commercial and Agricultural Lending-- Non-Real Estate Secured and Unsecured

The Bank makes local commercial and agricultural unsecured and non-real estate secured loans.  These loans generally have a higher degree of risk than other loans and to manage these risks, the Bank generally obtains collateral, such as inventories, accounts receivable, equipment and personal guarantees from the borrowing entity's principal owners. In its underwriting of commercial and agricultural non-real estate secured loans, the Bank may lend, under internal policy, up to 80% of the secured collateral appraised value. The Bank's commercial and agricultural non-real estate secured and unsecured underwriting criteria require adequate debt service coverage ratios and the borrower's creditworthiness, prior credit history and reputation.  As commercial business and agricultural non-real estate secured loans typically are made on the basis of the borrower's ability to make repayment from cash flow, the availability of funds for the repayment  is substantially dependent on the success of the business itself.

At December 31, 2016, commercial and agricultural non-real estate secured loans including unsecured loans aggregated $33 million, or 8%, of the Bank's total loans.

Consumer Lending-Non Real Estate Secured and Unsecured

The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans made on both an installment and demand basis.  At December 31, 2016, the Bank had consumer loans of $18 million or 4% of gross loans.  Such loans are generally made to customers with whom the Bank has a pre-existing relationship, often deposit and residential mortgage relationships. The Bank only originates its consumer loans in its geographic market area. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan.  The stability of the applicant's monthly income may be determined by the verification of gross monthly income from primary employment and additionally from any verifiable secondary source.  The applicant's FICO scores are also analyzed with the credit report analysis.  Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the available collateral, if applicable.

Consumer loans may entail significant risk, particularly if unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.  Such loans may also give rise to claims and defenses by a consumer borrower against an assignee of collateral securing the loan such as the Bank and a borrower may raise claims which it has against the seller of the underlying collateral to prevent collection.

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
The following table sets forth, for the two fiscal years ended December 31, 2016 and 2015, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.
Year Ended	Class of Service	Percentage of Total Revenues

December 31, 2016	Interest and Fees on Loans	79.21%
December 31, 2015	Interest and Fees on Loans	78.40%
Market Area
Highlands Union Bank Market Area
The Bank's primary market area consists of:

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
•   the Town of Boone and adjacent portions of Watauga County, North Carolina

   The independent city of Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, educational/health care services, manufacturing, and retail trade sectors are the largest industries, in terms of total number of jobs in 2016.  These sectors contribute in total 51.8% of the total employment. The latest unemployment figures reflect an unemployment rate of 4.5% in the Bristol/Washington County, Virginia area.

The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia.  The latest unemployment figures reflect an unemployment rate of 5.7% reported. In Smyth County, educational/health care services, manufacturing, and retail trade sectors are the largest industries, in terms of total number of jobs in 2016.  These sectors contribute in total 59.7% of the total employment.

Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia's twin city. Bristol, Tennessee's three largest employment sectors are educational/health care services, manufacturing, and retail trade which make up 50.5% of all jobs throughout the Sullivan County. The latest unemployment figures reflect an unemployment rate of 5.2%.

Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County.  Rogersville's and Hawkins County's largest employment sectors are educational/health care services, manufacturing, and retail trade. These sectors combined make up 57.7% of all jobs throughout the County. The latest unemployment figures for Hawkins County reflect an unemployment rate of 5.2%.

Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the County include entertainment/recreation, retail trade, and educational/health care services, which make up 55.4% of all jobs throughout the County. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses. The latest unemployment figures for Sevier County reflect an unemployment rate of 4.2%.

Knoxville, Tennessee is located in Knox County, Tennessee.  Knoxville, Tennessee is located approximately 20 miles west of Sevierville, Tennessee.  Knoxville serves as the county seat and is the third largest city in the state of Tennessee.  Major employers for the County include educational/health care services, retail trade, and professional services.  These sectors contribute to 54.3% of all jobs in the County.  The latest unemployment figures reflect an unemployment rate of 3.9% for Knox County.  Knoxville's central location to two major interstate highways which link the eastern half of the United States continues to provide many opportunities for economic growth in the future.

Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina.  In Banner Elk, educational/health care services, retail trade, and arts/entertainment are the largest industries or 49.7% of total number of jobs in 2016. The latest unemployment figures for Avery County reflect an unemployment rate of 4.8%.

Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina.  Boone's three largest employment sectors are educational/health care services, entertainment/recreation services, and retail trade, which make up 63.4% of the total number of jobs in Boone as of 2016.  The latest unemployment figures for Watauga County reflect an unemployment rate of 3.9%.

Competition

The banking and financial service business in Virginia, North Carolina and Tennessee generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result of changes in regulation, changes in technology and product delivery systems and new competition from non-traditional financial services. The Bank competes for loans and deposits with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete, the Bank relies upon service-based business philosophies, personal relationships with customers, specialized services tailored to meet customers' needs and the convenience of office locations and extended hours of operation. In addition, the Bank is generally competitive with other financial institutions in its market areas with respect to interest rates paid on deposit accounts, interest rates charged on loans and other service charges on loans and deposit accounts. Deposit market share for each of the Bank's market areas can be found on the FDIC's website at www.fdic.gov under the Industry Analysis/Summary of Deposits section.

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

The following is a summary of the material provisions of certain statutes, rules and regulations which affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations which are applicable to the business of the Company and the Bank. Any change in applicable laws or regulations could have a material adverse effect on the business and prospects of the Company and the Bank.

Highlands Bankshares, Inc.

The Company is a bank holding company within the meaning of the BHCA and a financial institution holding company within the meaning of Chapter 7 of the Virginia Banking Act, as amended (the Virginia Banking Act). The activities of the Company also are governed by the Gramm-Leach-Bliley Act of 1999.

The Bank Holding Company Act. The BHCA is administered by the Board of Governors of the Federal Reserve Board, and the Company is required to file with the Federal Reserve an annual report and any additional information the Federal Reserve Board may require under the BHCA. The Federal Reserve Board also is authorized to examine the Company and its subsidiaries. The BHCA requires every bank holding company to obtain the approval of the Federal Reserve Board before (i) it or any of its subsidiaries (other than a bank) acquires substantially all the assets of any bank; (ii) it acquires ownership or control of any voting shares of any bank if after the acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of the bank; or (iii) it merges or consolidates with any other bank holding company.

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

The Virginia Banking Act. All Virginia bank holding companies must register with the Virginia State Corporation Commission (the "Commission") under the Virginia Banking Act. A registered bank holding company must provide the Commission with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The Commission also may require such other information as is necessary to keep informed about whether the provisions of Virginia law and the regulations and orders issued under Virginia law by the Commission have been complied with, and may make examinations of any bank holding company and its subsidiaries. The Virginia Banking Act allows bank holding companies located in any state to acquire a Virginia bank or bank holding company if the Virginia bank or bank holding company could acquire a bank holding company in their state and the Virginia bank or bank holding company to be acquired has been in existence and continuously operated for more than two years. The Virginia Banking Act permits bank holding companies from throughout the United States to enter the Virginia market, subject to federal and state approval.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (the "SOX Act") implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the issuer's audit committee members and the SOX Act also restricts certain services that the audit firm may perform. In addition, audit partners must be rotated. The SOX Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the SOX Act, legal counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief financial officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), made significant changes in the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act included several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, and imposed new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also established the Bureau of Consumer Financial Protection, which is given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.

   The Dodd-Frank Act also required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower's ability to repay a residential mortgage loan. The final "Ability to Repay" rules, which were effective January 4, 2013, established a "qualified mortgage" safe harbor for loans whose terms and features are deemed to make the loan less risky. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications.
Some provisions of the Dodd-Frank Act involved delayed effective dates and/or require implementing regulations or have not been issued in final form. Their full impact on our operations cannot yet fully be assessed. However, the Dodd-Frank Act has resulted in increased compliance and operating expense for the Company.

Highlands Union Bank.

General. The Bank, as a state chartered member of the Federal Reserve, is subject to regulation and examination by the Virginia State Corporation Commission Bureau of Financial Institutions and the Federal Reserve Bank of Richmond. In addition, the Bank is subject to the rules and regulations of the Federal Deposit Insurance Corporation. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $250,000 per depositor, subject to aggregation rules). The Federal Reserve Board and the Bureau of Financial Institutions regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates paid on deposits, interest rates or fees charged on loans, establishment of branches, corporate reorganizations and maintenance of books and records. The Federal Reserve Board requires the Bank to maintain certain capital ratios. The Bank is required by the Federal Reserve Board to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the Federal Reserve Board. The Bank also is required by the Federal Reserve Board to adopt internal control structures and procedures in order to safeguard assets and monitor and reduce risk exposure. While appropriate for safety and soundness of banks, these requirements impact banking overhead costs.

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

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act of 1977 (the "CRA"), which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community served by the Bank, including low and moderate-income neighborhoods. The focus of the regulations is on the volume and distribution of a bank's loans, with particular emphasis on lending activity in low and moderate-income areas and to low and moderate-income persons. The regulations place substantial importance on a bank's product delivery system, particularly branch locations. The regulations require banks to comply with significant data collection requirements. The regulatory agency's assessment of the bank's record is made available to the public. Further, this assessment is required for any bank which has applied to, among other things, establish a new branch office that will accept deposits, relocate an existing office, or merge, consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution. Management expects that the Bank's compliance with the CRA, as well as other fair lending laws, will face ongoing government scrutiny and that costs associated with compliance will continue to increase. The Bank received  a "Satisfactory" CRA rating in the last examination by bank regulators.

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

The Bank met the requirements at December 31, 2016 to be classified as "well-capitalized."  This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank's overall financial condition.

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

Section 36 of FDICIA requires insured depository institutions with at least $500 million but less than $1 billion in total assets to file annual reports that must include the following:

1.	Audited comparative annual financial statements.
2.	The independent public accountant's report on the audited financial statements.
3.
A management report that contains a statement of management's responsibilities for preparing the financial statement, establishing and maintaining an adequate internal control structure over financial reporting and complying with the laws and regulations designed by the FDIC and appropriate banking regulators.

4.	An assessment by management of the institution's compliance with the designated laws and regulations during the year.

These amendments do not relieve public companies of their obligations to comply with the SOX Act and the SEC's rules on internal control reporting and audit committee independence.

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

Deposit Insurance.  The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. Pursuant to the Dodd-Frank Act, FDIC insurance coverage limits on deposits were permanently increased to $250,000.

The FDIC has adopted a risk-based assessment system to determine assessment rates to be paid by member institutions, such as the Bank.  The amount of the assessment is a function of the institution's assessment rate and its assessment base.  Under this system, an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios.  In February 2011, the FDIC revised the risk-based assessment system to set new assessment rates that were effective on April 1, 2011.  The initial base assessment rates currently range from 3 to 30 basis points, subject to potential adjustments based on the amount of the institution's long-term unsecured debt.  After the effect of potential base-rate adjustments, the total base assessment rate can range from 1.5 to 30 basis points.  As the DIF reserve ratio grows, the rate schedule will be adjusted downward.  Also effective April 1, 2011, the assessment base is an institution's average consolidated total assets less its average tangible equity.

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

Limits on Dividends and Other Payments. The Company is a legal entity separate and distinct from the Bank; virtually all of the Company's cash reserves, and its ability to pay dividends to the Company's shareholders, are dependent on the ability of the Bank to upstream dividends to it. As a state member bank subject to the regulations of the Federal Reserve Board, the Bank must obtain the approval of the Federal Reserve Board for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by the Federal Reserve Board, for that year, combined with its retained net profits for the preceding two years. In addition, the Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a state member bank, that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that depletes a bank's capital base could be deemed to constitute such an unsafe or unsound practice.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) provides that no insured depository institution may make any capital distribution (which would include a cash dividend) if, after making the distribution, the institution would not satisfy one or more of its minimum capital requirements. The Federal Reserve Board has indicated that banking organizations, including bank holding companies, should generally pay dividends only out of current operating earnings. Federal regulators also have indicated that bank holding companies generally should pay dividends only if the organization's net income available to company shareholders is sufficient to fully fund the dividends as well as maintaining sufficient capital levels.

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

The Federal Reserve's prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a leverage ratio of 5.0% (unchanged).

At December 31, 2016, the Bank's capital exceeded all applicable requirements and is considered "well-capitalized".
The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy.  The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

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

The following summarizes the Company's progress to comply with the items in the Written Agreement as of December 31, 2016.

•	A new board oversight policy has been approved and implemented;
•	Completed revising the Bank's loan grading system and ALLL methodology;
•	Improved credit administration policies have been established and increased the staffing in the Loan Review area
•	Implemented Problem Loan Action reports and Problem Asset reports for all assets over $500,000. These are reviewed with the Board and forwarded to the Federal Reserve Bank on a quarterly basis;
•	Completed revising the written contingency funding plan;
•	Implemented stress testing of the loan portfolio;
•	Completed revising the investment policy;
•	Completed a three year capital plan targeted to improve the Company's and Bank's capital levels to include strategically reducing the risk weighted assets of the Company and improving earnings;
•	Completed a Business Continuity Plan and Disaster Recovery Plan; and,
•	Formed a Directors' compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Organization and Employment

The Company, the Bank, HUFS, HUIS, and Russell Road, LLC, are organized in a holding company/subsidiary structure. As of December 31, 2016, the Company had no employees, except for officers, and it conducted substantially all of its operations through its subsidiaries. All cash compensation paid to the Company's officers is paid by the subsidiary bank, including fees paid to its directors. At December 31, 2016, the Bank employed 211 full time equivalent employees at its main office, operations center, support centers and branch offices. The Company's relationship with its employees is considered to be good. An employment contract was entered into with the Company's CEO Timothy Schools in December 2015. The Company filed a Form 8-K discussing the agreement on December 14, 2015. This is the only employment agreement in effect at December 31, 2016.

Company Website

The Bank maintains a website at www.hubank.com. The Company makes available through the Bank's website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, free of charge, as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 1A.  Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company's and the Bank's headquarters are located at 340 W. Main Street, Abingdon, Virginia. In addition to the Bank's Main Office location, the Bank owns thirteen branch offices: one in the Town of Abingdon, Virginia; one in Washington County, Virginia; two in the City of Bristol, Virginia; one in the Town of Glade Spring, Virginia; one in the Town of Marion, Virginia; one in the City of Bristol, Tennessee; one in the Town of Rogersville, Tennessee; one in the Town of Boone, North Carolina; one in the Town of Banner Elk, North Carolina; two in the City of Sevierville, Tennessee; and one in the City of Knoxville, Tennessee. The Bank owns the land and buildings of all of these branch offices as well as the main office for the Company and Bank.

The Bank also owns the land and three buildings used for its Customer Call Center, Computer Operations, Loan and Deposit Operations, IRA Operations and Facilities departments in Abingdon, Virginia.

The Bank currently has 5 properties held for sale that were previously used for or purchased for banking operations.

All of the existing properties are in good operating condition and are adequate for the Company's present and anticipated future needs.

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

Item 4.  Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company's common stock are reported on the OTCQX marketplace. In addition, the Company maintains a list of individuals who are interested in purchasing its common stock and connects these people with shareholders who are interested in selling their stock. These parties negotiate the per share price independent of the Company. The Company's stock transfer agent is Computershare.  Please refer to the table below entitled Common Stock Performance for a summary of sales prices known to the Company for each of the four quarters of 2016 and 2015.

Common Stock Performance – 2016

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$6.25	$4.85	$5.31	$-

Second Quarter	$7.00	$5.15	$5.89	$-

Third Quarter	$5.70	$4.55	$5.18	$-

Fourth Quarter	$5.95	$4.90	$5.03	$-

Common Stock Performance – 2015

	High	Low	Quarterly Average	Dividends per Share

First Quarter	$4.39	$3.50	$3.74	$-

Second Quarter	$4.50	$3.67	$3.95	$-

Third Quarter	$4.37	$3.95	$4.20	$-

Fourth Quarter	$4.95	$4.22	$4.61	$-

 The Company is currently prohibited from paying dividends without regulatory approval under the terms of the Written Agreement dated October 13, 2010. For additional information regarding regulatory restrictions on the Company's ability to pay dividends, see "Certain Regulatory Considerations - Highlands Union Bank – Limits on Dividend and Other Payments" in Item 1 above.

In connection with its capital raise in 2014, the Company issued shares of Series A Convertible Perpetual Preferred Stock (the "Series A Preferred Stock").  Holders of Series A Preferred Stock are entitled to receive when, as and if declared by the Board of Directors or a duly authorized committee of the Board of Directors, out of funds legally available therefore, non-cumulative dividends in the same per share amount as the dividends paid on a share of common stock.  The Company will not pay any dividends with respect to its common stock unless an equivalent dividend also is paid to the holders of the Series A Preferred Stock.

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

As of March 22, 2017, the Company had approximately 1,403 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the twelve months ended December 31, 2016.  The Company does not anticipate any repurchases during 2017 as the Company currently is prohibited from repurchasing its common stock without regulatory approval under the terms of the Written Agreement dated October 13, 2010.
The Company currently has 8,199,229 shares of common stock outstanding as of March 22, 2017.

Item 6. Selected Financial Data

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to provide information about the financial condition and results of operations of the Company and its wholly-owned subsidiary and other information included in this report. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements.

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

Overview

At December 31, 2016, the Bank separately (on a non-consolidated basis) had total assets of $613.07 million. Total deposits at this date were $490.70 million. The Bank's net income for 2016 was $96 thousand which produced a return on average assets of 0.02% and a return on average stockholders' equity of 0.18%. Refer to Note 21 of the Notes to Consolidated Financial Statements for the Bank's risk-based capital ratios.

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

Presented below is a discussion of the Accounting Policies that management believes are important to the understanding of the Company's financial condition and results of operations.  These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.  See also Note 1 of the Notes to Consolidated Financial Statements.

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

Performance Summary

The following table shows certain of the Company's key performance ratios for the years ended December 31, 2016 and 2015:

	2016	2015

Return on Average Assets	0.00%	0.22%
Return on Average Equity	0.02%	2.48%
Basic Earnings Per Share	$ 0.00	$ 0.17
Fully Diluted Earnings per share	$ 0.00	$ 0.13
Net Interest Margin (1)	3.60%	3.41%
Average Equity to Average Assets Ratio	9.07%	8.78%

(1) Net Interest Margin - Year-to-date tax equivalent net interest income divided by year-to-date average earning assets

Balance Sheet Summary

The following table shows the Company's key balance sheet indicators at December 31, 2016 and 2015:

(dollar amounts in thousands)

	2016	2015

Securities	$95,073	$79,860
Loans, net	$404,838	$426,429
Deposits	$489,869	$494,912
Assets	$612,678	$616,982

Asset Quality

The following table shows the Company's key asset quality indicators at December 31, 2016 and 2015:

      (dollar amounts in thousands)

	2016	2015
Non-accrual loans	$3,999	$9,456
Loans past due over 90 days and still accruing interest	2,210	-
Other real estate owned, net	2,768	5,694
Allowance for loan losses to total loans	1.18%	1.31%
Net charge-off ratio	0.57%	0.31%

For further information see the discussion under "Provision and Allowance for Loan Losses" below.

Results of Operations

Net Interest Income
(dollar amounts in thousands)

Net interest income for 2016 was $19,219 or an increase of $1,013 from 2015. During 2016 interest income increased by $631. This was a result of existing interest earning assets re-pricing at higher rates, and new loans made and securities purchased with higher yields. Average interest earning assets decreased approximately $722 from 2015. Interest-bearing liabilities re-priced downward, causing a decrease in interest expense of $382. The net result of these changes was an increase in the Company's net interest margin from 3.41% in 2015 to 3.60% in 2016. During 2015 and 2016, the Federal Reserve Board began increasing the federal funds rate after being at historic lows for 9 years.

The tax equivalent yield on earning assets for 2016 was 4.38%, increasing 12 basis points as compared to 2015. During the same period, the yield on interest bearing liabilities was 0.98%, which was a decrease of 6 basis points. Average interest bearing liabilities decreased $9,888 from 2015. The Company continued to lower time deposit rates throughout the year in an effort to reduce its cost of funds.

Analysis of Net Interest Earnings

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the interest earned or paid, the average yield or rate on the average balance outstanding, net interest income and net yield on average interest-earning assets and average interest spread for the years indicated.

	Year Ended December 31,
	2016			2015			2014
	(Dollars in Thousands)
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
ASSETS
Interest earning assets (taxable-equivalent basis):
Loans (net of unearned discount (1)	$419,670	$ 21,327	5.08%	$416,584	$ 20,930	5.02%	$405,751	$ 21,332	5.26%
Securities (2)(3)	98,364	1,968	2.18	90,835	1,748	2.13	73,486	1,703	2.66
Federal funds sold	20,589	99	0.48	31,926	85	0.27	59,065	136	0.23
Total interest-earning assets	$ 538,623	$ 23,394	4.38%	$ 539,345	$ 22,763	4.26%	$ 538,302	$ 23,171	4.35%
LIABILITIES
Interest bearing liabilities:
Interest bearing deposits	$359,556	$ 1,794.50%		$369,389	$ 2,169.59%		$374,049	$ 2,539.68%
Other interest bearing liabilities	67,725	2,381	3.52	67,780	2,388	3.52	70,827	2,685	3.79
Total interest-bearing liabilities	$427,281	$ 4,175	0.98%	$437,169	$ 4,557	1.04%	$444,876	$ 5,224	1.17%
Net interest income		$ 19,219			$ 18,206			$ 17,947
Net margin on interest earning assets on a tax equivalent basis			3.60%			3.41%			3.38%
Average interest spread			3.40%			3.22%			3.18%

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

Analysis of Changes in Interest Income and Interest Expense

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other funds. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate).  The increase (decrease) due to change in volume is computed using the change in the average balances between 2016 and 2015, and 2015 and 2014 multiplied by the corresponding current year average rates. The remaining increase or decrease in net interest income is allocated to the change in rate.
Increase/(Decrease) Due to Volume and Rate

	2016 Compared to 2015
Increase (Decrease) in	Increase (decrease) due to change in volume		Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities		$164	$56	$220
Federal funds sold		(55)	69	14
Loans		157	240	397
Total Income Change		$266	$365	$631
INTEREST EXPENSE Savings and time deposits		$(49)	$(326)	$(375)
Other interest-bearing liabilities		(2)	(5)	(7)
Total Expense Change	$	(51)	$(331)	$(382)
Increase (Decrease) in Net Interest Income		$317	$696	$1,013

	2015 Compared to 2014
Increase (Decrease) in	Increase (decrease) due to change in volume	Increase (decrease) due to change in rate	Net increase (decrease)
	(Dollars in Thousands)
INTEREST INCOME Securities	$369	$(324)	$45
Federal funds sold	(72)	21	(51)
Loans	544	(946)	(402)
Total Income Change	$841	$(1,249)	$(408)
INTEREST EXPENSE Savings and time deposits	$(27)	$(343)	$(370)
Other interest-bearing liabilities	(108)	(189)	(297)
Total Expense Change	$(135)	$(532)	$(667)
Increase (Decrease) in Net Interest Income	$976	$(717)	$259

Non-interest Income
(dollar amounts in thousands)

The Company's non-interest income increased by $936 from 2015 to 2016. This was in large part to the gains on loans held for sale that were originated by Highlands Home Mortgage, a new division of the Bank that began selling loans in the second quarter of 2016. Gains on sales of loans held for sale totaled $525 in 2016. Service charges on deposit accounts, primarily overdraft fees, increased $101 from 2015. Earnings related to the Company's holdings of Bank Owned Life Insurance totaled $396 and $402 for 2016 and 2015, respectively.  Visa debit card interchange income totaled $1,355 and $1,312 for 2016 and 2015, respectively.

Non-interest Expense
(dollar amounts in thousands)

   Non-interest expense is comprised of salaries and employee benefit costs, occupancy expenses, furniture and equipment expenses, other operating expenses, and expenses related to foreclosed assets. Non-interest expense for 2016 was $22,909, an increase of $2,372 compared to 2015. Salaries and employee benefits increased by 17.21%, or $1,763, primarily due to staffing related to Highlands Home Mortgage. The Company also paid and/or accrued severance throughout 2016 totaling approximately $795 as part of its strategy to reduce the number of its employees. OREO (other real estate owned) write-downs, net losses on sales and OREO expenses totaled $1,883 in 2016 compared to $1,745 in 2015.

Also during the third quarter of 2015, the Bank settled a lawsuit for $425 which is reflected in other losses (non-interest expense) for the year ended December 31, 2015. The Company received an insurance settlement totaling $148 related to this matter in March 2016. The $148 is included in other operating income for the year ended December 31, 2016.

Income Taxes
(dollar amounts in thousands)

Income tax benefits in 2016 totaled $360 compared to $1,205 in 2015. In the second quarter of 2015, the Company reversed the remaining balance of the valuation allowance that was established against the deferred tax assets ("DTA") during the fourth quarter of 2011. The valuation allowance was established during 2011 due to uncertainty at the time regarding the ability to generate sufficient future taxable income to fully realize the benefit of the net DTA. Subsequent to 2011, earnings performance and asset quality have improved resulting in greater expected realization of the DTA. In addition, the Company raised $16,123 in net proceeds of new capital in 2014 which allowed the Company to payoff two high rate debt instruments (the Company's Community Bankers Bank note and Trust Preferred Securities) improving future earnings potential.  As a result of these factors, the Company reversed $1,000 of the DTA in the second quarter of 2014, and due to the continued improvements in asset quality and earnings performance the remaining $1,000 of the DTA valuation allowance was reversed in the second quarter of 2015. In assessing the realizability of DTA, management considers whether it is more likely than not that some portion or all of the DTA will not be realized. The Company evaluates the carrying amount of its DTA on a quarterly basis in accordance with the guidance provided in FASB ASC Topic 740 ("ASC 740"), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict.  If the Company's forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Management, in conjunction with the board of directors, will continue to evaluate the carrying value of the Company's DTA on a quarterly basis, in accordance with ASC 740, and will determine any need for a valuation allowance based upon circumstances and expectations then in existence.

Provision and Allowance for Loan Losses
(dollar amounts in thousands)

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit review officer and chief credit officer prepare quarterly analyses of the adequacy of the allowance for loans losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. To calculate the anticipated loan loss in each call report category for ASC 450 loans, the Bank begins with the net loss in each category for each of the last twelve quarters. The Bank uses a rolling twelve quarter weighted historical loss average where the most recent quarters are weighted heavier than the earlier quarters so that the calculation reflects current risk trends within the portfolio.  The weighting used by the Bank is similar to the Rule of 78's with the net losses of the most recent quarter weighted at 12/78ths and those in the first quarter in the twelve quarter period weighted at 1/78th. Therefore, the net losses of the most recent year represent approximately 54% of the calculation compared with 33% if a simple average of losses over the three-year period was used.  The total of weighted factors for each call report category is applied to the current outstanding loan balance in each category to calculate expected loss based on historical data for a group of loans with similar risk characteristics.  The same weighting is applied to all loan types.  In addition to the change in the period of historical losses included in the calculation, additional amounts were allocated based upon internal and external factors such as changing trends in the loan mix, the effects of changes in business conditions in our market areas, unemployment trends, the effects of any changes in loan policies, competition, regulatory factors, and environmental factors related to our loan portfolio. The calculation for allowance for loan losses is reviewed by both the Credit Administration Committee and the Board of Directors. There can be no assurance however that additional provisions for loan losses will not be required in the future as a result of adverse changes in the economy, or further decreases in real estate values which will affect management's future assumptions and allowance methodology.The Company's allowance for loan losses includes an unallocated portion totaling $1,258 primarily due to factors such as the Company's level of non-performing loans.

The Company's allowance for loan losses to total loans was 1.18% and 1.31%, respectively at December 31, 2016 and December 31, 2015.

At December 31, 2016 and 2015, the internal credit review department as well as management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of US generally accepted accounting principles.

    The following table presents the Company's loan loss experience for the past five years:

	Years Ended December 31, (Dollars in Thousands)
	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of year	$5,654	$5,477	$6,825	$7,449	$9,024
Loans charged off:
Residential 1-4 Family	249	360	258	452	584
Multifamily	-	-	-	-	246
Construction and Land Loans	28	12	18	127	518
Commercial, Owner Occupied	1,245	407	345	52	686
Commercial, Non-owner occupied	-	12	1,239	408	183
Second Mortgages	4	3	25	134	90
Equity Lines of Credit	8	-	116	3	23
Farmland	2	-	-	40	4

Secured (other ) and unsecured
Personal	899	662	315	274	300
Commercial	164	257	177	408	592
Agricultural	-	-	230	12	2
Overdrafts	147	134	229	170	153
Total	2,746	1,847	2,952	2,080	3,381
Recoveries of loans previously charged off:

Residential 1-4 Family	32	3	1	19	161
Multifamily	-	-	-	-	-
Construction and Land Loans	14	41	17	5	453
Commercial, Owner Occupied	7	376	132	-	5
Commercial, Non-owner occupied	8	6	1	-	2
Second Mortgages	-	-	-	-	3
Equity Lines of Credit	2	41	-	-	-
Farmland	-	3	-	-	2

Secured (other ) and unsecured
Personal	195	76	90	75	74
Commercial	137	9	39	31	144
Agricultural	-	-	-	6	4
Overdrafts	-	-	-	-	-

Total	395	555	280	136	848

Net loans charged off	2,351	1,292	2,672	1,944	2,533
Provision for loan losses	1,526	1,469	1,324	1,320	958
Allowance for loan losses end of year	$4,829	$5,654	$5,477	$6,825	$7,449
Average total loans (net of deferred fees)	$419,670	$416,584	$405,751	$398,055	$400,361
Total loans (net of deferred fees) at year-end	$409,667	$432,083	$406,997	$403,786	$390,498
Ratio of net charge-offs to average loans	0.56%	0.31%	0.66%	0.49%	0.63%
Ratio of provision for loan losses to average loans	0.36%	0.35%	0.33%	0.33%	0.24%
Ratio of provision for loan losses to net charge-off	64.91%	113.70%	49.55%	67.90%	37.82%
Allowance for loan losses to year-end loans	1.18%	1.31%	1.35%	1.69%	1.91%

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

	2016	2015	2014	2013	2012
	(Amounts in thousands)

Non-performing loans	$3,999	$9,456	$11,666	$10,986	$10,550

Non-accrual loans	$3,999	$9,456	$11,644	$10,984	$10,544

Loans past-due 90 days and more and still accruing	$2,210	$-	$22	$2	$6

Interest income lost on non-accruing loans	$356	$449	$618	$620	$725

 The allowance for loan losses to total loans decreased from 1.31% to 1.18% during 2016. This was primarily due to loans being transferred into OREO and/or liquidated and subsequently written down to current market values out of specific reserves allocated to such loans. Additionally it was due to two large loans in the Company's Southwest VA market that were charged off in the second quarter of 2016. The Company foreclosed and sold its largest non-performing loan in December of 2016. This relationship totaling $2,210 is reflected above as 90 days past due and accruing. The property was sold at foreclosure and the Company received payoff funds including interest on January 19, 2017.

It is management's opinion that at December 31, 2016, the allowance for loan losses was determined to be in accordance with US generally accepted accounting principles and is adequate. The allowance for loan losses is reviewed and approved quarterly by the Board of Directors.

Allocation of the allowance for loan losses

The following table provides an allocation of the allowance for loan losses at December 31, 2016, 2015, 2014, 2013 and 2012.

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2016			2015			2014
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$371	7.68%	45.49%	$654	11.57%	44.88%	$995	18.17%	45.83%
Multifamily		0.00	5.51		0.00	5.52	20	0.37	5.18
Construction and Land Loans	21	0.44	3.89	37	0.66	4.43	87	1.59	4.54
Commercial – Owner Occupied	1,339	27.73	17.64	1,012	17.90	16.87	409	7.47	17.35
Commercial Non Owner Occupied	445	9.21	7.02	748	13.23	8.78	1,063	19.41	7.89
Second Mortgages	15	0.31	1.69	43	0.76	1.89	67	1.22	1.98
Equity Line of Credit	27	0.56	3.27	20	0.35	1.39	74	1.35	1.60
Farmland	16	0.33	2.97	7	0.12	2.61	12	0.22	2.02

Personal	802	16.61	4.32	704	12.45	4.80	665	12.14	5.13
Commercial	484	10.02	7.31	798	14.11	8.12	852	15.55	7.75
Agricultural	51	1.06	0.85	88	1.56	0.68	130	2.37	0.66

Overdrafts	-	-	0.04	-	-	0.03	-	-	0.07
Unallocated	1,258	26.05	-	1,543	27.29	-	1,103	20.14	-

Total	$4,829	100.00%	100.00%	$5,654	100.00%	100.00%	$5,477	100.00%	100.00%

	December 31, Percent of Loans on each Category (Dollars in Thousands)
	2013			2012
	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans	Allowance for Loan Loss	Percentage of Total Allowance	Percentage of Total Loans
Residential 1-4 Family	$975	14.29%	43.49%	$1,242	16.67%	42.90%
Multifamily	143	2.09	5.09	280	3.76	4.44
Construction and Land Loans	230	3.37	4.58	823	11.05	4.90
Commercial – Owner Occupied	1,029	15.08	17.66	1,039	13.95	16.50
Commercial Non Owner Occupied	1,415	20.73	9.18	1,075	14.43	9.09
Second Mortgages	153	2.24	1.96	161	2.16	2.38
Equity Line of Credit	50	0.73	1.95	30	0.40	2.12
Farmland	65	0.95	2.31	97	1.30	2.86

Personal	483	7.08	5.06	486	6.53	5.72
Commercial	1,193	17.48	7.81	1,530	20.54	20.54
Agricultural	71	1.04	0.83	-	-	-

Overdrafts	-	-	0.08	-	-	-
Unallocated	1,018	14.92	-	686	9.21	9.21

Total	$6,825	100.00%	100.00%	$7,449	100.00%	100.00%

Financial Condition

Balance Sheet
(dollar amounts in thousands)

Total assets of the Company decreased slightly by $4,304 or 0.70% in 2016.  Average interest earning assets decreased approximately $722 from 2015. The Company's current strategy over the next couple of years is to moderately grow loans using existing federal funds sold, cash on hand or new deposits. Average interest bearing liabilities decreased by $9,888 from 2015. The Company plans on paying off three high rate FHLB borrowings that mature in 2017 from existing cash on hand and / or new deposits. Total deposits decreased $5,043 or 1.02% as the Company continued to see a decline in time deposits.

Loans
(dollar amounts in thousands)

Loans net of unearned income and deferred fees decreased by $22,416 or 5.19% in 2016. The majority of this decrease was due to the Company's transition to more stringent underwriting standards as well as its focus to reduce its non-performing loans. Non-accrual loans declined $5,457 during 2016.

Prior to the economic downturn, the Company's portfolio of commercial, construction and land development loans had experienced significant growth. As construction and commercial lending has slowed significantly in the last seven years, a diligent effort has been made to concentrate on permanent financing for residential mortgages and home equity lines of credit.

The Company has also implemented a separate credit analysis department to review larger loan requests, typically loan requests in excess of $250,000. This department operates separately from the loan origination arm of the Bank and completes independent and unbiased reviews of each new loan request. The senior officer of this department meets at least quarterly with the Loan Committee of the Board of Directors.

Loan Portfolio

The table below classifies gross loans by major category and percentage distribution at December 31, for each of the past five years:

	December 31, (Dollars in thousands)
	2016		2015		2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Real Estate Secured:
Residential 1-4 family	$186,695	45.49%	$194,287	44.88%	$186,829	45.83%	$175,860	43.49%	$167,777	42.90%
Multi-family	22,630	5.51	23,895	5.52	21,131	5.18	20,592	5.09	17,348	4.44
Construction and Land Loans	15,978	3.89	19,163	4.43	18,518	4.54	18,509	4.58	19,161	4.90
Commercial, Owner Occ.	72,383	17.64	73,031	16.87	70,748	17.35	71,459	17.66	64,504	16.50
Commercial, Non Owner Occupied	28,818	7.02	38,025	8.78	32,173	7.89	37,117	9.18	35,536	9.09
Second Mortgages	6,934	1.69	8,169	1.89	8,075	1.97	7,934	1.96	9,298	2.38
Equity Lines of Credit	13,395	3.27	6,000	1.39	6,499	1.60	7,884	1.95	8,287	2.12
Farmland	12,194	2.97	11,283	2.61	8,246	2.02	9,322	2.31	11,180	2.86
	$359,027	87.48%	$373,853	86.37%	$352,219	86.39%	$347,677	86.22%	$333,091	85.19%

Secured, Other and Unsecured
Personal	$17,745	4.32	$20,775	4.80%	$20,901	5.13%	$20,472	5.06%	$22,358	5.72%
Commercial	29,977	7.31	35,144	8.12	31,586	7.75	31,575	7.81	31,927	8.15
Agricultural	3,490	0.85	2,959	0.68	2,683	0.66	3,376	0.83	3,372	0.86
	$51,212	12.48	$58,878	13.60%	$55,170	13.54%	$55,423	13.70%	$57,657	14.73%

Overdrafts	$142	0.04	$139	0.03%	$285	0.07%	$304	0.08%	$297	0.08%

Loans, gross	$410,381	100.00%	$432,870	100.00%	$407,674	100.00%	$404,404	100.00%	$391,045	100.00%

The following table shows the maturity of loans outstanding, inclusive of expected prepayments and contractual amortization, at December 31,
2016:

	December 31, 2016 (Amounts in Thousands)
	Within One Year		After One Year But Within Five Years		After Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating	Total

Real Estate Secured:
Residential 1-4 Family	$33,229	$12,165	$73,621	$31,441	$22,092	$14,147	$186,695
Multi-family	3,361	1,256	9,089	3,299	3,804	1,821	22,630
Construction and Land Loans	5,593	1,190	4,716	1,156	1,509	1,815	15,979
Commercial , Owner Occupied	15,592	4,430	32,037	5,243	6,846	8,236	72,384
Commercial, Non-Owner Occupied	7,879	1,931	10,904	2,091	2,730	3,284	28,819
Second Mortgages	2,283	1,069	2,603	711	-	267	6,933
Equity Line of Credit	-	2,890	-	8,180	-	2,325	13,395
Farmland	1,314	1,966	5,196	1,385	-	2,334	12,195
Secured, Other and Unsecured
Personal	5,794	3,003	6,620	1,643	-	685	17,745
Commercial	9,707	4,167	15,657	347	-	99	29,977
Agricultural	1,128	484	1,826	40	-	11	3,489
Overdrafts	140	-	-	-	-	-	140

Loans, Gross	$86,020	$34,551	$162,269	$55,536	$36,981	$35,024	$410,381

Foreclosed Assets (Other Real Estate Owned)
(dollar amounts in thousands)

At December 31, 2016 OREO balances were $2,768 and consisted of 22 relationships. At December 31, 2015 OREO balances were $5,694 and consisted of 28 relationships. The following chart details each category type, number of relationships and balance.

OREO Property at 12/31/2016

OREO Description	Number	Balance at 12/31/16
		(in thousands)
Land Development - Vacant Land	9	$597
1-4 Family	6	340
Commercial Real Estate	7	1,831

Total	22	$2,768

OREO Property at 12/31/2015

OREO Description	Number	Balance at 12/31/15
		(in thousands)
Land Development - Vacant Land	11	$1,287
1-4 Family	10	1,295
Commercial Real Estate	7	3,112

Total	28	$5,694

The following table shows the activity related to OREO for the periods ended December 31, 2016 and 2015.

OREO Description	2016	2015

Beginning balance, January 1	$5,694	$6,685
Additions	1,632	4,131
Deletions	(4,558)	(5,122)
Ending Balance, December 31	$2,768	$5,694

The Company's major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, and Boone and Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	December 31, 2016		December 31, 2015

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	4	$153	8	$1,179
Southwest VA and Tri-city TN Area	16	2,525	17	4,248
Boone and Banner Elk NC Area	2	90	3	267

Total	22	$2,768	28	$5,694

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

Securities
(dollar amounts in thousands)

Investment securities available for sale and other investments increased $15,213 (market value) from December 31, 2015 to December 31, 2016.  The Company made a significant number of purchases during 2016 primarily due to the Company's strategy to invest existing overnight funds into higher yielding securities. During 2016, the Company purchased a mix of Municipals, CMOs and MBS. As shown in the table below, for 2016, the average taxable equivalent yield on fixed rate mortgage backed securities was approximately 2.13% versus earning an average yield of 0.48% on overnight funds at the Federal Reserve.

Investment Portfolio

The following tables present the maturity distribution, market value, amortized cost and approximate tax equivalent yield (assuming a 34% federal income tax rate) of the investment portfolio at December 31, 2016 and December 31, 2015.

December 31, 2016	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$-	$-	$9,716	$61,666	2.13%	$71.387	$72,481
Mtg.-backed Sec – variable rate	-	-	2	2,904	1.50	2.906	2,903
State & Municipals– tax exempt	562	358	-	7,134	4.07	8.054	8,375
State & Municipals – taxable	-	1,068	-	3,328	2.61	4.396	4,639
SBA bonds – fixed rate		846	-	7,484	2.23	8,330	8,529
SBA bonds – variable rate	-	-	3	-	1.12	3	3
TOTAL	562	$2,272	$9,721	$82,516		$95,073	$96,930
Total fixed rate securities	$562	$2,272	$9,716	$79,612		$92,164	$94,024
Total variable rate securities	$-	$-	$5	$2,904		$2,909	$2,906

December 31, 2015	(Dollars in Thousands)
	Within One Year	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Yield	Market Value	Amortized Cost
Mortgage-backed Sec – fixed rate	$-	$-	$6,877	$49,250	1.84%	$56,127	$56,395
Mtg.-backed Sec – variable rate	-	-	3	6,464	1.03	6,467	6,517
State & Municipals – tax exempt	-	376	-	4,973	6.46	5,349	5,239
State & Municipals – taxable	-	1,096	-	512	2.00	1,608	1,594
SBA bonds – fixed rate		1,192	-	9,110	1.94	10,302	10,487
SBA bonds – variable rate	-	-	7	-	0.83	7	7
TOTAL	-	$2,664	$6,887	$70,309		$79,860	$80,239
Total fixed rate securities	$-	$2,664	$6,887	$63,845		$73,386	$73,715
Total variable rate securities	$-	$-	$10	$6,464		$6,474	$6,524

Mortgage backed securities / CMOs- All of the MBS / CMOs listed above are agency (FHLMC, FNMA, GNMA) issues. The Company does not hold any non-agency mortgage backed securities.

State and Municipals - A breakdown of the Company's municipal bond portfolio at December 31, 2016 is shown in the following table segregated by credit rating (Moody's or S & P).

Moody's	S&P	Amortized Cost
Aaa	AAA	$ 643
Aa	AA	$ 9,741
A	A	$ 1,805
Baa	BBB	$ 75
NR	NR	$ 750
TOTAL		$ 13,014

Both of the above non-rated securities were rated investment grade when purchased by the Company. Due to the financial crisis, a significant number of municipal bonds are no longer rated by the various rating agencies, even though they do have underlying credit support. One of the two remaining non-rated munis above totaling $750 thousand has had a subsequent parity issue that has been rated investment grade. The Company performs periodic credit reviews on any non-rated munis that additionally have not had a subsequent parity issued currently rated "investment grade."

SBA Pools - All of the SBA pools owned by the Company have the full faith and credit of the US government and carry a zero risk weighting.

Deposits / Funding
(dollar amounts in thousands)

Total deposits decreased by $5,043 or 1.02% in 2016. Non-interest bearing demand deposits increased by $4,854. Interest bearing demand deposits increased by $4,356. Total time deposits decreased by $15,163. Savings accounts increased by $6,168 during the year. The decrease in time deposits is primarily a result of the Company's actions to reduce its higher cost CD's in an effort to lower its overall cost of funds. The Company has experienced a significant increase in demand deposits.

Prior to the economic downturn, the Company over the years used its alternative funding sources (primarily FHLB advances) to help facilitate growth.  As of December 31, 2016, the Company had $67,698 of FHLB borrowings. The Company secures the FHLB advances with a selected group of residential mortgage loans and commercial real estate loans as well as a specific group of securities available for sale.

The following table provides a breakdown of deposits at December 31 as indicated:

	December 31,
	(Dollars in Thousands)
	2016	2015

Non-interest bearing demand deposits	$ 134,488	$ 129,634
Interest bearing demand deposits	124,143	119,787
Savings deposits	90,686	89,776
Time deposits	140,552	155,715
Total Deposits	$ 489,869	$ 494,912

The average daily amount of deposits and rates paid on such deposits is summarized for the periods indicated in the following table:

	Year Ended December 31, (Dollars in Thousands)
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$ 127,141	0.00%	$ 120,459	0.00%	$ 112,070	0.00%
Interest-bearing demand deposits	119,122	0.35	119,838	0.42	112,511	0.41
Savings deposits	91,407	0.10	86,520	0.20	83,502	0.24
Time deposits	149,027	0.86	163,032	0.92	178,036	1.05
Total	$ 486,697		$ 489,849		$ 486,119

The remaining maturities of time deposits greater than or equal to $100,000 at December 31, 2016 are as follows (Amounts in thousands):

Maturity	Amount
3 months or less	$ 6,027
Over 3 months through 6 months	7,223
Over 6 months through 12 months	4,359
Over 12 months	26,134
Total	$ 43,743

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

Management of the Bank continuously monitors and plans the Bank's liquidity position for the future. Liquidity is provided from cash and due from banks, federal funds sold, loan and investment security payments, core deposits, the national certificate of deposit market, lines of credit with correspondent banks and lines of credit with the Federal Home Loan Bank. Management believes that the current cash on hand and other sources of funds provide sufficient and timely liquidity for the foreseeable future. The Bank currently has approximately $56,000,000 of available credit with the FHLB and approximately $5,000,000 of available credit with a correspondent bank. The Bank also as of December 31, 2016 has $62,300,000 (market value) in unencumbered securities available for sale.

The Company's liquidity ultimately depends on dividends paid by the Bank, its wholly owned subsidiary.  The Company and the Bank are currently prohibited from paying a dividend without the prior approval of the Federal Reserve Bank.

On April 16, 2014, management and board of directors of Highlands Bankshares, Inc. announced the completion of a $16,525,000 private placement capital raise. Purchasers in the private placement included outside investors, as well as certain directors and executive officers of the Company. The Company sold 2,673,249 newly issued shares of the Company's common stock at $3.50 per share, and 2,048,179 shares of Series-A convertible perpetual preferred stock at $3.50 per share. The private placement was disclosed on Form 8-K on April 16, 2014. The Company immediately paid off a Holding Company Loan in the amount of $3,440,00 to Community Bankers Bank on April 16, 2014 with the funds received from the capital raise. The Company also paid off the remaining $3,150,000 of its trust preferred securities including accrued interest. The payoff totaling $4,802 was completed on July 15, 2014. The Company down-streamed to the subsidiary Bank in June 2014 $7,500,000 of funds received from the capital raise. During the third quarter of 2014, the Company also conducted a rights offering to its existing shareholders other than directors and executive officers. The Company raised a total of $556,000 as a result of the offering. The Company immediately down-streamed $400,000 of the $556,000 to the Bank in September of 2014. In October 2014, one of the private placement purchasers, TNH Financial Fund, LP, purchased another $183,000 of common and preferred stock which allowed them to maintain the same ownership percentage that was held immediately prior to the rights offering. Net proceeds received from the private placement issues and rights offering totaled $16,123,000. In January of 2016, the Company's CEO, Timothy K. Schools purchased 235,294 shares of the Company's common stock at a price of $4.25 per share in a private placement as disclosed on Form 4 on January 12, 2016.  In February 2016, two of the private placement purchasers participating in the capital raise in 2014, MFP Partners LP and Deerhill Pond Investment Partners, LP, each purchased another 12,744 shares of common stock at $4.25 per share which allowed them to maintain the same ownership percentage that was held immediately prior to the Mr. Schools' purchase. These proceeds were also down-streamed to the Bank.

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

See Note 16 of Notes to Consolidated Financial Statements for information relating to Off-Balance Sheet Arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8. Financial Statements and Supplementary Data

The following financial statements are incorporated by reference from the Consolidated Financial Report to Shareholders for the fiscal year ended December 31, 2016 which is attached as Exhibit 13.1 to this report:

Report of Independent Registered Public Accounting Firm on the Financial Statements;
Consolidated Balance Sheets as of December 31, 2016 and 2015;
Consolidated Statements of Income for the years ended December 31, 2016 and 2015;
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015;
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016 and 2015;
Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and
Notes to Consolidated Financial Statements for December 31, 2016

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
On an on-going basis, senior management monitors and reviews the internal controls established for the various operating activities of the Company. Additionally, the Company has created a Disclosure Review Committee to review not only internal controls but the information used by Company's financial officers to prepare the Company's periodic SEC filings and corresponding financial statements. The Committee is comprised of the Senior Management Team of the Company and meets at least quarterly.  Internal audits conducted by the Company's internal auditing firm are also reviewed by senior officers to assist them in assessing the adequacy of the Company's internal control structure. These audits are also discussed in detail with the Company's Audit Committee.
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

Management's Annual Report on Internal Control over Financial Reporting is incorporated by  reference from the Consolidated Financial Report to Shareholders for the fiscal year ended December 31, 2016, which is attached as Exhibit 13.1 th this report.

There were not any changes in the Company's internal controls over financial reporting during the fourth fiscal quarter of the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III.

Item 10.  Directors, Executive Officers and Corporate Governance

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "The Nominees," "Executive Officers Who Are Not Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "The Board of Directors and its Committees" and "Code of Ethics" in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings  "Executive Compensation" in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Security Ownership of Management and Certain Beneficial Owners" in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated herein by reference.

The following table sets forth information as of December 31, 2016, with respect to compensation plans under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (a)

Equity Compensation Plans Approved by Shareholders	-	-	-

Equity Compensation Plans Not Approved by Shareholders (b)	-	-	-

Total	-	-	-

(a)	Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.
(b)
On September 13, 2006, the Board of Directors of the Company approved the Highlands Bankshares, Inc. 2006 Equity Compensation Plan (the Plan).  The Plan authorizes the Personnel and Compensation Committee (the Committee) of the Board of Directors to grant options, stock appreciation rights, stock awards and stock units to directors, officers, key employees, consultants and advisors to the Company and its subsidiaries who are designated by the Committee.  The Company is authorized to issue under the Plan up to 200,000 shares of its Common Stock.  Generally, if an award is forfeited, expires or terminates, the shares allocated to that award under the Plan may be reallocated to new awards under the Plan.  Shares surrendered pursuant to the exercise of a stock option or other award or in satisfaction of tax withholding requirements under the Plan may also be reallocated to other awards.  Effective September 6, 2016, the Company and Timothy K. Schools, the Company's President and Chief Executive Officer, executed an amendment to Mr. Schools' employment agreement. The amendment provides for the grant of 86,667 restricted shares of the Company's common stock authorized and issued under the 2006 Plan. The Restricted Shares will vest 50% on the first anniversary of the Award Date and 50% on the second anniversary of the Award Date. The restricted shares will be expensed over the 2 year vesting period based on the grant date fair value of the shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Transactions with Related Parties" and "The Board of Directors and its Committees" in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Services and Fees" and "Pre-Approved Policies and Procedures" in the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is incorporated herein by reference.

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
10.6
Highlands Union Bank 1995 Stock Option Plan, attached as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference.

10.7
Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference.

10.8
Written Agreement, dated October 13, 2010, between Highlands Bankshares, Inc., Highlands Union Bank and the Federal Reserve Bank of Richmond, attached as Exhibit 10.1 to the Current Report on  Form 8-K, File No. 000-27622, filed with the  Commission on October 19, 2010, incorporated herein by reference.

10.9 .
Employment Agreement, dated December 9, 2015, between Highlands Bankshares,  Inc., and Timothy K. Schools, attached as Exhibit 10.1 to the Current Report on Form 8-k, File No. 000-27622, filed with the Commission on December 14, 2015, incorporated herein by reference

10.10
First Amendment to Employment Agreement between Highlands Bankshares, Inc. and Timothy K. Schools, dated September 6, 2016, attached as Exhibit 10.1 to the Current Report  on Form 8-k, File No. 000-27622, filed with the Commission on September 22, 2016, incorporated herein by reference.

10.11
Restricted Stock Award Agreement between Highlands Bankshares, Inc. and Timothy K. Schools, dated September 6, 2016, attached as Exhibit 10.2 to the Current Report  on Form 8-k, File No. 000-27622, filed with the Commission on September 22, 2016, incorporated herein by reference.

10.12
Consulting Agreement, dated February 15, 2016, between Highlands Bankshares, Inc., and Samuel L. Neese, attached as Exhibit 10.1 to the Current Report on Form 8-k, File No. 000-27622, filed with the Commission on February 19, 2016, incorporated herein by reference.

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

101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

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

HIGHLANDS BANKSHARES, INC.

March 30, 2017	By:	/s/ Timothy K. Schools
Timothy K. Schools
Chief Executive Officer

	By:	/s/ James R. Edmondson
James R. Edmondson
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated on March 30, 2017.

Signature	Title	Date

/s/ Dr. James D. Moore, Jr.	Chairman of the Board, and Director	March 30, 2017
Dr. James D. Moore, Jr.

/s/ Timothy K. Schools	Chief Executive Officer (principal executive officer), and Director	March 30, 2017
Timothy K. Schools

/s/ James R. Edmondson	Chief Financial Officer (principal accounting officer)	March 30, 2017
James R. Edmondson

/s/ E. Craig Kendrick	Director	March 30, 2017
E. Craig Kendrick

/s/ Charles P. Olinger	Director	March 30, 2017
Charles P. Olinger

/s/ H. Ramsey White, Jr.	Director	March 30, 2017
H. Ramsey White, Jr.

/s/ Edward M. Rosinus	Director	March 30, 2017
Edward M. Rosinus

/s/ Jon C. Lundberg	Director	March 30, 2017
Jon C. Lundberg

EXHIBIT INDEX

Exhibit No. Description

3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
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
10.6
Highlands Union Bank 1995 Stock Option Plan, attached as Exhibit 10.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference.

10.7
Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference.

10.8
Written Agreement, dated October 13, 2010, between Highlands Bankshares, Inc., Highlands Union Bank and the Federal Reserve Bank of Richmond, attached as Exhibit 10.1 to the Current Report on  Form 8-K, File No. 000-27622, filed with the  Commission on October 19, 2010, incorporated herein by reference.

10.9 .
Employment Agreement, dated December 9, 2015, between Highlands Bankshares,  Inc., and Timothy K. Schools, attached as Exhibit 10.1 to the Current Report on Form 8-k, File No. 000-27622, filed with the Commission on December 14, 2015, incorporated herein by reference

10.10
First Amendment to Employment Agreement between Highlands Bankshares, Inc. and Timothy K. Schools, dated September 6, 2016, attached as Exhibit 10.1 to the Current Report  on Form 8-k, File No. 000-27622, filed with the Commission on September 22, 2016, incorporated herein by reference.

10.11
Restricted Stock Award Agreement between Highlands Bankshares, Inc. and Timothy K. Schools, dated September 6, 2016, attached as Exhibit 10.2 to the Current Report  on Form 8-k, File No. 000-27622, filed with the Commission on September 22, 2016, incorporated herein by reference.

10.12
Consulting Agreement, dated February 15, 2016, between Highlands Bankshares, Inc., and Samuel L. Neese, attached as Exhibit 10.1 to the Current Report on Form 8-k, File No. 000-27622, filed with the Commission on February 19, 2016, incorporated herein by reference.

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

101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).