Form 10-Q
period 2017-05-10
HIGHLANDS BANKSHARES INC /VA/
filed 2017-05-10
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ X ]        No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐  Accelerated filer  ☐Non-accelerated filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☑ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

8,199,228 shares of common stock, par value $0.625 per share, outstanding as of May 10, 2017

Highlands Bankshares, Inc.

FORM 10-Q
For the Quarter Ended March 31, 2017

PART I.
FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) March 31, 2017	(Note 1) December 31, 2016
ASSETS
Cash and due from banks	$ 22,122	$ 27,391
Federal funds sold	34,066	22,994

Total Cash and Cash Equivalents	56,188	50,385

Investment securities available for sale (amortized cost $98,149 at March 31, 2017, $96,930 at December 31, 2016)	96,384	95,073
Other investments, at cost	6,385	6,637
Loans Held for Sale	3,063	1,255
Loans, net of allowance for loan losses of $4,728 at March 31, 2017, $4,829 at December 31, 2016	404,383	404,838
Premises and equipment, net	17,843	17,814
Real Estate held for Sale	1,662	1,680
Deferred tax assets	12,519	12,989
Interest receivable	1,845	2,047
Bank owned life Insurance	14,409	14,314
Other real estate owned	2,741	2,768
Other assets	2,114	2,878

Total Assets	$ 619,536	$ 612,678

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
Non-interest bearing	$ 140,616	$ 134,488
Interest bearing	354,851	355,381

Total Deposits	495,467	489,869

Interest, taxes and other liabilities	1,477	1,353
Other short-term borrowings	27,552	27,552
Long-term debt	40,133	40,146

Total Other Liabilities	69,162	69,051

Total Liabilities	564,629	558,920

STOCKHOLDERS' EQUITY
Common stock (8,199 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	5,124	5.124
Preferred Stock (2,092 shares issued and outstanding)	4,184	4,184
Additional paid-in capital	18,946	18.891
Retained earnings	27,817	26,785
Accumulated other comprehensive income	(1,164)	(1.226)
Total Stockholders' Equity	54,907	53,758

Total Liabilities and Stockholders' Equity	$ 619,536	$ 612,678

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
INTEREST INCOME
Loans receivable and fees on loans	$ 5,049	$ 5,478
Securities available for sale:
Taxable	435	297
Exempt from taxable income	86	78
Other investment income	61	57
Federal funds sold	50	26

Total Interest Income	5,681	5,936

INTEREST EXPENSE
Deposits	446	453
Other borrowed funds	585	592

Total Interest Expense	1,031	1,045

Net Interest Income	4,650	4,891

Provision for Loan Losses	17	224

Net Interest Income after Provision for Loan Losses	4,633	4,667

NON-INTEREST INCOME
Mortgage Banking Income	226	-
Securities gains, net	-	35
Service charges on deposit accounts	397	398
Other service charges, commissions and fees	498	441
Other operating income	166	284

Total Non-Interest Income	1,287	1,158

NON-INTEREST EXPENSE
Salaries and employee benefits	2,493	2,919
Occupancy expense of bank premises	323	313
Furniture and equipment expense	346	351
Other operating expense	1,267	1,302
Foreclosed Assets – Write-down and Operating Expenses	20	219

Total Non-Interest Expense	4,449	5,104

Income Before Income Taxes	1,471	721

Income Tax Expense (Note 3)	439	191

Net Income	$ 1,032	$ 530

Basic Earnings Per Common Share (Note 6)	$ 0.13	$ 0.07

Earnings Per Common Share – Assuming Dilution	$ 0.10	$ 0.05

Dividends Per Share	$ -	$ -

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Net Income	$ 1,032	$ 530

Other Comprehensive Income
Unrealized gains on securities during the period	94	880
Less: reclassification adjustment for (gains) included in net income	-	(35)
Other Comprehensive Income, before tax	94	845
Income tax expense related to other comprehensive income	32	287
Other Comprehensive Income	62	558
Comprehensive Income	$ 1,094	$ 1,088

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,032	$530
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	17	224
Depreciation and amortization	241	243
Net realized gains on available for sale securities	-	(35)
Net amortization on securities	163	221
Restricted Stock Expense	55	-
Origination of Loans held for sale	(7,386)	-
Proceeds from loans held for sale	5,578	-
(Increase) decrease in interest receivable	202	(50)
Valuation adjustment of other real estate owned	-	166
Decrease in other assets	1,266	1,010
Increase in interest, taxes and other liabilities	124	479

Net cash provided by operating activities	1,292	2,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	-	11,549
Proceeds from maturities of securities	3,910	3,457
Purchase of debt and equity securities	(5,293)	(18,082)
(Purchases) redemptions of other investments	252	(19)
Net decrease in loans	212	3,725
Proceeds from sales of other real estate owned	255	328
Proceeds from cash surrender value of life insurance	-	93
Premises and equipment expenditures	(410)	(114)

Net cash provided by (used in) investing activities	(1,074)	937

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(1,966)	(3,890)
Net increase in demand, savings and other deposits	7,564	2,075
Decrease in short-term borrowings	-	(1)
Decrease in long-term debt	(13)	(12)
Issuance of common stock	-	1,110

Net cash provided by (used in) financing activities	5,585	(718)

Net increase in cash and cash equivalents	5,803	3,007
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,385	46,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,188	$49,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,047	$1,059
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	$228	$153
Loans originated from sales of other real estate owned	$-	$10

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common Stock Shares	Par Value	Preferred Stock Shares	Preferred Stock Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity
Balance December 31, 2015 .	7,851	$4,907	2,092	$4,184	$17,944	$26,773	$(248)	$53,560
Net Income						530		530
Issuance of Common Stock	262	163			947			1,110
Other Comprehensive Income							558	558
Balance March 31, 2016 .	8,113	$5,070	2,092	$4,184	$18,891	$27,303	$310	$55,758

Balance December 31, 2016	8,199	$5,124	2,092	$4,184	$18,891	$26,785	$(1,226)	$53,758
Net Income						1,032		1,032
Other Comprehensive Income							62	62
Compensation Expense on Restricted Stock					55			55
Balance March 31, 2017	8,199	$5,124	2,092	$4,184	$18,946	$27,817	$(1,164)	$54,907

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2016 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2016 Form 10-K. The results of operations for the three-month period ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2  -  Loans and Allowance for Loan Losses  (amounts in thousands)
 The composition of net loans is as follows:

	March 31, 2017	December 31, 2016
Real Estate Secured:
Residential 1-4 family	$ 183,080	$ 186,695
Multifamily	22,723	22,630
Construction and Land Loans	16,521	15,978
Commercial, Owner Occupied	69,298	72,383
Commercial, Non-owner occupied	29,404	28,818
Second mortgages	6,195	6,934
Equity lines of credit	19,882	13,395
Farmland	12,283	12,194
	359,386	359,027

Secured (other) and unsecured
Personal	16,777	17,745
Commercial	30,238	29,977
Agricultural	3,169	3,490
	50,184	51,212

Overdrafts	260	142

	409,830	410,381
Less:
Allowance for loan losses	4,728	4,829
Net deferred fees	719	714
	5,447	5,543

Loans, net	$ 404,383	$ 404,838

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of March 31, 2017

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 388	$ 39	$ 819	$ 1,246	$ 181,834	$ 183,080	$ -
Equity lines of credit	-	-	10	10	19,872	19,882	-
Multifamily	-	-	-	-	22,723	22,723	-
Farmland	411	-	193	604	11,679	12,283	-
Construction, Land Development, Other Land Loans	143	-	-	143	16,378	16,521	-
Commercial Real Estate- Owner Occupied	-	-	1,643	1,643	67,655	69,298	-
Commercial Real Estate- Non Owner Occupied	-	-	346	346	29,058	29,404	-
Second Mortgages	-	-	18	18	6,177	6,195	-
Non Real Estate Secured
Personal	115	30	26	171	16,866	17,037	-
Commercial	40	38	397	475	29,763	30,238	-
Agricultural	-	-	-	-	3,169	3,169	-

Total	$ 1,097	$ 107	$ 3,452	$ 4,656	$ 405,174	$ 409,830	$ -

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table is an analysis of past due loans as of December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing

Real Estate Secured
Residential 1-4 family	$ 841	$ 242	$ 1,000	$ 2,083	$ 184,612	$ 186,695	$ -
Equity lines of credit	-	30	10	40	13,355	13,395	-
Multifamily	-	-	-	-	22,630	22,630	-
Farmland	-	47	564	611	11,583	12,194	-
Construction, Land Development, Other Land Loans	39	-	-	39	15,939	15,978	-
Commercial Real Estate- Owner Occupied	14	-	3,868	3,882	68,501	72,383	2,210
Commercial Real Estate- Non Owner Occupied	-	-	-	-	28,818	28,818	-
Second Mortgages	160	1	18	179	6,755	6,934	-
Non Real Estate Secured
Personal	118	23	12	153	17,734	17,887	-
Commercial	142	54	462	658	29,319	29,977	-
Agricultural	-	7	-	7	3,483	3,490	-

Total	$ 1,314	$ 404	$ 5,934	$ 7,652	$ 402,729	$ 410,381	$ 2,210

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

The following is a summary of non-accrual loans at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Real Estate Secured
Residential 1-4 Family	$ 819	$ 1,275
Multifamily	-	-
Construction and Land Loans	-	-
Commercial-Owner Occupied	1,643	1,658
Commercial- Non Owner Occupied	346	-
Second Mortgages	18	18
Equity Lines of Credit	10	10
Farmland	193	564
Secured (other) and Unsecured
Personal	26	12
Commercial	397	462
Agricultural	-	-

Total	$ 3,452	$ 3,999

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of March 31, 2017.

	Number	03/31/17 Balance
Residential real estate in the process of foreclosure	4	$ 678
Foreclosed residential real estate	6	$ 334

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at March 31, 2017 and December 31, 2016.  The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

Credit Risk Profile by Internally Assigned Grade as of March 31, 2017

Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	32,409	-	18	1,714	3,823	363
Satisfactory	102,826	18,147	7,955	5,129	36,625	16,799
Acceptable	40,789	1,716	3,441	7,744	21,838	8,236
Special Mention	3,191	1,880	-	-	4,401	126
Substandard	3,865	980	869	1,934	2,611	3,880
Doubtful	-	-	-	-	-	-

Total	$ 183,080	$ 22,723	$ 12,283	$ 16,521	$ 69,298	$ 29,404

Credit Risk Profile by Internally Assigned Grade as of December 31, 2016
Grade (1)	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied

Quality	$ 32,054	$ -	$ 19	$ 1,941	$ 3,686	$ 387
Satisfactory	106,154	18,335	7,823	5,969	36,806	15,198
Acceptable	41,369	1,410	3,474	5,961	22,767	5,119
Special Mention	3,399	1,896	-	-	4,435	4,221
Substandard	3,719	989	878	2,107	4,689	3,893
Doubtful	-	-	-	-	-	-

Total	$ 186,695	$ 22,630	$ 12,194	$ 15,978	$ 72,383	$ 28,818

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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:
•	Injection of capital
•	Alternative financing
•	Liquidation of assets or the pledging of additional collateral.
Credit Risk Profile based on payment activity as of March 31, 2017

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 17,011	$ 26,049	$ 29,841	$ 3,169
Nonperforming (>90 days past due)	26	28	397	-

Total	$ 17,037	$ 26,077	$ 30,238	$ 3,169

Credit Risk Profile based on payment activity as of December 31, 2016

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate

Performing	$ 17,875	$ 20,301	$ 29,515	$ 3,490
Nonperforming (>90 days past due)	12	28	462	-

Total	$ 17,887	$ 20,329	$ 29,977	$ 3,490

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank's impaired loans at March 31, 2017:
March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance
Real Estate Secured
Residential 1-4 family	$ 5,699	$ 5,699	$ -	$ 5,273	$ 70
Equity lines of credit	-	-	-	12	-
Multifamily	980	980	-	984	13
Farmland	582	582	-	633	13
Construction, Land Development, Other Land Loans	1,536	1,536	-	1,638	23
Commercial Real Estate- Owner Occupied	826	826	-	3,314	5
Commercial Real Estate- Non Owner Occupied	346	346	-	1,114	-
Second Mortgages	64	64	-	125	1
Non Real Estate Secured
Personal /Consumer	-	-	-	7	-
Commercial	-	-	-	21	-
Agricultural	-	-	-	-	-

Total	$ 10,033	$ 10,033	$ -	$ 13,121	$ 125

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 697	$ 697	$ 47	$ 578	$ 7
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	191	191	20	191	2
Construction, Land Development, Other Land Loans	366	366	20	366	6
Commercial Real Estate- Owner Occupied	3,437	4,437	960	2,288	49
Commercial Real Estate- Non Owner Occupied	3,879	3,879	768	2,944	46
Second Mortgages	-	-	-	9	-
Non Real Estate Secured
Personal /Consumer	-	-	-	25	-
Commercial	466	466	280	550	1
Agricultural	-	-	-	-	-

Total	$ 9,036	$ 10,036	$ 2,095	$ 6,951	$ 111

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables reflect the Bank's impaired loans at December 31, 2016:

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no Related Allowance
Real Estate Secured
Residential 1-4 family	$ 4,848	$ 4,848	$ -	$ 5,963	$ 200
Equity lines of credit	25	25	-	38	1
Multifamily	989	989	-	1,005	1
Farmland	685	685	-	750	24
Construction, Land Development, Other Land Loans	1,741	1,741	-	1,643	114
Commercial Real Estate- Owner Occupied	5,802	5,802	-	5,685	390
Commercial Real Estate- Non Owner Occupied	1,883	1,883	-	941	39
Second Mortgages	186	186	-	292	8
Non Real Estate Secured
Personal	14	14	-	41	1
Commercial	43	43	-	179	3
Agricultural	-	-	-	-	-

Total	$ 16,216	$ 16,216	$ -	$ 16,537	$ 781

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate Secured
Residential 1-4 family	$ 460	$ 460	$ 36	$ 1,153	$ 14
Equity lines of credit	-	-	-	-	-
Multifamily	-	-	-	-	-
Farmland	192	192	16	96	11
Construction, Land Development, Other Land Loans	366	366	20	406	22
Commercial Real Estate- Owner Occupied	1,139	2,139	558	1,629
Commercial Real Estate- Non Owner Occupied	2,009	2,009	314	1,947	41
Second Mortgages	18	18	9	18	-
Non Real Estate Secured
Personal	51	51	29	82	3
Commercial	634	634	365	652	16
Agricultural	-	-	-	-	-

Total	$ 4,869	$ 5,869	$ 1,347	$ 5,983	$ 107

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of March 31, 2017 and March 31, 2016.

Three months ended March 31, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2016	$ 371	$ -	$ 21	$ 1,339	$ 445	$ 15	$ 27	$ 16	$ 802	$ 535	$ 1,258	$ 4,829
Provision for Credit Losses	(16)	-	(1)	350	403	(11)	4	37	204	(99)	(854)	17
Charge-offs	14	-	-	-	-	-	-	-	79	59	-	152
Recoveries	(3)	-	(1)	-	(1)	-	-	(1)	(25)	(3)	-	(34)
Net Charge-offs	11	-	(1)	-	(1)	-	-	(1)	54	56	-	118
Ending Balance March 31, 2017	344	-	21	1,689	849	4	31	54	952	380	404	4,728
Ending Balance: Individually evaluated for impairment	47	-	20	960	768	-	-	20	-	280	-	2,095
Ending Balance: Collectively evaluated for impairment	297	-	1	729	81	4	31	34	952	100	404	2,633
Loans:
Ending Balance: Individually Evaluated for Impairment	6,396	980	1,902	4,263	4,225	64	-	773	260	466	-	19,329
Ending Balance: Collectively Evaluated for Impairment	176,684	21,743	14,619	65,035	25,179	6,131	19,882	11,510	16,777	32,941	-	390,501
Ending Balance: March 31, 2017	$183,080	$22,723	$16,521	$69,298	$29,404	$6,195	$19,882	$12,283	$17,037	$33,407	-	$409,830

Three months ended March 31, 2016	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance December 31, 2015	$ 654	$ -	$ 37	$ 1,012	$ 748	$ 43	$ 20	$ 7	$ 704	$ 886	$ 1,543	$ 5,654
Provision for Credit Losses	(33)	-	(18)	97	(130)	40	(3)	(1)	(94)	60	306	224
Charge-offs	27	-	-	-	-	-	-	-	139	23	-	189
Recoveries	(1)	-	(2)	-	-	-	(1)	-	(131)	(1)	-	(136)
Net Charge-offs	26	-	(2)	-	-	-	(1)	-	8	22	-	53
Ending Balance March 31, 2016	595	-	21	1,109	618	83	18	6	602	924	1,849	5,825
Ending Balance: Individually evaluated for impairment	228	-	21	925	283	59	-	-	42	599	-	2,157
Ending Balance: Collectively Evaluated for Impairment	367	-	-	184	335	24	18	6	560	325	1,849	3,668
Loans:
Ending Balance: Individually Evaluated for Impairment	8,069	1,009	1,995	7,729	1,878	427	50	812	147	966	-	23,082
Ending Balance: Collectively Evaluated for Impairment	189,709	21,875	15,798	64,343	31,449	7,759	6,230	11,566	20,330	36,792	-	405,851
Ending Balance: March 31, 2016	$197,778	$22,884	$17,793	$72,072	$33,327	$8,186	$6,280	$12,378	$20,477	$37,758	-	$428,933

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March  31, 2017 and December 31, 2016, all of the total impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows. On a quarterly basis, the ALLL methodology begins with the determination of individually impaired loans. All loans that are rated "7" (Doubtful) are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated "6" (Substandard) or are expected to be downgraded to "6", require additional analysis to determine whether they may be impaired. All loans that are rated "5" (Special Mention) are presumed not to be impaired. However, "5" rated loans with the following characteristics warrant further analysis before completing an assessment of impairment:

•	A loan is 60 days or more delinquent on scheduled principal or interest;
•	A loan is presently in an unapproved over advanced position;
•	A loan is newly modified; or,
•	A loan is expected to be modified.

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $11,773 and $12,660 of loans categorized as troubled debt restructurings as of March 31, 2017 and December 31, 2016, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following tables summarize the troubled debt restructurings during the three months ended March 31, 2017 and 2016.
There were no new TDRs in the first quarter of 2017.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Troubled Debt Restructurings –Three months ended March 31, 2017 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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
Farmland
Construction, Land Development, Other Land Loans
Commercial Real Estate- Owner Occupied
Commercial Real Estate- Non Owner Occupied
Second Mortgages
Non Real Estate Secured
Personal / Consumer
Business Commercial
Agricultural

Total	-	-	-
Troubled Debt Restructurings All	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Total Restructurings	-	-	-

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The loan review function performs various tasks that are utilized to discover weaknesses within the loan portfolio.  These include annual reviews on loan relationships that are greater than $500.  The relationship review includes a discussion on the collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level.  These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements.  Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC.  The DSC is discounted to determine a "stressed" DSC.  Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a "stressed" loan to value (LTV) ratio.   In addition to annual loan relationship reviews, quarterly reviews on all loan relationships over $100 that are graded Substandard, Doubtful and Loss are also completed.  This quarterly review process is comprised of a shortened version of the full relationship review.  These quarterly reviews include a discussion on personal credit management, DSC and LTV.  In addition to these quarterly reviews of non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list.  These reviews are prepared in the same manner as the quarterly non-pass relationship reviews.  The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Officer or the individual Loan Officer, when deemed appropriate. Other measures taken to determine potential problem relationships include the monthly preparation of the watch list.  During that process, past due loan reports are reviewed, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress.  To be considered as a watch list relationship, distinct characteristics must be exhibited.  These include, but are not limited to late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews.  These reviews target specific segments of the loan portfolio, i.e. credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio that management wishes to have reviewed.  However, currently, the primary emphasis of the loan review function is loan relationship review work, and watch list management.

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

Once the quarterly ALLL is computed, the calculations are reviewed by the Company's Senior Loan Officer, CEO, CFO, and Senior Lending Officers, including Credit Review personnel.  The Company's controller also performs a detailed review of the computations, estimates, etc. included in the ALLL calculation. The ALLL is then reviewed and approved by the Board of Directors.

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

Three-months ended March 31	2017	2016

Loans held for sale at end of period	$3,063	$-
Proceeds from sales of mortgage loans originated for sale	5,578
Gain on sales of mortgage loans originated for sale	$226	-

Note 3  -  Income Taxes

Income tax expense for the three months ended March 31 is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	2017	2016

Tax expense at statutory rate	$500	$245
Reduction in taxes from:
Tax-exempt interest	(29)	(26)
Other, net	(32)	(28)

Income tax expense	$439	$191

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 4  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  On July 7, 2013 the Federal Reserve Board approved Basel III Final Rules to begin implementation January 1, 2015. The desired overall objective of Basel III is to improve the banking sector's ability to absorb shocks arising from financial and economic stress.  The Final Rule includes a new Common Equity Tier 1 (CET1) minimum ratio and raises the Tier 1 Risk Weighted Assets ratio to 6% from 4%.  In addition, the new rules require a bank to maintain a capital conservation buffer of between 2 and 2 ½ % beginning in 2016.  Additionally, the new rules increase the risk weighting of various assets. The new rules will be phased in beginning in 2015 with complete compliance required by 2019.  Generally, the Basel III Final Rule requires banks to maintain higher levels of common equity and regulatory capital. On December 18, 2014, the President of the United States signed into law Public Law 113-250 (the "Act"), which directs the Board of Governors of the Federal Reserve System (Board) to propose revisions to the Small Bank Holding Company Policy Statement (Policy Statement) to raise the total consolidated asset limit in the Policy Statement from $500 million to $1 billion. On February 5, 2015 the Company received notification from the Federal Reserve Bank that it would no longer be required to report holding company consolidated capital ratios. The following tables present the capital ratios for the Bank only.

March 31, 2017
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	12.15%	13.37%	7.80%	12.15%

December 31, 2016
Entity	Tier 1	Total Risk Based	Leverage	CET 1

Highlands Union Bank	11.78%	13.02%	7.59%	11.78%

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 5.  Capital Issuances / Awards

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

Effective September 6, 2016, the Company and Timothy K. Schools, the Company's President and Chief Executive Officer, executed an amendment to Mr. Schools' employment agreement. The amendment provides for the grant of 86,667 restricted shares of the Company's common stock. The Restricted Shares will vest 50% on the first anniversary of the Award Date and 50% on the second anniversary of the Award Date. The restricted shares are being expensed over the 2 year vesting period based on the grant date fair value of the shares.

Note 6 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three months  ended March 31, 2017 and 2016.  During 2014, the Company issued a total of 2,092,287 shares of Series A preferred stock (See Note 5). These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company's common shares. The Series A preferred shares will rank pari passu with the common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. The restricted stock awards issued by the Company to Mr. Schools are also included in the diluted shares total. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

For the three months ended March 31	2017	2016

Income available to common stockholders	$1,032	$530
Weighted average shares outstanding	8,113	8,089
Shares outstanding including assumed conversion	10,292	10,205
Basic earnings per common share	$0.13	$0.07
Fully diluted earnings per share (including convertible preferred shares outstanding and restricted stock)	$0.10	$0.05

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 7 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit. At March 31, 2017, these commitments included: standby letters of credit of $843; equity lines of credit of $15,155; credit card lines of credit of $6,729; commercial real estate, construction and land development commitments of $1,980; and other unused commitments to fund interest earning assets of $21,491.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy.

March 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$ -	$ 12,903	$ -	$ 12,903
Mortgage Backed Securities	-	75,431	-	75,431
SBA Pools	-	8,050	-	8,050
Total AFS Securities	$ -	$ 96,384	$ -	$ 96,384

December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value
Available for Sale Securities
State and Political Subdivisions	$ -	$ 12,451	$ -	$ 12,451
Mortgage Backed Securities	-	74,288	-	74,288
SBA Pools	-	8,334	-	8,334
Total AFS Securities	$ -	$ 95,073	$ -	$ 95,073

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2017 and December 31, 2016, all of the total impaired loans were evaluated based on the fair value of the collateral or the present value of the future cash flows.  The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

Non Recurring – Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, the Company considers loans held for sale as nonrecurring Level 2.

Non Recurring –Other Real Estate Owned  / Repossessions / Real estate held for sale

Other Real Estate Owned and repossessions are adjusted to fair value upon transfer of the loans to Other Real Estate Owned and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or recent appraised values of the collateral which the Company considers as nonrecurring Level 2.  When the current appraised value is not available and /or further discounted below the most recent appraised value less selling costs due to such things as absorption rates and market conditions, the Company records the foreclosed assets within Level 3 of the fair value hierarchy. Real estate held for sale is adjusted to fair value upon transfer from fixed assets or when no longer being used for banking purposes.

The following table summarizes the Company's assets at fair value on a non - recurring basis as of March 31, 2017 and December 31, 2016 segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

March 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$9,036	$9,036
Loans held for Sale		3,063	-	$3 ,063
Repossessions/OREO, net	$-	$-	$2,741	$2,741
Real Estate Held for sale	$-	$-	$1,662	$1,662

December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value
Impaired Loans	$-	$-	$4,869	$4,869
Loans held for sale		1,255	-	1,255
Repossessions/OREO, net	$-	$-	$2,768	$2,768
Real Estate Held for sale	$-	$-	$1,680	$1,680

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	March		Valuation	Unobservable	Range
	12/31/16	3/31/17	Techniques	Input (2)	(Weighted Average)
OREO, net	$2,768	$2,741	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)
Real Estate held for sale	$ 1,680	$ 1,662	Appraisal of collateral (1)	Appraisal adjustments	0% to 50% (40%)
				Liquidation expenses	0% to 10% (8%)
Impaired loans	$4,869	$9,036	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

The carrying amounts and fair values of the Company's financial instruments at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$ 56,188	$ 56,188	$ 50,385	$ 50,385
Securities available for sale	96,384	96,384	95,073	95,073
Other investments	6,385	6,385	6,637	6,637
Loans, net	404,383	404,043	404,838	406,851
Deposits	(495,467)	(427,552)	(489,869)	(422,730)
Other short-term borrowings	(27,552)	(27,781)	(27,552)	(27,958)
Long-term debt	(40,133)	(41,555)	(40,146)	(41,825)

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  9 -Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:
	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 13,455	$ 31	$ 583	$ 12,903
Mortgage backed securities	76,478	86	1,133	75,431
SBA Pools	8,216	4	170	8,050
	$ 98,149	$ 121	$ 1,886	$ 96,384

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$ 13,013	$ 41	$ 603	$ 12,451
Mortgage backed securities	75,384	93	1,189	74,288
SBA Pools	8,533	6	205	8,334
	$ 96,930	$ 140	$ 1,997	$ 95,073

Investment securities available for sale with a carrying value of $31,442 and $33,238 at March 31, 2017 and December 31, 2016 respectively, and a market value of $30,961 and $32,698 at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

The following table presents the age of gross unrealized losses and fair value by investment category:
	March 31, 2017
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$ 9,907	$ 583	$ -	$ -	$ 9,907	$ 583
Mortgage-backed securities	66,109	1,077	1,286	56	67,395	1,133
SBA Pools	7,106	154	554	16	7,660	170

Total	$ 83,122	$ 1,814	$ 1,840	$ 72	$84,962	$ 1,886

	December 31, 2016
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State and political subdivisions	$ 9,191	$ 603	$ -	$ -	$ 9,191	$ 603
Mortgage-backed securities	66,878	1,189	-	-	66,878	1,189
SBA Pools	7,587	205	-	-	7,587	205

Total	$ 83,656	$ 1,997	$ -	$ -	$83,656	$ 1,997

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of March 31, 2017 and December 31, 2016, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at March 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Approximate Market Value

Due in one year or less	$ 555	$ 558
Due after one year through five years	1,431	1,446
Due after five years through ten years	3	3
Due after ten years	19,682	18,946
	21,671	20,953

Mortgage-backed securities	76,478	75,431
	$ 98,149	$ 96,384

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

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note  11 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016. ASU No. 2015-14 issued in August 2015 deferred the effective date of this Update to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The adoption of this ASU is not expected to have a material effect on the Company's current financial position or results of operations; however, it may impact the reporting of future financial statement disclosures.

In January 2016, ASU No. 2016-01 Financial Instruments--Overall (Subtopic 825-10) was issued by the FASB.  The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this ASU to have a material effect on its financial statements.

In June 2016, ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments" was issued by the FASB.   This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income.  The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments.  ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2017, the FASB issued ASU No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost".  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. The quality of the assets further influences the amount of interest income lost on non-accrual loans and the amount of additions to the allowance for loan losses. Highlands Union Insurance Services and Highlands Union Financial Services, which are subsidiaries of Highlands Union Bank, generate fee income by providing insurance and financial service products to its clients. Russell Road Properties, LLC is also an entity in which the Bank has a significant interest and was created to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company.  The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change.  For a discussion of the Company's critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Results of operations for the three-month periods ended March 31, 2017 and March 31, 2016 reflected net income of $1.03 million and $530 thousand, respectively. For the first three months of 2017, provisions for loan loss reserves decreased $207 thousand over the corresponding period in 2016.

Net interest income for the three-month period ended March 31, 2017 decreased $241 thousand or 4.93% compared to the three months ended March 31, 2016 primarily due to the reduction in loan balances compared to the prior period.  Average interest-earning assets decreased $530 thousand from the three-month period ended March 31, 2016 to the current three-month period, while average interest-bearing liabilities decreased $11.47 million over the same period. Average loan balances for the three months ended March 31, 2017 decreased $23.06 million compared to the three month period ended March 31, 2016. Average securities balances increased $15.93 million during the same period. The tax-equivalent yield on average interest-earning assets was 4.22% for the three-month period ended March 31, 2017 representing a decrease of 18 basis points from the same period in 2016.  The average balance of federal funds sold during the quarter was $26.90 million as compared to $22.31 million for quarter ended March 31, 2016. The rate on average interest-bearing liabilities increased 2 basis points to 0.98% for the three-month period ended March 31, 2017 as compared to 0.96% for the same period in 2016.

Total interest income for the three months ended March 31, 2017 was $255 thousand less than the comparable 2016 period due primarily to the decrease in loans as compared to the prior period.

The Company's total interest expense decreased by $14 thousand for the three months ended March 31, 2017 as compared to the same period in 2016.

During the first three months of 2017, the Company's non-interest income increased by $129 thousand over the corresponding period for 2016. During the second quarter of 2016, the Company began originating loans held for sale through its mortgage division, Highlands Home Mortgage. This division originates loans to be sold on a servicing - released basis throughout its branch footprint and also throughout North and South Carolina. Income from the gain on sale of loans totaled $226 during the first quarter of 2017. Other service charges, commissions and fees increased $57 thousand as compared to the first three months of 2016.

Total non-interest expense for the three-month period ended March 31, 2017 decreased $655 thousand from the comparable period in 2016. Salaries and employee benefits decreased $426 thousand for the three months ended March 31, 2017 as compared to the prior year period. The Company has reduced its number of employees by approximately 40 FTEs over the past 15 months.

Foreclosed property expenses and write-downs also decreased $199 for the first three months of 2017 compared to the prior period.

For the three months ended March 31, 2017, other operating expenses that exceeded 1% of total interest income and other operating income were FDIC premiums totaling $126 thousand, accounting and auditing expense totaling $69 thousand, charges for other contracted services totaling $75 thousand, software licensing and maintenance costs totaling $272 thousand, postage and freight totaling $62 thousand, other loan expense totaling $121 thousand, and bank franchise tax expense totaling $113 thousand.

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

Operating results of the Company when measured as a percentage of average equity reveals an increase in return on average equity to 7.67% for the three-month period ended March 31, 2017 from 3.87% for the corresponding period in 2016. Return on average assets for the three months ended March 31, 2017 was 0.67% compared to 0.34% for the three months ended March 31, 2016.The provision for loan losses for the three-month period ended March 31, 2017 totaled $17 thousand, a $207 thousand decrease as compared to the corresponding period in 2016. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  Net charge-offs for the first three months of 2017 were $116 thousand compared with $53 thousand for the first three months of 2016. Year–to–date net charge-offs were 0.03% and 0.01% of total loans for the periods ended March 31, 2017 and March 31, 2016, respectively. Loan loss reserves decreased 18.83% to $4.73 million at March 31, 2017 from March 31, 2016.  The Company's allowance for loan loss reserves at March 31, 2017 decreased to 1.16% of total loans versus 1.36% at March 31, 2016.  At December 31, 2016, the allowance for loan loss reserve as a percentage of total loans was 1.18%.
Financial PositionTotal loans, net of deferred fees, decreased from $428.15 million at March 31, 2016 to $409.11 million at March 31, 2017.  Total loans, net of fees, at December 31, 2016 were $409.67 million. The loan to deposit ratio decreased from 86.83% at March 31, 2016 to 82.57% at March 31, 2017. The loan to deposit ratio at December 31, 2016 was 83.63%. Deposits at March 31, 2017 have increased $2.37 million since March 31, 2016 and have increased $5.59 million since December 31, 2016. During the last several years, the Company has continued to lower the interest rates paid on time deposits in a continuing effort to reduce its cost of funds. Non-interest bearing deposits increased $6.13 million during the first quarter of 2017.

The Company currently has approximately $67.68 million in outstanding FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with a selected group of in-house residential and commercial real estate secured loans and a selected group of securities that are held in safekeeping by the FHLB.

Non-performing assets are comprised of loans on non-accrual status, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $6.19 million or 1.00% of total assets at March 31, 2017, compared with $6.77 million or 1.10% of total assets at December 31, 2016 and $14.85 million or 2.40% of total assets at March 31, 2016.  The Company continues to focus its efforts on reducing its NPAs, primarily by reducing non-accrual loans and selling OREO property.

The adequacy of the allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions.  The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide management with an early warning of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loan losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. The calculation for allowance for loan losses is reviewed by the Senior Credit Officer, Chief Risk Officer, Senior Financial Officers and the Board of Directors.

At March 31, 2017 and December 31, 2016, management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of U.S. Generally Accepted Accounting Principles.

At March 31, 2017, OREO balances were $2,741 and consisted of 22 relationships. At December 31, 2016 OREO balances were $2,768 and consisted of 22 relationships. The following chart details each category type, number of relationships, and balance.

OREO Property at 3/31/17

OREO Description	Number	Balance at 3/31/17
		(in thousands)
Land Development - Vacant Land	9	$576
1-4 Family	6	334
Commercial Real Estate	7	1,831

Total	22	$2,741

OREO Property at 12/31/2016

OREO Description	Number	Balance at 12/31/16
		(in thousands)
Land Development - Vacant Land	9	$597
1-4 Family	6	340
Commercial Real Estate	7	1,831

Total	22	$2,768

The Company's major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, Boone and Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	March 31, 2017		December 31, 2016

Geographic Area	Number	Value (in thousands)	Number	Value (in thousands)

Sevierville and Knoxville TN Area	3	$ 133	4	$153
Southwest VA and Tri-city TN Area	16	2,519	16	2,525
Boone and Banner Elk NC Area	3	89	2	90

Total	22	$2,741	22	$2,768

The Company employs a special assets officer to focus directly on selling OREO properties and reducing other non-performing assets. The ability to sell OREO continues to be somewhat negatively affected by the current economic climate. Management has allocated significant resources to facilitate sales of OREO to reduce the Company's non-performing assets.

Investment securities and other investments totaled $102.77 million (market value) at March 31, 2017 which reflects an increase of $1.06 million from the December 31, 2016 total of $101.71 million. Investment securities available for sale and other investments at March 31, 2017 were comprised of mortgage backed securities / CMOs (73.39% of the total securities portfolio), municipal issues (12.56%), and SBAs pools (7.83%).  The Company's entire securities portfolio was classified as available for sale at both March 31, 2017 and December 31, 2016.
Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments (carrying value of $4.39 million) are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments are 8 certificates of deposit purchased from other FDIC insured institutions.  The balance of these CDs totaled $1.99 million at March 31, 2017.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $54.91 million at March 31, 2017 representing a decrease of $851 thousand or 1.53% from March 31, 2016. Total stockholders' equity at December 31, 2016 was $53.76 million. The reduction in stockholders' equity primarily was primarily due to the decline in accumulated other comprehensive income related to the market value of the Company's available for sale securities.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), and Tier I capital to adjusted total assets (as defined).  See Note 4 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($56.19 million as of March 31, 2017) and unrestricted investment securities available for sale ($65.43 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company's internal controls over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
     Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

    None

Item 3.  Defaults Upon Senior Securities

    None
Item 4.  Mine Safety Disclosures

      Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
312	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

Date: May 10, 2017	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and
Chief Executive Officer

Date: May 10, 2017		/s/ James R. Edmondson
James R. Edmondson
Chief Financial Officer

Exhibits Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
312	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).