Form 10-Q
period 2017-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2017-08-10
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,199,228 shares of common stock, par value $0.625 per share, outstanding as of August 10, 2017.

Highlands Bankshares, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2017

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) June 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$18,890	$27,391
Federal funds sold	25,823	22,994
Total cash and cash equivalents	44,713	50,385
Investment securities available for sale (amortized cost $94,750 at June 30, 2017, $96,930 at December 31, 2016)	93,519	95,073
Other investments, at cost	4,925	6,637
Loans held for sale	5,912	1,255
Loans	420,230	409,667
Allowance for loan losses	(4,671)	(4,829)
Net loans	415,559	404,838
Premises and equipment, net	17,919	17,814
Real estate held for sale	1,430	1,680
Deferred tax assets	12,017	12,989
Interest receivable	1,501	2,047
Bank-owned life insurance	14,502	14,314
Other real estate owned	2,516	2,768
Other assets	2,380	2,878
Total assets	$616,893	$612,678
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$144,945	$134,488
Interest bearing	351,954	355,381
Total deposits	496,899	489,869
Interest, taxes and other liabilities	1,368	1,353
Short-term borrowings	22,500	27,552
Long-term debt	40,172	40,146
Total liabilities	560,939	558,920
STOCKHOLDERS' EQUITY
Common stock (8,199 shares issued and outstanding for each period presented)	5,124	5,124
Preferred stock (2,092 shares issued and outstanding for each period presented)	4,184	4,184
Additional paid-in capital	19,002	18,891
Retained earnings	28,454	26,785
Accumulated other comprehensive income	(810)	(1,226)
Total stockholders' equity	55,954	53,758
Total liabilities and stockholders' equity	$616,893	$612,678

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
INTEREST INCOME
Loans receivable and fees on loans	$5,002	$5,276	$10,051	$10,754
Investment securities	572	482	1,154	914
Federal funds sold	74	23	124	49
Total interest income	5,648	5,781	11,329	11,717
INTEREST EXPENSE
Deposits	465	446	911	899
Other borrowed funds	601	591	1,186	1,183
Total interest expense	1,066	1,037	2,097	2,082
Net interest income	4,582	4,744	9,232	9,635
Provision for loan losses	35	1,089	52	1,313
Net interest income after provision for loan losses	4,547	3,655	9,180	8,322
NON-INTEREST INCOME
Mortgage banking income	726	—	952	—
Securities gains, net	—	12	—	47
Service charges on deposit accounts	395	468	792	866
Other service charges, commissions and fees	463	355	961	796
Other operating income	89	176	255	460
Total non-interest income	1,673	1,011	2,960	2,169
NON-INTEREST EXPENSE
Salaries and employee benefits	2,928	3,036	5,421	5,955
Occupancy and equipment expense	723	722	1,392	1,386
Foreclosed assets – write-down and operating expenses	174	627	194	846
Other operating expense	1,438	1,403	2,705	2,705
Total non-interest expense	5,263	5,788	9,712	10,892
Income (loss) before income taxes	957	(1,122)	2,428	(401)
Income tax expense (benefit) (Note 5)	320	(448)	759	(257)
Net income (loss)	$637	$(674)	$1,669	$(144)
Net income (loss) per common share (Note 8)
Basic	0.08	(0.08)	0.20	(0.02)
Fully diluted	0.06	(0.08)	0.16	(0.02)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Net income (loss)	$637	$(674)	$1,669	$(144)
Other comprehensive income
Unrealized gains on securities during the period	534	762	626	1,643
Less: reclassification adjustment for (gains) included in net income	—	(12)	—	(47)
Other comprehensive income before tax	534	750	626	1,596
Income tax expense related to other comprehensive income	(178)	(255)	(210)	(543)
Other comprehensive income	356	495	416	1,053
Comprehensive income (loss)	$993	$(179)	$2,085	$909

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,669	$(144)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	52	1,313
Depreciation and amortization	91	950
Provision for deferred tax assets	762	(257)
Net realized gains on available for sale securities	—	(47)
Restricted stock expense	111	—
Loss on sale of premises and equipment	33	—
Originations of loans held for sale	(20,154)	(1,830)
Proceeds from loans held for sale	16,449	193
Gain on sale of loans held for sale	(952)	—
Decrease in interest receivable	546	85
Valuation adjustment of other real estate owned	187	174
Valuation allowance of deferred tax assets	—	593
Decrease in other assets	308	513
Increase in interest, taxes and other liabilities	15	—
Net cash (used) provided by operating activities	(883)	1,543
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	—	21,163
Proceeds from maturities of securities	8,478	8,632
Purchase of debt and equity securities	(5,938)	(47,486)
(Purchases) redemptions of other investments	1,712	(19)
Net (increase) decrease in loans	(11,158)	12,275
Proceeds from sales of other real estate owned	451	1,248
Proceeds from sale of real estate held for sale	217	—
Premises and equipment expenditures	(763)	(185)
Disposition of premises and equipment	208	—
Net cash used in investing activities	(6,793)	(4,372)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(5,180)	(7,506)
Net increase (decrease) in demand, savings and other deposits	12,210	(9,381)
Decrease in short-term borrowings	(5,026)	(1)
Decrease in long-term debt	—	(25)
Issuance of common stock	—	1,110
Net cash provided by (used in) financing activities	2,004	(15,803)
Net decrease in cash and cash equivalents	(5,672)	(18,632)
Cash and cash equivalents at beginning of period	50,385	46,891
Cash and cash equivalents at end of period	$44,713	$28,259
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the period for interest	$2,643	$2,093
Cash payments during the period for income taxes	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	385	1,103
Loans originated from sales of other real estate owned	—	105
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Balance December 31, 2015	7,851	$4,907	2,092	$4,184	$17,944	$26,770	$(248)	$53,557
Net income						(144)		(144)
Other comprehensive income							1,053	1,053
Common stock issued	262	163			947			1,110
Balance June 30, 2016	8,113	$5,070	2,092	$4,184	$18,891	$26,626	$805	$55,576
Balance December 31, 2016	8,199	$5,124	2,092	$4,184	$18,891	$26,785	$(1,226)	$53,758
Net income						1,669		1,669
Other comprehensive income							416	416
Stock-based compensation					111			111
Balance June 30, 2017	8,199	$5,124	2,092	$4,184	$19,002	$28,454	$(810)	$55,954

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2016 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2016 Form 10-K. The results of operations for the six-month period ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016. ASU No. 2015-14 issued in August 2015 deferred the effective date of this Update to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The adoption of ASU 2014-09 is not expected to have a material effect on the Company's current financial position or results of operations; however, it may impact the reporting of future financial statement disclosures.

In January 2016, ASU No. 2016-01 Financial Instruments--Overall (ASU 2016-01) was issued by the FASB.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect ASU 2016-01 to have a material effect on its financial statements.

In June 2016, ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments was issued by the FASB. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 3 - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$13,535	$36	$386	$13,185
Mortgage backed securities	73,461	102	869	72,694
SBA Pools	7,754	6	120	7,640
	$94,750	$144	$1,375	$93,519

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$13,013	$41	$603	$12,451
Mortgage backed securities	75,384	93	1,189	74,288
SBA Pools	8,533	6	205	8,334
	$96,930	$140	$1,997	$95,073

Investment securities available for sale with a fair value of $31,111 and $32,698 at June 30, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.
The following table presents the age of gross unrealized losses and fair value by investment category:

	June 30, 2017
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$9,935	$386	—	—	$9,935	$386
Mortgage-backed securities	59,868	793	4,391	76	64,259	869
SBA Pools	6,424	109	440	11	6,864	120
Total	$76,227	$1,288	$4,831	$87	$81,058	$1,375

	December 31, 2016
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$9,191	$603	—	—	$9,191	$603
Mortgage-backed securities	66,878	1,189	—	—	66,878	1,189
SBA Pools	7,587	205	—	—	7,587	205
Total	$83,656	$1,997	—	—	$83,656	$1,997

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of June 30, 2017 and December 31, 2016, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at June 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Investment securities with scheduled maturities:
Due in one year or less	$125	$126
Due after one year through five years	1,301	1,315
Due after five years through ten years	7,195	7,063
Due after ten years	12,669	12,321
Total investment securities with scheduled maturities	21,290	20,825
Mortgage-backed securities	73,460	72,694
Total investment securities available for sale	$94,750	$93,519

Note 4  -  Loans and Allowance for Loan Losses
 The composition of net loans is as follows:

	June 30, 2017	December 31, 2016
Real estate secured:
Residential 1-4 family	$181,029	$186,695
Multifamily	26,214	22,630
Construction and land loans	13,721	15,978
Commercial, owner occupied	71,341	72,383
Commercial, non-owner occupied	30,471	28,818
Second mortgages	5,547	6,934
Equity lines of credit	26,545	13,395
Farmland	13,111	12,194
Total real estate secured	367,979	359,027
Non-real estate secured
Personal	18,408	17,887
Commercial	32,139	29,977
Agricultural	2,408	3,490
Total non-real estate secured	52,955	51,212
Gross loans	420,934	410,381
Less:
Allowance for loan losses	4,671	4,829
Net deferred fees	704	714
	5,375	5,543
Loans, net	$415,559	$404,838

The following table is an analysis of past due loans as of June 30, 2017:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$845	$448	$1,293	$179,736	$181,029	$—
Equity lines of credit	—	—	—	26,545	26,545	—
Multifamily	—	—	—	26,214	26,214	—
Farmland	2	193	195	12,916	13,111	—
Construction, land development, other land loans	—	—	—	13,721	13,721	—
Commercial real estate:
Owner-occupied	13	1,661	1,674	69,667	71,341	—
Non-owner-occupied	7	—	7	30,464	30,471	—
Second mortgages	—	—	—	5,547	5,547	—
Non-real estate secured
Personal	52	30	82	18,326	18,408	—
Commercial	92	410	502	31,637	32,139	—
Agricultural	—	—	—	2,408	2,408	—
Total	$1,011	$2,742	$3,753	$417,181	$420,934	$—

The following table is an analysis of past due loans as of December 31, 2016:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,083	$1,000	$2,083	$184,612	$186,695	$—
Equity lines of credit	30	10	40	13,355	13,395	—
Multifamily	—	—	—	22,630	22,630	—
Farmland	47	564	611	11,583	12,194	—
Construction, land development, other land loans	39	—	39	15,939	15,978	—
Commercial real estate:
Owner-occupied	14	3,868	3,882	68,501	72,383	2,210
Non-owner-occupied	—	—	—	28,818	28,818	—
Second mortgages	161	18	179	6,755	6,934	—
Non-real estate secured
Personal	141	12	153	17,734	17,887	—
Commercial	196	462	658	29,319	29,977	—
Agricultural	7	—	7	3,483	3,490	—
Total	$1,718	$5,934	$7,652	$402,729	$410,381	$2,210

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

The following is a summary of non-accrual loans at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Real estate secured
Residential 1-4 family	$448	$1,275
Commercial real estate:
Owner-occupied	1,643	1,658
Non-owner-occupied	343	—
Second mortgages	—	18
Equity lines of credit	—	10
Farmland	193	564
Non-real estate secured
Personal	32	12
Commercial	411	462
Total	$3,070	$3,999

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of June 30, 2017.

	Number	Balance
Residential real estate in the process of foreclosure	1	$175
Foreclosed residential real estate	5	222

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at June 30, 2017 and December 31, 2016.  The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of June 30, 2017 and December 31, 2016:

June 30, 2017	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$30,002	$—	$—	$369	$206	$96
Satisfactory	106,564	21,684	8,038	6,307	45,142	15,838
Acceptable	37,580	1,690	4,213	5,313	18,426	10,220
Special Mention	3,415	1,864	—	—	4,958	125
Substandard	3,468	976	860	1,732	2,609	4,192
Doubtful	—	—	—	—	—	—
Total	$181,029	$26,214	$13,111	$13,721	$71,341	$30,471

December 31, 2016	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$32,054	$—	$19	$1,941	$3,686	$387
Satisfactory	106,154	18,335	7,823	5,969	36,806	15,198
Acceptable	41,369	1,410	3,474	5,961	22,767	5,119
Special Mention	3,399	1,896	—	—	4,435	4,221
Substandard	3,719	989	878	2,107	4,689	3,893
Doubtful	—	—	—	—	—	—
Total	$186,695	$22,630	$12,194	$15,978	$72,383	$28,818

Explanation of credit grades:
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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of June 30, 2017:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$18,378	$32,092	$31,729	$2,408
Nonperforming (>90 days past due)	30	—	410	—
Total	$18,408	$32,092	$32,139	$2,408

Credit Risk Profile based on payment activity as of December 31, 2016:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$17,875	$20,301	$29,515	$3,490
Nonperforming (>90 days past due)	12	28	462	—
Total	$17,887	$20,329	$29,977	$3,490

The following tables reflect the Bank's impaired loans at June 30, 2017:

June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$5,313	$5,313	—	$5,081	$145
Equity lines of credit	—	—	—	13	—
Multifamily	976	976	—	983	28
Farmland	575	575	—	630	21
Construction, land development, other land loans	1,700	1,700	—	1,721	61
Commercial real estate- owner occupied	547	547	—	3,175	11
Commercial real estate- non owner occupied	325	325	—	1,104	11
Second mortgages	64	64	—	125	2
Non-real estate secured
Personal	—	—	—	7	—
Commercial and agricultural	—	—	—	22	—
Total	$9,500	$9,500	—	$12,861	$279

June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$388	$388	$16	$424	$12
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	217	217	19	205	7
Construction, land development, other land loans	—	—	—	183	12
Commercial real estate- owner occupied	4,544	4,544	1,496	2,842	98
Commercial real estate- non owner occupied	4,399	4,399	1,081	3,204	92
Second mortgages	—	—	—	9	—
Non-real estate secured
Personal	—	—	—	—	—
Commercial and agricultural	350	350	294	518	2
Total	$9,898	$9,898	$2,906	$7,385	$223

The following tables reflect the Bank's impaired loans at December 31, 2016:

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,848	$4,848	—	$5,963	$200
Equity lines of credit	25	25	—	38	1
Multifamily	989	989	—	1,005	1
Farmland	685	685	—	750	24
Construction, land development, other land loans	1,741	1,741	—	1,643	114
Commercial real estate- owner occupied	5,802	5,802	—	5,685	390
Commercial real estate- non owner occupied	1,883	1,883	—	941	39
Second mortgages	186	186	—	292	8
Non real estate secured
Personal	14	14	—	41	1
Commercial and agricultural	43	43	—	179	3
Total	$16,216	$16,216	—	$16,537	$781

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$460	$460	$36	$1,153	$14
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	192	192	16	96	11
Construction, land development, other land loans	366	366	20	406	22
Commercial real estate- owner occupied	1,139	2,139	558	1,629	—
Commercial real estate- non owner occupied	2,009	2,009	314	1,947	41
Second mortgages	18	18	9	18	—
Non real estate secured
Personal	51	51	29	82	3
Commercial and agricultural	634	634	365	652	16
Total	$4,869	$5,869	$1,347	$5,983	$107

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the three and six month periods ended June 30, 2017 and June 30, 2016.

Six months ended June 30, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2016	$371	—	$21	$1,339	$445	$15	$27	$16	$802	$535	$1,258	$4,829
Provision for credit losses	(63)	—	(23)	640	669	(13)	5	2	(217)	145	(1,093)	52
Charge-offs	36	—	—	—	—	—	—	—	126	193	—	355
Recoveries	(23)	—	(2)	—	(2)	—	—	(1)	(63)	(54)	—	(145)
Net charge-offs	13	—	(2)	—	(2)	—	—	(1)	63	139	—	210
Balance at June 30, 2017	$295	$—	$—	$1,979	$1,116	$2	$32	$19	$522	$541	$165	$4,671
Allowance allocated by impairment method:
Individually evaluated	$16	$—	$—	$1,496	$1,081	$—	$—	$19	$—	$294	$—	$2,906
Collectively evaluated	279	—	—	483	35	2	32	—	522	247	165	1,765
Loan balances by impairment method used:
Individually evaluated	$6,282	$—	$1,750	$5,239	$4,192	$294	$—	$860	$144	$637	$—	$19,398
Collectively evaluated	174,747	26,214	11,971	66,102	26,279	5,253	26,545	12,251	18,264	33,910	—	401,536
Balance at June 30, 2017	$181,029	$26,214	$13,721	$71,341	$30,471	$5,547	$26,545	$13,111	$18,408	$34,547	—	$420,934

Three months ended June 30, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at March 31, 2017	$344	—	$21	$1,689	$849	$4	$31	$54	$952	$380	$404	$4,728
Provision for credit losses	(47)	—	(23)	290	267	(2)	1	(35)	(421)	244	(239)	35
Charge-offs	22	—	—	—	1	—	—	—	47	134	—	203
Recoveries	(20)	—	(2)	—	(1)	—	—	—	(38)	(51)	—	(111)
Net Charge-offs	2	—	(2)	—	—	—	—	—	9	83	—	92
Balance at June 30, 2017	$295	$—	$—	$1,979	$1,116	$2	$32	$19	$522	$541	$165	$4,671

Six months ended June 30, 2016	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2015	$654	—	$37	$1,012	$748	$43	$20	$7	$704	$886	$1,543	$5,654
Provision for credit losses	(88)	—	(1)	1,560	(145)	27	(8)	86	760	(302)	(576)	1,313
Charge-offs	54	—	9	1,200	—	—	—	—	749	34	—	2,046
Recoveries	(2)	—	(4)	—	(8)	—	(1)	(1)	(156)	(109)	—	(281)
Net charge-offs	52	—	5	1,200	(8)	—	(1)	(1)	593	(75)	—	1,765
Balance at June 30, 2016	$514	$—	$31	$1,372	$611	$70	$13	$94	$871	$659	$967	$5,202
Allowance allocated by impairment method:
Individually evaluated	$217	$—	$31	$558	$330	$57	$—	$18	$51	$528	$—	$1,790
Collectively evaluated	297	—	—	814	281	13	13	76	820	131	967	3,412
Loan balances by impairment method used:
Individually evaluated	$5,814	$999	$1,962	$5,026	$3,919	$409	$57	$887	$136	$806	$—	$20,015
Collectively evaluated	187,768	21,827	15,376	63,780	29,249	7,602	5,738	11,023	19,941	35,386	—	397,690
Balance at June 30, 2016	$193,582	$22,826	$17,338	$68,806	$33,168	$8,011	$5,795	$11,910	$20,077	$36,192	—	$417,705

Three months ended June 30, 2016	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at March 31, 2016	$595	—	$21	$1,109	$618	$83	$18	$6	$602	$924	$1,849	$5,825
Provision for credit losses	(55)	—	17	1,463	(15)	(13)	(5)	87	854	(362)	(882)	1,089
Charge-offs	27	—	9	1,200	—	—	—	—	610	11	—	1,857
Recoveries	(1)	—	(2)	—	(8)	—	—	(1)	(25)	(108)	—	(145)
Net Charge-offs	26	—	7	1,200	(8)	—	—	(1)	585	(97)	—	1,712
Balance at June 30, 2016	$514	$—	$31	$1,372	$611	$70	$13	$94	$871	$659	$967	$5,202

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $11,773 and $12,660 of loans categorized as troubled debt restructurings as of June 30, 2017 and December 31, 2016, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

There were no new TDRs in the three- or six-month periods ended June 30, 2017. The following tables summarize the troubled debt restructurings identified during the first six months of 2016.

Troubled Debt Restructurings –Three months ended March 31, 2017 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment

June 30, 2016 Interest only	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Real Estate Secured
Farmland	1	$57	$57
Commercial Real Estate- Owner Occupied	1	92	92
Total interest only	2	149	149

Below Market Rate
Real Estate Secured
Residential 1-4 family	1	848	848
Total below market rate	1	848	848

Total restructurings	3	$997	$997

 There were no defaults in the six month periods ending June 30, 2017 and June 30, 2016 of TDRs modified in the previous 12 months.

The loan review function seeks to identify weaknesses within the loan portfolio by conducting annual reviews on loan relationships that are greater than $500. The relationship reviews consider collateral, repayment history, guarantor(s) financial position, and debt service coverage on an individual and global level. These reviews are based primarily upon federal tax returns for cash flow determination, internally prepared interim statements and personal financial statements. Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC. The DSC is discounted to determine a "stressed" DSC. Collateral evaluation includes an inspection of the collateral file to determine if the Bank is indeed properly securitized.  Collateral is discounted, when appropriate, to determine a "stressed" loan to value (LTV) ratio.
In addition to annual loan relationship reviews, quarterly reviews on all loan relationships over $100 that are graded Substandard, Doubtful and Loss are also completed. The quarterly review process is a shortened version of the full relationship review. These quarterly reviews include a discussion on personal credit management, DSC and LTV. In addition to these quarterly reviews of non-pass watch list relationships, a semi-annual review is conducted on all Special Mention loan relationships that are on the watch list. These reviews are prepared in the same manner as the quarterly non-pass relationship reviews. The appropriateness of the risk rating of each relationship is assessed, with changes to the risk rating being made by the Senior Credit Officer or the individual Loan Officer, when deemed appropriate.
The Company also seeks to identify potential problem relationships through a monthly watch list review, which includes a review of past due loans, as well as any other information that might be presented by loan officers, regarding a particular loan relationship that is exhibiting stress. Watch list relationships display distinct characteristics including, but not limited to, late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank. The final segment of the loan review process involves special reviews. These reviews target specific risk categories of the loan portfolio, such as credit cards, equity lines, consumer loans, construction loans, and other specific segments of the loan portfolio. Currently, the primary emphasis of the loan review function is loan relationship reviews and watch list management.

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

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2017 and December 31, 2016, all of the total impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.

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

ASC 450 Loan Loss:

For all other loans, including individual loans determined not to be impaired under ASC 310, the associated ALLL is calculated in accordance with ASC 450 that provides for estimated credit losses likely to be realized on groups of loans with similar risk characteristics. The Company uses standard call report categories to segregate loans into groups with similar risk characteristics. Estimated credit losses reflect significant factors that affect the collectability of the portfolio as of the evaluation date. Key factors that influence risk within the Company's loan portfolio are divided into three major categories:

(1) Historical Loss Factor: To calculate the anticipated loan loss in each call report category for ASC 450 loans, the Company begins with the net loss in each category for each of the last twelve quarters. The Company uses a rolling twelve quarter weighted historical loss average where the most recent quarters are weighted heavier than the earlier quarters so that the calculation reflects current risk trends within the portfolio.  The weighting used by the Company is similar to the Rule of 78's with the net losses of the most recent quarter weighted at 12/78ths and those in the first quarter in the twelve quarter period weighted at 1/78th.   Therefore, the net losses of the most recent year represent approximately 54% of the calculation compared with 33% if a simple average of losses over the three-year period was used.  The total of weighted factors for each call report category is applied to the current outstanding loan balance in each category to calculate expected loss based on historical data for a group of loans with similar risk characteristics.  The same weighting is applied to all loan types .

(2)External economic factors:  Economic conditions have a significant impact on Company's loan portfolio because deteriorating conditions can adversely impact both collateral values and the customer's ability to service debt.  Management has selected the following external factors as indicators of economic conditions:

a. National GDP growth rate
b. Local unemployment rates
c. Prime interest rate

The values for external factors are updated on a quarterly basis based on current economic data.

(3)Internal process factors:  Internal factors that influence loss rates as a result of risk management and control practices include the following:

d. Past-due loans
e. Non-accrual loans
f. Commercial real estate concentrations
f. Loan volume
g. Level and trend of classified loans

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

	Six months ended June 30,
	2017	2016
Loans held for sale at end of period	$5,912	$1,637
Proceeds from sales of mortgage loans originated for sale	16,449	193
Gain on sales of mortgage loans originated for sale	952	—

Note 5  -  Income Taxes

Income tax expense for the six month periods ended June 30, is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Tax expense at statutory rate	$325	$(381)	$826	$(137)
Reduction in taxes from:
Tax-exempt interest	(29)	(28)	(58)	(54)
Other, net	24	(39)	(9)	(66)
Income tax expense	$320	$(448)	$759	$(257)

Note 6  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  On July 7, 2013 the Federal Reserve Board approved Basel III Final Rules to begin implementation January 1, 2015. The desired overall objective of Basel III is to improve the banking sector's ability to absorb shocks arising from financial and economic stress.  The Final Rule includes a new Common Equity Tier 1 minimum ratio and raises the tier 1 risk weighted assets ratio to 6% from 4%.  In addition, the new rules require a bank to maintain a capital conservation buffer of between 2 and 2 ½ % beginning in 2016.  Additionally, the new rules increase the risk weighting of various assets. The new rules will be phased in between 2015 and 2019.  Generally, the Basel III Final Rule requires banks to maintain higher levels of common equity and regulatory capital. On December 18, 2014, the President of the United States signed into law Public Law 113-250 (the "Act"), which directs the Board of Governors of the Federal Reserve System (Board) to propose revisions to the Small Bank Holding Company Policy Statement (Policy Statement) to raise the total consolidated asset limit in the Policy Statement from $500 million to $1 billion. On February 5, 2015 the Company received notification from the Federal Reserve Bank that it would no longer be required to report holding company consolidated capital ratios.

The following table presents the capital ratios for the Bank only.

	June 30, 2017	December 31, 2016
Tier 1 leverage	7.98%	7.59%
Tier 1 risk-based	12.12%	11.78%
Total risk-based	13.29%	13.02%
Common equity tier 1	12.12%	11.78%

Note 7 - Capital Issuances / Awards

In January of 2016, the Company's CEO, Timothy K. Schools purchased 235,294 shares of the Company's common stock at a price of $4.25 per share in a private placement as disclosed on Form 4 on January 12, 2016.  In February 2016, two of the private placement purchasers participating in the capital raise in 2014, MFP Partners LP and Deerhill Pond Investment Partners, LP, each purchased another 12,744 shares of common stock at $4.25 per share which allowed them to maintain the same ownership percentage they held immediately prior to Mr. Schools' purchase. The Company down-streamed $1,150 to the Bank.

Effective September 6, 2016, the Company and Timothy K. Schools, the Company's President and Chief Executive Officer, executed an amendment to Mr. Schools' employment agreement. The amendment provides for the grant of 86,667 restricted shares of the Company's common stock.  The restricted shares will vest 50% on the first anniversary of the award date and 50% on the second anniversary of the award date. The restricted shares are being expensed over the 2 years vesting period based on the grant date fair value of the shares.

Note 8 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three and six month periods ended June 30, 2017 and 2016.  The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

	Three months ended June 30		Six months ended June 30,
(thousands, except per share information)	2017	2016	2017	2016
Net income (loss) available to common stockholders	$637	$(674)	$1,669	$(144)
Weighted average common shares outstanding	8,113	8,113	8,113	8,101
Total shares outstanding including assumed conversion	10,292	8,113	10,292	8,101
Basic earnings (loss) per common share	$0.08	$(0.08)	$0.20	$(0.02)
Fully diluted earnings (loss) per share (including convertible preferred shares outstanding and restricted stock)	0.06	(0.08)	0.16	(0.02)
During 2014, the Company issued a total of 2,092 shares of Series A preferred stock (Note 7). These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company's common shares. The Series A preferred shares rank pari passu with common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. Restricted stock awards issued by the Company to Mr. Schools during 2016 are also included in the diluted shares total for 2017. Preferred shares of 2,092 shares and restricted stock of 87 shares were excluded from the 2016 dilutive calculation as their effect would be anti-dilutive.

Note 9 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit.
At June 30, 2017, unused commitments totaled $58,183, compared to $44,803 at December 31, 2016. Standby letters of credit totaled $943 at June 30, 2017, compared to $373 at December 31, 2016.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$13,185	$—	$13,185
Mortgage backed securities	—	72,694	—	72,694
SBA pools	—	7,640	—	7,640
Total available for sale securities	$—	$93,519	$—	$93,519

December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,451	$—	$12,451
Mortgage backed securities	—	74,288	—	74,288
SBA pools	—	8,334	—	8,334
Total available for sale securities	—	$95,073	—	$95,073

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2017 and December 31, 2016, all of the total impaired loans were evaluated based on the fair value of the collateral or the present value of the future cash flows. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

Non Recurring – Loans Held for Sale

Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on inputs derived from secondary markets for loans with similar characteristics. The Company considers loans held for sale as non-recurring Level 2.

Non Recurring –Other Real Estate Owned  / Repossessions / Real Estate Held for Sale

Other real estate owned and repossessions are adjusted to fair value upon transfer of the loans to other real estate owned and repossessions. Subsequently, foreclosed assets and repossessions are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or recent appraised values of the collateral which the Company considers as nonrecurring Level 2.  When the current appraised value is not available or is further discounted below the most recent appraised value less selling costs due to absorption rates and market conditions, the Company records the foreclosed assets within Level 3 of the fair value hierarchy.
Real estate held for sale is adjusted to fair value upon transfer from fixed assets or when no longer being used for banking purposes.

The following table summarizes the Company's assets at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

June 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$6,992	$6,992
Loans held for Sale	—	5,912	—	5,912
Repossessions/OREO, net	—	—	2,516	2,516
Real estate held for sale	—	—	1,430	1,430

December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$4,869	$4,869
Loans held for Sale	—	1,255	—	1,255
Repossessions/OREO, net	—	—	2,768	2,768
Real estate held for sale	—	—	1,680	1,680

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses Level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	12/31/16	6/30/2017	Valuation Techniques	Unobservable Input (2)	Range (Weighted Average)
OREO, net	$2,768	$2,516	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)
Real Estate held for sale	$1,680	$1,430	Appraisal of collateral (1)	Appraisal adjustments	0% to 50% (40%)
				Liquidation expenses	0% to 10% (8%)
Impaired loans	$4,869	$6,992	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

Loans

The fair value of loans represent the amount at which the loans of the Bank could be exchanged on the open market, based upon the current lending rate for similar types of lending arrangements discounted over the remaining life of the loans .  For fixed rate loans and for variable rate loans with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the cash flow analysis.

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

The carrying amounts and fair values of the Company's financial instruments at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$44,713	$44,713	$50,385	$50,385
Securities available for sale	93,519	93,519	95,073	95,073
Other investments	4,925	4,925	6,637	6,637
Loans, net	415,559	414,474	404,838	406,851
Deposits	496,899	426,577	489,869	422,730
Other short-term borrowings	22,500	22,591	27,552	27,958
Long-term debt	40,172	41,310	40,146	41,825

Note 11–Formal Written Agreement

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

•
improve the Bank's position with respect to loans, relationships, or other assets in excess of $500 that currently are, or in the future become past due more than 90 days, on the Bank's problem loan list, or adversely classified in any report of examination of the Bank;

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

Formal Written Agreement
As discussed in Note 11, on October 13, 2010, the Company and Bank entered into a written agreement ("Written Agreement") with the Federal Reserve Bank of Richmond (the "Reserve Bank"). Under the terms of the Written Agreement, the Bank has agreed to develop and submit to the Reserve Bank for approval within the time periods specified therein written plans or programs to:

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

Results of Operations

Consolidated net income totaled $637,000 for the three-month period ended June 30, 2017, compared to a net loss of $(674,000) for the three-month period ended June 30, 2016. Consolidated net income totaled $1.7 million for the six-month period ended June 30, 2017, compared to a net loss of $(144,000) for the same period of 2016.

The following table provides summarized income statements for the three- and six-month periods ended June 30, 2017 and June 30, 2016.

	Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net interest income	$4,582	$4,744	$9,232	$9,635
Provision expense	35	1,089	52	1,313
Non-interest income	1,673	1,011	2,960	2,169
Non-interest expense	5,263	5,788	9,712	10,892
Income (loss) before income taxes	957	(1,122)	2,428	(401)
Income tax expense (benefit)	320	(448)	759	(257)
Net income (loss)	$637	$(674)	$1,669	$(144)

Net interest income for the three-month period ended June 30, 2017 decreased $162,000 or 3.4 percent compared to the three months ended June 30, 2016 primarily due to a reduction in average loan balances compared to the prior period. Average loan balances for the three months ended June 30, 2017 decreased $12.3 million compared to the three month period ended June 30, 2016. Average securities balances increased $3.0 million during the same period, and average other earning assets increased $9.6 million due to higher fed funds sold. The tax-equivalent yield on average interest-earning assets was 4.22 percent for the three-month period ended June 30, 2017 representing a decrease of 29 basis points from the same period in 2016.

Average interest-bearing liabilities decreased $12.4 million for the three months ended June 30, 2017,when compared to the same period of 2016 due to lower deposits and lower FHLB borrowings. The rate on average interest-bearing liabilities increased from 0.97 percent in the three month period ended June 30, 2016, to 1.02 percent for the three months ended June 30, 2017 due to change in deposit mix.

The provision for loan losses for the three-month period ended June 30, 2017 totaled $35,000, compared to $1.1 million during the corresponding period of 2016. Net charge-offs for the the three-month period ended June 30, 2017 were $93,000 compared to $1.8 million for the same period of 2016. Second quarter 2016 net charge-offs included $1.7 million recognized on three exposures in the Company's Tri-Cities TN / VA market area.

The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  The Company's allowance for loan losses at June 30, 2017 decreased to 1.11 percent of total loans compared to 1.25 percent at June 30, 2016.  At December 31, 2016, the allowance for loan losses as a percentage of total loans was 1.18 percent.

Provision for loan losses was $52,000 for the first six months of 2017, compared to $1.3 million for the corresponding period of 2016, reflecting a significant reduction in net charge-offs, primarily resulting from the large charge-offs recognized during the second quarter of 2016. .

During the first three months of 2017, non-interest income increased $662,000 compared to the corresponding period for 2016, primarily due to mortgage banking income, which was launched during early 2016. The Company's mortgage division originates loans to be sold on a servicing-released basis through its branch footprint and in North and South Carolina. Income from the gain on sale of loans totaled $726,000 during the second quarter of 2017. Other service charges, commissions and fees increased $108,000 as compared to the same period of 2016, primarily due to higher financial services income. Service charge income decreased $73,000 during the second quarter of 2017, compared to the same period of 2016, due to reduction in the number of customer accounts.

Non-interest income for the six-month period ended June 30, 2017 totaled $3.0 million, compared to $2.2 million, primarily due to $952,000 of mortgage banking income generated during 2017. Other non-interest income declined $205,000 during 2017.

Total non-interest expense for the three-month period ended June 30, 2017 decreased $525,000 from the comparable period in 2016, primarily resulting from a $453,000 reduction in OREO-related expenses. Salaries and employee benefits decreased $108,000 for the three months ended June 30, 2017 as compared to the prior year period, resulting from the impact of earlier workforce reduction plans and deferred salary costs from current year loan originations.

Non-interest expense for the six-month period ended June 30, 2017 totaled $9.7 million, compared to $10.9 million during the same period of 2016, the combined result of lower OREO-related expenses and salary and employee benefits expense.

Operating return ratios reflect the improvements in the Company's earnings during 2017. The annualized return on average equity was 4.68 percent for the three-month period ended June 30, 2017, compared to (0.53) percent for the corresponding period of 2016. Annualized return on average assets for the three months ended June 30, 2017 was 0.55 percent compared to (0.05) percent for the three months ended June 30, 2016. While both operating ratios remain below peer averages, the improvements reflect ongoing efforts to achieve stable profitability. The Company continues to identify and implement strategies to improve core operating results.

Financial Position

Total loans, net of deferred fees, increased from $416.9 million at June 30, 2016 to $420.2 million at June 30, 2017.  Total loans, net of fees, at December 31, 2016 were $409.7 million. The loan to deposit ratio decreased from 87.22 percent at June 30, 2016 to 84.57 percent at June 30, 2017. The loan to deposit ratio at December 31, 2016 was 83.63 percent. Deposits at June 30, 2017 have increased $18.9 million since June 30, 2016 and have increased $7.0 million since December 31, 2016. Non-interest bearing deposits increased $6.13 million during the first quarter of 2017.

As of June 30, 2017, the Company has $62.7 million in FHLB advances, including $22.5 million in advances scheduled to mature during the third quarter of 2017 that were repaid in late July and early August. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with 1-4 family residential mortgage and commercial real estate loans.

Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $5.6 million or 0.91 percent of total assets at June 30, 2017, compared with $6.8 million or 1.10 percent of total assets at December 31, 2016, and $11.4 million or 1.90 percent of total assets at June 30, 2016.  As demonstrated by the reductions in non-performing assets over the past 12 months, the Company continues its efforts to reduce non-performing assets, primarily by reducing non-accrual loans and selling OREO.

The allowance for loan losses is calculated based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, including general economic conditions. The internal credit review department performs pre-approval analyses of large credits and also conducts credit review activities that provide early warnings of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loan losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are based upon historical losses and other factors, as adjusted, for various loan types. The calculation of the allowance for loan losses is reviewed by the senior credit officers, the chief risk officer, senior financial officers and the board of directors.

At June 30, 2017 and December 31, 2016, management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of accounting principles generally accepted in the United States of America.

At June 30, 2017, OREO balances were $2.5 million and consisted of 21 relationships. At December 31, 2016 OREO balances were $2.8 million and consisted of 22 relationships. The following chart details each category type, number of relationships, and balance.

	June 30, 2017		December 31, 2016
Balance in thousands	Number	Balance	Number	Balance
Land development/vacant land	9	$542	9	$597
1-4 family residential mortgage	5	222	6	340
Commercial real estate	7	1,752	7	1,831
Total	21	$2,516	22	$2,768

The Company's major markets are Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, Boone and Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	June 30, 2017		December 31, 2016
Balance in thousands	Number	Balance	Number	Balance
Sevierville and Knoxville TN Area	4	$96	4	$153
Southwest VA and Tri-city TN Area	14	2,331	16	2,525
Boone and Banner Elk NC Area	3	89	2	90
Total	21	$2,516	22	$2,768

The Company's special assets officer focuses directly on selling OREO properties and reducing other non-performing assets. The ability to sell OREO continues to be somewhat negatively affected by the current economic climate. Management has allocated significant resources to facilitate sales of OREO to reduce the Company's non-performing assets.

Investment securities available for sale totaled $93.5 million at June 30, 2017, compared to $95.1 million at December 31, 2016, and $98.7 million at June 30, 2016. Investment securities available for sale at June 30, 2017 were comprised of mortgage backed securities/CMOs (77.7 percent of the total securities portfolio), municipal issues (14.1 percent), and SBAs pools (8.2 percent).  There were no investment securities held to maturity at June 30, 2017 or December 31, 2016.

Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments had a carrying value of $4.9 million at June 30, 2017, and are considered to be restricted as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments are certificates of deposit purchased from other FDIC-insured institutions. The balance of these CDs totaled $997,000 at June 30, 2017.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $56.0 million at June 30, 2017, compared to $55.6 million at June 30, 2016. Total stockholders' equity at December 31, 2016 was $53.8 million. The change in stockholders' equity was primarily due to retained earnings, partially offset by a reduction in accumulated other comprehensive income related to the market value of the Company's available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and tier I capital to risk-weighted assets (as defined in the regulations), and tier I capital to adjusted total assets (as defined).  See Note 4 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($44.7 million as of June 30, 2017) and unrestricted investment securities available for sale ($62.4 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company's internal controls over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
312	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

Date: 8/10/2017	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Date: 8/10/2017		/s/ John H. Gray
John H. Gray
Chief Financial Officer

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).