Form 10-Q
period 2017-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2017-11-13
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,199,228 shares of common stock, par value $0.625 per share, outstanding as of November 13, 2017.

Highlands Bankshares, Inc.
Form 10-Q
For the Quarter Ended September 30, 2017

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) September 30, 2017	December 31, 2016
ASSETS
Cash and due from banks	$17,567	$27,391
Federal funds sold	9,449	22,994
Total cash and cash equivalents	27,016	50,385
Investment securities available for sale (amortized cost $83,564 at September 30, 2017, $96,930 at December 31, 2016)	82,442	95,073
Other investments, at cost	3,719	6,637
Loans held for sale	4,285	1,255
Loans	432,472	409,667
Allowance for loan losses	(4,693)	(4,829)
Net loans	427,779	404,838
Premises and equipment, net	18,522	17,814
Real estate held for sale	1,430	1,680
Deferred tax assets	11,426	12,989
Interest receivable	2,110	2,047
Bank-owned life insurance	14,591	14,314
Other real estate owned	2,350	2,768
Other assets	3,418	2,878
Total assets	$599,088	$612,678
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$148,778	$134,488
Interest bearing	351,313	355,381
Total deposits	500,091	489,869
Interest, taxes and other liabilities	1,739	1,353
Short-term borrowings	10,000	27,552
Long-term debt	30,155	40,146
Total liabilities	541,985	558,920
STOCKHOLDERS' EQUITY
Common stock (8,199 shares issued and outstanding for each period presented)	5,124	5,124
Preferred stock (2,092 shares issued and outstanding for each period presented)	4,184	4,184
Additional paid-in capital	19,057	18,891
Retained earnings	29,473	26,785
Accumulated other comprehensive income	(735)	(1,226)
Total stockholders' equity	57,103	53,758
Total liabilities and stockholders' equity	$599,088	$612,678

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
INTEREST INCOME
Loans receivable and fees on loans	$5,207	$5,224	$15,258	$15,978
Investment securities	521	538	1,675	1,452
Federal funds sold	33	20	157	69
Total interest income	5,761	5,782	17,090	17,499
INTEREST EXPENSE
Deposits	478	445	1,389	1,344
Other borrowed funds	469	596	1,655	1,779
Total interest expense	947	1,041	3,044	3,123
Net interest income	4,814	4,741	14,046	14,376
Provision for loan losses	19	173	71	1,486
Net interest income after provision for loan losses	4,795	4,568	13,975	12,890
NON-INTEREST INCOME
Mortgage banking income	655	361	1,607	361
Securities gains, net	19	—	19	47
Service charges on deposit accounts	392	464	1,184	1,330
Other service charges, commissions and fees	479	381	1,440	1,177
Other operating income	155	142	410	602
Total non-interest income	1,700	1,348	4,660	3,517
NON-INTEREST EXPENSE
Salaries and employee benefits	2,623	2,895	8,044	8,850
Occupancy and equipment expense	641	770	2,033	2,156
Foreclosed assets – write-down and operating expenses	69	684	263	1,530
Other operating expense	1,588	1,639	4,294	4,344
Total non-interest expense	4,921	5,988	14,634	16,880
Income (loss) before income taxes	1,574	(72)	4,001	(473)
Income tax expense (benefit) (Note 5)	554	(73)	1,313	(330)
Net income (loss)	$1,020	$1	$2,688	$(143)
Net income (loss) per common share (Note 8)
Basic	0.12	—	0.33	(0.02)
Fully diluted	0.10	—	0.26	(0.02)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Net income (loss)	$1,020	$1	$2,688	$(143)
Other comprehensive income
Unrealized gains on securities during the period	141	(275)	767	1,369
Less: reclassification adjustment for (gains) included in net income	(19)	—	(19)	(47)
Other comprehensive income before tax	122	(275)	748	1,322
Income tax expense related to other comprehensive income	(34)	94	(244)	(450)
Other comprehensive income	88	(181)	504	872
Comprehensive income (loss)	$1,108	$(180)	$3,192	$729

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,688	$(143)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	71	1,486
Depreciation and amortization	764	1,404
Provision for deferred tax assets	1,317	—
Net realized gains on available for sale securities	(19)	(47)
Restricted stock expense	166	—
Loss on sale of premises and equipment	34	—
Originations of loans held for sale	(42,104)	(9,094)
Proceeds from loans held for sale	40,681	6,334
Gain on sale of loans held for sale	(1,607)	—
Decrease in interest receivable	(63)	(184)
Valuation adjustment of other real estate owned	187	719
(Increase) decrease in other assets	(1,289)	911
Increase in interest, taxes and other liabilities	386	338
Net cash provided by operating activities	1,212	1,724
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	6,624	21,284
Proceeds from maturities of securities	14,172	13,842
Purchase of debt and equity securities	(6,938)	(51,437)
(Purchases) redemptions of other investments	2,918	(44)
Net (increase) decrease in loans	(23,492)	18,336
Proceeds from sales of other real estate owned	712	2,666
Proceeds from sale of real estate held for sale	250	—
Premises and equipment expenditures	(1,680)	(282)
Disposition of premises and equipment	174	—
Net cash (used in) provided by investing activities	(7,260)	4,365
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(5,180)	(10,056)
Net increase in demand, savings and other deposits	15,402	3,208
Decrease in short-term borrowings	(27,543)	7,499
Decrease in long-term debt	—	(7,538)
Issuance of common stock	—	1,110
Net cash used in financing activities	(17,321)	(5,777)
Net change in cash and cash equivalents	(23,369)	312
Cash and cash equivalents at beginning of period	50,385	46,891
Cash and cash equivalents at end of period	$27,016	$47,203
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the period for interest	$2,981	$3,128
Cash payments during the period for income taxes	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	481	1,519
Loans originated from sales of other real estate owned	—	105
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Balance December 31, 2015	7,851	$4,907	2,092	$4,184	$17,944	$26,770	$(248)	$53,557
Net income						(143)		(143)
Other comprehensive income							872	872
Grant of restricted stock	86	54			(54)			—
Common stock issued	262	163			947			1,110
Balance September 30, 2016	8,113	$5,124	2,092	$4,184	$18,837	$26,627	$624	$55,396
Balance December 31, 2016	8,199	$5,124	2,092	$4,184	$18,891	$26,785	$(1,226)	$53,758
Net income						2,688		2,688
Other comprehensive income							491	491
Stock-based compensation					166			166
Balance September 30, 2017	8,199	$5,124	2,092	$4,184	$19,057	$29,473	$(735)	$57,103

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2016 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2016 Form 10-K. The results of operations for the nine-month period ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$13,526	$31	$338	$13,219
Mortgage backed securities	62,708	26	732	62,002
SBA Pools	7,330	3	112	7,221
	$83,564	$60	$1,182	$82,442

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$13,013	$41	$603	$12,451
Mortgage backed securities	75,384	93	1,189	74,288
SBA Pools	8,533	6	205	8,334
	$96,930	$140	$1,997	$95,073

Investment securities available for sale with a fair value of $31,111 and $32,698 at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.
The following table presents the age of gross unrealized losses and fair value by investment category:

	September 30, 2017
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$8,881	$271	$1,257	$67	$10,138	$338
Mortgage-backed securities	51,279	614	6,634	118	57,913	732
SBA Pools	5,496	85	1,218	27	6,714	112
Total	$65,656	$970	$9,109	$212	$74,765	$1,182

	December 31, 2016
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$9,191	$603	—	—	$9,191	$603
Mortgage-backed securities	66,878	1,189	—	—	66,878	1,189
SBA Pools	7,587	205	—	—	7,587	205
Total	$83,656	$1,997	—	—	$83,656	$1,997

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of September 30, 2017 and December 31, 2016, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at September 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Investment securities with scheduled maturities:
Due in one year or less	$125	$125
Due after one year through five years	1,032	1,045
Due after five years through ten years	7,036	6,913
Due after ten years	12,663	12,357
Total investment securities with scheduled maturities	20,856	20,440
Mortgage-backed securities	62,708	62,002
Total investment securities available for sale	$83,564	$82,442

The following table summarizes the securities gains (losses) recognized for the period presented:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Gross gains	$32	$—	$32	$65
Gross losses	(13)	—	(13)	(18)
Securities gains, net	$19	$—	$19	$47

Note 4  -  Loans and Allowance for Loan Losses
 The composition of net loans is as follows:

	September 30, 2017	December 31, 2016
Real estate secured:
Residential 1-4 family	$180,469	$186,695
Multifamily	26,183	22,630
Construction and land loans	14,639	15,978
Commercial, owner occupied	74,233	72,383
Commercial, non-owner occupied	33,468	28,818
Second mortgages	5,298	6,934
Equity lines of credit	31,307	13,395
Farmland	13,421	12,194
Total real estate secured	379,018	359,027
Non-real estate secured
Personal	15,773	17,887
Commercial	35,516	29,977
Agricultural	2,889	3,490
Total non-real estate secured	54,178	51,212
Gross loans	433,196	410,381
Less:
Allowance for loan losses	4,693	4,829
Net deferred fees	724	714
Loans, net	$427,779	$404,838

The following table is an analysis of past due loans as of September 30, 2017:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$449	$795	$1,244	$179,225	$180,469	$243
Equity lines of credit	—	—	—	31,307	31,307	—
Multifamily	961	—	961	25,222	26,183	—
Farmland	—	193	193	13,228	13,421	—
Construction, land development, other land loans	34	—	34	14,605	14,639	—
Commercial real estate:
Owner-occupied	29	1,544	1,573	72,660	74,233	—
Non-owner-occupied	—	—	—	33,468	33,468	—
Second mortgages	—	—	—	5,298	5,298	—
Non-real estate secured
Personal	99	5	104	15,669	15,773	—
Commercial	136	391	527	34,989	35,516	—
Agricultural	—	—	—	2,889	2,889	—
Total	$1,708	$2,928	$4,636	$428,560	$433,196	$243

The following table is an analysis of past due loans as of December 31, 2016:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,083	$1,000	$2,083	$184,612	$186,695	$—
Equity lines of credit	30	10	40	13,355	13,395	—
Multifamily	—	—	—	22,630	22,630	—
Farmland	47	564	611	11,583	12,194	—
Construction, land development, other land loans	39	—	39	15,939	15,978	—
Commercial real estate:
Owner-occupied	14	3,868	3,882	68,501	72,383	2,210
Non-owner-occupied	—	—	—	28,818	28,818	—
Second mortgages	161	18	179	6,755	6,934	—
Non-real estate secured
Personal	141	12	153	17,734	17,887	—
Commercial	196	462	658	29,319	29,977	—
Agricultural	7	—	7	3,483	3,490	—
Total	$1,718	$5,934	$7,652	$402,729	$410,381	$2,210

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

The following is a summary of non-accrual loans at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Real estate secured
Residential 1-4 family	$651	$1,275
Commercial real estate:
Owner-occupied	1,544	1,658
Non-owner-occupied	—	—
Second mortgages	—	18
Equity lines of credit	—	10
Farmland	193	564
Non-real estate secured
Personal	10	12
Commercial	391	462
Total	$2,789	$3,999

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of September 30, 2017.

	Number	Balance
Residential real estate in the process of foreclosure	5	$392
Foreclosed residential real estate	3	228

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at September 30, 2017 and December 31, 2016.  The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of September 30, 2017 and December 31, 2016:

September 30, 2017	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$39,155	$—	$51	$1,773	$3,418	$377
Satisfactory	95,237	10,669	3,888	5,447	40,687	14,823
Acceptable	40,219	12,693	7,246	5,697	24,009	14,000
Special Mention	478	1,845	1,381	—	3,200	411
Substandard	5,380	976	855	1,722	1,780	3,857
Doubtful	—	—	—	—	1,139	—
Total	$180,469	$26,183	$13,421	$14,639	$74,233	$33,468

December 31, 2016	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$32,054	$—	$19	$1,941	$3,686	$387
Satisfactory	106,154	18,335	7,823	5,969	36,806	15,198
Acceptable	41,369	1,410	3,474	5,961	22,767	5,119
Special Mention	3,399	1,896	—	—	4,435	4,221
Substandard	3,719	989	878	2,107	4,689	3,893
Doubtful	—	—	—	—	—	—
Total	$186,695	$22,630	$12,194	$15,978	$72,383	$28,818

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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of September 30, 2017:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$15,768	$36,605	$35,125	$2,889
Nonperforming (>90 days past due)	5	—	391	—
Total	$15,773	$36,605	$35,516	$2,889

Credit Risk Profile based on payment activity as of December 31, 2016:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$17,875	$20,301	$29,515	$3,490
Nonperforming (>90 days past due)	12	28	462	—
Total	$17,887	$20,329	$29,977	$3,490

The following tables reflect the Bank's impaired loans at September 30, 2017:

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,935	$4,935	—	$4,892	$209
Equity lines of credit	—	—	—	13	—
Multifamily	1,101	1,101	—	1,045	45
Farmland	645	645	—	665	33
Construction, land development, other land loans	142	142	—	942	50
Commercial real estate- owner occupied	566	566	—	3,184	17
Commercial real estate- non owner occupied	—	—	—	942	14
Second mortgages	—	—	—	93	2
Non-real estate secured
Personal	—	—	—	7	—
Commercial and agricultural	62	62	—	53	—
Total	$7,451	$7,451	—	$11,836	$370

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$515	$515	$28	$488	$21
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	190	190	57	191	10
Construction, land development, other land loans	—	—	—	183	18
Commercial real estate- owner occupied	5,453	5,453	1,698	3,296	170
Commercial real estate- non owner occupied	3,510	3,510	1,014	2,760	106
Second mortgages	—	—	—	9	—
Non-real estate secured
Personal	—	—	—	—	—
Commercial and agricultural	417	417	409	551	3
Total	$10,085	$10,085	$3,206	$7,478	$328

The following tables reflect the Bank's impaired loans at December 31, 2016:

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,848	$4,848	—	$5,963	$200
Equity lines of credit	25	25	—	38	1
Multifamily	989	989	—	1,005	1
Farmland	685	685	—	750	24
Construction, land development, other land loans	1,741	1,741	—	1,643	114
Commercial real estate- owner occupied	5,802	5,802	—	5,685	390
Commercial real estate- non owner occupied	1,883	1,883	—	941	39
Second mortgages	186	186	—	292	8
Non real estate secured
Personal	14	14	—	41	1
Commercial and agricultural	43	43	—	179	3
Total	$16,216	$16,216	—	$16,537	$781

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$460	$460	$36	$1,153	$14
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	192	192	16	96	11
Construction, land development, other land loans	366	366	20	406	22
Commercial real estate- owner occupied	1,139	2,139	558	1,629	—
Commercial real estate- non owner occupied	2,009	2,009	314	1,947	41
Second mortgages	18	18	9	18	—
Non real estate secured
Personal	51	51	29	82	3
Commercial and agricultural	634	634	365	652	16
Total	$4,869	$5,869	$1,347	$5,983	$107

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the three and nine month periods ended September 30, 2017 and September 30, 2016.

Nine months ended September 30, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2016	$371	—	$21	$1,339	$445	$15	$27	$16	$802	$535	$1,258	$4,829
Provision for credit losses	(92)	—	(24)	1,139	568	(14)	(27)	39	(195)	(204)	(1,119)	71
Charge-offs	40	—	—	100	—	—	—	—	255	331	—	726
Recoveries	(27)	—	(3)	—	(1)	(1)	—	(2)	(158)	(424)	—	(616)
Net charge-offs	13	—	(3)	100	(1)	(1)	—	(2)	97	(93)	—	110
Reclassification of reserve for unfunded commitments	—	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance at September 30, 2017	$266	$—	$—	$2,378	$1,014	$2	$—	$57	$510	$424	$42	$4,693
Allowance allocated by impairment method:
Individually evaluated	$28	$—	$—	$1,698	$1,014	$—	$—	$57	$—	$409	$—	$3,206
Collectively evaluated	238	—	—	680	—	2	—	—	510	15	42	1,487
Loan balances by impairment method used:
Individually evaluated	$5,260	$1,101	$142	$5,939	$3,510	$190	$—	$835	$80	$479	$—	$17,536
Collectively evaluated	175,209	25,082	14,497	68,294	29,958	5,108	31,307	12,586	15,693	37,926	—	415,660
Balance at September 30, 2017	$180,469	$26,183	$14,639	$74,233	$33,468	$5,298	$31,307	$13,421	$15,773	$38,405	—	$433,196

Three months ended September 30, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at June 30, 2017	$295	—	$—	$1,979	$1,116	$2	$32	$19	$522	$541	$165	$4,671
Provision for credit losses	(29)	—	(1)	499	(101)	(1)	(32)	37	22	(349)	(26)	19
Charge-offs	4	—	1	100	1	—	—	—	129	138	—	373
Recoveries	(4)	—	(2)	—	—	(1)	—	(1)	(95)	(370)	—	(473)
Net charge-offs	—	—	(1)	100	1	(1)	—	(1)	34	(232)	—	(100)
Reclassification of reserve for unfunded commitments	—	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance at September 30, 2017	$266	$—	$—	$2,378	$1,014	$2	$—	$57	$510	$424	$42	$4,693

Nine months ended September 30, 2016	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2015	$654	—	$37	$1,012	$748	$43	$20	$7	$704	$886	$1,543	$5,654
Provision for credit losses	(107)	—	(3)	1,583	(236)	16	5	10	921	(243)	(460)	1,486
Charge-offs	108	—	29	1,246	—	—	9	—	915	166	—	2,473
Recoveries	(3)	—	(14)	(7)	(8)	—	(2)	—	(176)	(127)	—	(337)
Net charge-offs	105	—	15	1,239	(8)	—	7	—	739	39	—	2,136
Balance at September 30, 2016	$442	$—	$19	$1,356	$520	$59	$18	$17	$886	$604	$1,083	$5,004
Allowance allocated by impairment method:
Individually evaluated	$176	$—	$19	$558	$324	$55	$—	$17	$33	$377	$—	$1,559
Collectively evaluated	266	—	—	798	196	4	18	—	853	227	1,083	3,445
Loan balances by impairment method used:
Individually evaluated	$5,274	$992	$1,813	$4,847	$3,907	$301	$15	$883	$89	$732	$—	$18,853
Collectively evaluated	185,329	21,727	15,181	64,560	28,171	6,925	6,780	11,615	18,142	33,548	—	391,978
Balance at September 30, 2016	$190,603	$22,719	$16,994	$69,407	$32,078	$7,226	$6,795	$12,498	$18,231	$34,280	—	$410,831

Three months ended September 30, 2016	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at June 30, 2016	$514	—	$31	$1,372	$611	$70	$13	$94	$871	$659	$967	$5,202
Provision for credit losses	7	—	(4)	(5)	(91)	(11)	12	(76)	144	81	116	173
Charge-offs	81	—	20	18	—	—	9	1	280	155	—	563
Recoveries	(2)	—	(12)	(7)	—	—	(2)	—	(151)	(19)	—	(192)
Net Charge-offs	79	—	8	11	—	—	7	1	129	136	—	371
Balance at September 30, 2016	$442	$—	$19	$1,356	$520	$59	$18	$17	$886	$604	$1,083	$5,004

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $9,637 and $12,660 of loans categorized as troubled debt restructurings as of September 30, 2017 and December 31, 2016, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

There were no new TDRs in the three- or nine-month periods ended September 30, 2017. The following tables summarize the troubled debt restructurings during the first nine months of 2016.

Troubled Debt Restructurings –Three months ended March 31, 2017 Interest only	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment

Troubled Debt Restructurings Below Market Rate	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment

Troubled Debt Restructurings Loan term extension	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment

September 30, 2016 Interest only	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Residential 1-4 family	1	$180	$180
Farmland	1	57	57
Commercial real estate- owner occupied	3	2,400	2,400
Commercial real estate- non owner occupied	1	1,887	1,887
Second mortgages	1	64	64
Total interest only	7	4,588	4,588

Below Market Rate
Residential 1-4 family	1	848	848
Commercial real estate- owner occupied	1	1,516	1,516
Total below market rate	2	2,364	2,364

Loan term extension
Residential 1-4 family	2	192	192
Farmland	1	50	50
Total	3	242	242
Total restructurings	12	$7,194	$7,194

 There were no defaults in the nine month periods ending September 30, 2017 and September 30, 2016 of TDRs modified in the previous 12 months.

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

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2017 and December 31, 2016, all of the total impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.

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

	Nine months ended September 30,
	2017	2016
Loans held for sale at end of period	$4,285	$2,760
Proceeds from sales of mortgage loans originated for sale	40,681	6,334
Gain on sales of mortgage loans originated for sale	1,607	361

Note 5  -  Income Taxes

Income tax expense (benefit) for the three- and nine month periods ended September 30, is different than the amount computed by applying the statutory corporate federal income tax rate of 34% to income before taxes.  The reasons for these differences are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Tax expense (benefit) at statutory rate	$534	$(24)	$1,360	$(161)
Reduction in taxes from:
Tax-exempt interest	—	(30)	(58)	(84)
Other, net	20	(19)	11	(85)
Income tax expense (benefit)	$554	$(73)	$1,313	$(330)

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

The following table presents the capital ratios for the Bank only.

	September 30, 2017	December 31, 2016
Tier 1 leverage	8.41%	7.59%
Tier 1 risk-based	12.17%	11.78%
Total risk-based	13.32%	13.02%
Common equity tier 1	12.17%	11.78%

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

Note 8 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three and nine month periods ended September 30, 2017 and 2016.  The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

	Three months ended September 30,		Nine months ended September 30,
(thousands, except per share information)	2017	2016	2017	2016
Net income (loss) available to common stockholders	$1,020	$1	$2,688	$(143)
Weighted average common shares outstanding	8,199	8,113	8,199	8,101
Total shares outstanding including assumed conversion	10,292	8,113	10,292	8,101
Basic earnings (loss) per common share	$0.12	$—	$0.33	$(0.02)
Fully diluted earnings (loss) per share (including convertible preferred shares outstanding and restricted stock)	0.10	—	0.26	(0.02)
During 2014, the Company issued a total of 2,092 shares of Series A preferred stock (Note 7). These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company's common shares. The Series A preferred shares rank pari passu with common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. Restricted stock awards issued by the Company to Mr. Schools during 2016 are also included in the diluted share total for 2017. Preferred shares of 2,092 shares and restricted stock of 87 shares were excluded from the 2016 dilutive calculation as their effect would have been anti-dilutive.

Note 9 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit.
At September 30, 2017, unused commitments totaled $66,277, compared to $44,803 at December 31, 2016. Standby letters of credit totaled $1,000 at September 30, 2017, compared to $373 at December 31, 2016.

Note 10 – Fair Value

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record financial instruments at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to determine fair value. These adjustments may include amounts to reflect counterparty credit quality, the borrower's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy.

September 30, 2017
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$13,219	$—	$13,219
Mortgage backed securities	—	62,002	—	62,002
SBA pools	—	7,221	—	7,221
Total available for sale securities	$—	$82,442	$—	$82,442

December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,451	$—	$12,451
Mortgage backed securities	—	74,288	—	74,288
SBA pools	—	8,334	—	8,334
Total available for sale securities	—	$95,073	—	$95,073

Recurring - Derivatives

Beginning in 2017, the Company entered into interest rate swaps related to customer loan transactions to manage its interest rate risk. These interest rate swaps, which had a notional value of $3,702 as of September 30, 2017, are considered to be derivative financial instruments and are recorded at fair value, based on third party pricing models that are sensitive to market observable data and are therefore classified as level 2 values. The fair value of derivative financial instruments as of September 30, 2017 totaled $12. No interest rate swaps were outstanding as of December 31, 2016.

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2017 and December 31, 2016, all of the total impaired loans were evaluated based on the fair value of the collateral or the present value of the future cash flows. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company's assets at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

September 30, 2017	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$6,879	$6,879
Loans held for Sale	—	4,285	—	4,285
OREO	—	—	2,350	2,350
Real estate held for sale	—	—	1,430	1,430

December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$4,869	$4,869
Loans held for Sale	—	1,255	—	1,255
OREO	—	—	2,768	2,768
Real estate held for sale	—	—	1,680	1,680

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	12/31/16	9/30/2017	Valuation Techniques	Unobservable Input (2)	Range (Weighted Average)
OREO, net	$2,768	$2,350	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)
Real Estate held for sale	$1,680	$1,430	Appraisal of collateral (1)	Appraisal adjustments	0% to 50% (40%)
				Liquidation expenses	0% to 10% (8%)
Impaired loans	$4,869	$6,879	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

Off-Balance Sheet Instruments

The carrying value of off-balance sheet commitments to extend credit, standby letters of credit, and financial guarantees, is considered equal to fair value.  Because of the uncertainty involved in attempting to assess the likelihood and timing of commitments being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value that differs from the given value of the commitment.

The carrying amounts and fair values of the Company's financial instruments at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$27,016	$27,016	$50,385	$50,385
Securities available for sale	82,442	82,442	95,073	95,073
Other investments	3,719	3,719	6,637	6,637
Loans, net	427,779	426,678	404,838	406,851
Interest rate swaps	12	12	—	—
Deposits	500,091	429,543	489,869	422,730
Other short-term borrowings	10,000	10,066	27,552	27,958
Long-term debt	30,155	31,151	40,146	41,825

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

Results of Operations

Consolidated net income totaled $1.0 million for the three-month period ended September 30, 2017, compared to $1,000 for the three-month period ended September 30, 2016. Consolidated net income totaled $2.7 million for the nine-month period ended September 30, 2017, compared to a net loss of $(143,000) for the same period of 2016.

The following table provides summarized income statements for the three- and nine-month periods ended September 30, 2017 and September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net interest income	$4,814	$4,741	$14,046	$14,376
Provision expense	19	173	71	1,486
Non-interest income	1,700	1,348	4,660	3,517
Non-interest expense	4,921	5,988	14,634	16,880
Income (loss) before income taxes	1,574	(72)	4,001	(473)
Income tax expense (benefit)	554	(73)	1,313	(330)
Net income (loss)	$1,020	$1	$2,688	$(143)

Net interest income for the three-month period ended September 30, 2017 increased $73,000 or 1.5 percent compared to the three months ended September 30, 2016 primarily due to reduction in FHLB advances compared to the prior period. Average loan balances for the three months ended September 30, 2017 increased slightly compared to the three month period ended September 30, 2016. Average securities balances declined $15.2 million during the same period. The tax-equivalent yield on average interest-earning assets was 4.31 percent for the three-month period ended September 30, 2017 compared to 4.28 percent in the same period of 2016.

Average interest-bearing liabilities decreased $18.1 million for the three months ended September 30, 2017,when compared to the same period of 2016 due to maturities of FHLB advances. The rate on average interest-bearing liabilities declined from 1.00 percent in the three month period ended September 30, 2016, to 0.95 percent for the three months ended September 30, 2017 due to FHLB advance repayment and change in deposit mix.

The provision for loan losses for the three-month period ended September 30, 2017 totaled $19,000, compared to $173,000 during the corresponding period of 2016. Due to collection of a large judgment during the third quarter, the Company recorded a net recovery of $(100,000) during the three-month period ended September 30, 2017, compared to net charge-offs of $371,000 for the same period of 2016.

The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  The Company's allowance for loan losses at September 30, 2017 decreased to 1.09 percent of total loans compared to 1.22 percent at September 30, 2016.  At December 31, 2016, the allowance for loan losses as a percentage of total loans was 1.18 percent. During the third quarter of 2017, the Company reduced its unallocated allowance for loan losses and established a $97,000 reserve for unfunded commitments, representing the estimated potential exposure for unfunded loan commitments. The reserve for unfunded commitments is reported within other liabilities in the consolidated balance sheet.

Provision for loan losses was $71,000 for the first nine months of 2017, compared to $1.5 million for the corresponding period of 2016, reflecting a significant reduction in net charge-offs, primarily related to $1.7 million in net charge-offs recognized during the second quarter of 2016, when the Company recognized charge-offs on three exposures in the Tri-Cities TN / VA market area.

During the third quarter of 2017, non-interest income increased $352,000 compared to the corresponding period for 2016, primarily due to mortgage banking income, which was launched during early 2016. The Company's mortgage division originates loans to be sold on a servicing-released basis through its branch footprint and in North and South Carolina. Income from the gain on sale of loans totaled $655,000 during the third quarter of 2017. Other service charges, commissions and fees increased $98,000 as compared to the same period of 2016, primarily due to higher financial services income. Service charge income decreased $72,000 during the third quarter of 2017, compared to the same period of 2016, due to reduction in the number of customer accounts.

Non-interest income for the nine-month period ended September 30, 2017 totaled $4.7 million, compared to $3.5 million during the same period of 2016, primarily due to a $1.2 million increase in mortgage banking income generated during 2017. Other non-interest income declined $192,000 during 2017.

Total non-interest expense for the three-month period ended September 30, 2017 decreased $1.1 million from the comparable period in 2016, primarily resulting from a $615,000 reduction in OREO-related expenses. Salaries and employee benefits decreased $272,000 for the three months ended September 30, 2017 as compared to the prior year period, resulting from the impact of earlier workforce reductions and deferred salary costs from current year loan originations.

Non-interest expense for the nine-month period ended September 30, 2017 totaled $14.6 million, compared to $16.9 million during the same period of 2016, the combined result of a $1.3 million reduction in OREO-related expenses and an $806,000 reduction in salary and employee benefits expense.

Operating return ratios reflect the improvements in the Company's earnings during 2017. The annualized return on average equity was 7.25 percent for the three-month period ended September 30, 2017, compared to 0.01 percent for the corresponding period of 2016. Annualized return on average assets for the three months ended September 30, 2017 was 0.68 percent compared to 0.00 percent for the three months ended September 30, 2016. While both operating ratios remain below peer averages, the improvements reflect ongoing efforts to achieve stable profitability. The Company continues to identify and implement strategies to improve core operating results.

Financial Position

Total loans, net of deferred fees, totaled $432.5 million at September 30, 2017, compared to $409.7 million at December 31, 2016. The loan to deposit ratio was 86.5 percent at September 30, 2017 compared to 83.6 percent at December 31, 2016. Deposits at September 30, 2017 have increased $12.0 million since September 30, 2016 and $10.2 million since December 31, 2016. Deposit growth during 2017 has been primarily among non-interest bearing deposits, which increased $14.3 million since December 31, 2016.

As of September 30, 2017, the Company has $40.2 million in FHLB advances. No new advances were originated during the last 12 months. The Company secures all of its existing and future advances from the FHLB with 1-4 family residential mortgage, commercial real estate and multi-family loans.

Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $5.4 million or 1.24 percent of loans held for investment and OREO at September 30, 2017, compared to $6.8 million or 1.64 percent of loans held for investment and OREO at December 31, 2016, and $8.8 million or 2.14 percent at September 30, 2016.  As demonstrated by the reductions in non-performing assets over the past 12 months, the Company continues its efforts to reduce non-performing assets, primarily by reducing non-accrual loans and selling OREO.

The allowance for loan losses is calculated based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, including general economic conditions. The internal credit review function includes pre-approval analyses of large credits and credit review activities that provide early warnings of loan deterioration. The senior credit administration officer prepares quarterly analyses of the adequacy of the allowance for loan losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are estimated based upon historical losses and other factors, as adjusted, for various loan types. The calculation of the allowance for loan losses is reviewed by the senior credit officers, the chief risk officer, senior financial officers and the board of directors.

At September 30, 2017 and December 31, 2016, management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of accounting principles generally accepted in the United States of America.

At September 30, 2017, other real estate owned totaled $2.4 million and consisted of 15 relationships. At December 31, 2016 OREO balances were $2.8 million and consisted of 22 relationships. The following chart details each category type, number of relationships, and balance.

	September 30, 2017		December 31, 2016
Balance in thousands	Number	Balance	Number	Balance
Land development/vacant land	10	$663	9	$597
1-4 family residential mortgage	2	142	6	340
Commercial real estate	3	1,545	7	1,831
Total	15	$2,350	22	$2,768

The Company's major markets include: Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, and Boone/Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	September 30, 2017		December 31, 2016
Balance in thousands	Number	Balance	Number	Balance
Sevierville and Knoxville TN Area	1	$71	4	$153
Southwest VA and Tri-city TN Area	12	2,209	16	2,525
Boone and Banner Elk NC Area	2	70	2	90
Total	15	$2,350	22	$2,768

The Company focuses on selling OREO properties and reducing other non-performing assets. The ability to sell OREO continues to be somewhat negatively affected by limited demand.

Investment securities available for sale totaled $82.4 million at September 30, 2017, compared to $95.1 million at December 31, 2016, and $96.9 million at September 30, 2016. Investment securities available for sale at September 30, 2017 were comprised of mortgage backed securities/CMOs (75.2 percent of the total securities portfolio), municipal issues (16.0 percent), and SBAs pools (8.8 percent).  There were no investment securities held to maturity at September 30, 2017 or December 31, 2016.

Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments had a carrying value of $3.7 million at September 30, 2017, and are considered to be non-marketable as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments are certificates of deposit purchased from other FDIC-insured institutions. The balance of these CDs totaled $748,000 at September 30, 2017.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $57.1 million at September 30, 2017, compared to $55.4 million at September 30, 2016. Total stockholders' equity at December 31, 2016 was $53.8 million. The change in stockholders' equity was primarily due to retained earnings and changes in accumulated other comprehensive income related to the market value of the Company's available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and tier I capital to risk-weighted assets (as defined in the regulations), and tier I capital to adjusted total assets (as defined).  See Note 6 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($27.0 million as of September 30, 2017) and unrestricted investment securities available for sale ($51.3 million).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company's internal controls over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

Date: 11/13/2017	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Date: 11/13/2017		/s/ John H. Gray
John H. Gray
Chief Financial Officer

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form
10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).