Form 10-K
period 2017-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2018-04-02
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017
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
Common Stock, $0.625 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No__X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes__ No_X__
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ] Smaller Reporting Company [X] Emerging Growth Company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X ]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $49,735,450.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,199,228 shares of common stock, par value $0.625 per share, outstanding as of April 2, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Consolidated Financial Report for year ended December 31, 2017 – Part II
Proxy Statement for the 2018 Annual Meeting of Shareholders—Part III

Highlands Bankshares, Inc.
Form 10-K
For the Year Ended December 31, 2017

PART I.
Item 1.  Business

History and Business
Highlands Bankshares, Inc. (the "Company") is a one-bank holding company organized under the laws of Virginia in 1995 and registered as a bank holding company under the Bank Holding Company Act of 1956 ("BHCA"). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the "Bank"). The Company's single direct subsidiary as of December 31, 2017 is the Bank, which was formed in 1985.
Highlands Union Bank
The Bank is a Virginia state chartered bank that was incorporated in 1985. The Bank provides banking, insurance, wealth management, and other financial solutions through 14 banking offices, 3 loan production offices, and 160 full-time equivalent associates located in North Carolina, Tennessee, and Virginia.
The Bank offers retail and commercial banking products and services to individuals, businesses and local government customers. These products and services include traditional deposit and loan options, including checking accounts, money market deposit accounts, interest-bearing demand deposit accounts, savings accounts, time deposits, residential 1-4 family loans, owner occupied and non owner occupied commercial real estate loans, second mortgage loans, home equity lines of credit, consumer, commercial/industrial, credit card and agricultural loans. Other products and services offered include automatic funds transfer, night depository, safe deposit, and other miscellaneous services normally offered by commercial banks.
Highlands Union Insurance Services, Inc.
Highlands Union Insurance Services, Inc., ("HUIS") a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers' Insurance, LLC. Bankers' Insurance, LLC, as of December 31, 2017, had purchased multiple full service insurance agencies across the state of Virginia. HUIS sells insurance products and services through Bankers' Insurance, LLC.
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

Lending Activities
The Bank has written policies and procedures to help manage credit risk. The Bank's policy provides for three levels of lending authority. The first level of authority is granted to individual loan officers who have various levels of approval based upon their position and experience. The second level is the Credit Committee, which is comprised of senior officers of the Bank from all market areas. The Credit Committee considers loans that exceed the individual loan officers' lending authority and reviews loans to be presented to the Board's Risk Committee or the Board of Directors. In addition to approving loans that exceed the Credit Committee's authority, the board's Risk Committee reviews portfolio concentrations and other credit quality metrics. All lending policies are reviewed and approved by the Board of Directors. .
The Bank has engaged an external third part to perform an independent review of the Bank's loan portfolio to identify loss exposure and to monitor compliance with the Bank's loan policy. The independent credit review seeks to review approximately 50 percent of outstanding loan balances each year.
One-to-Four-Family Residential Real Estate Lending
Residential loan opportunities may be generated by the Bank's loan officers, referrals by real estate professionals, and by existing or new bank clients. Loan applications are taken by a Bank loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant and originations are underwritten using policy guidelines. Security for the majority of one to four family residential loans is owner occupied single family dwellings. Values of residential real estate collateral are provided by independent appraisers who have been approved by the Bank's Board of Directors.

Second mortgages and Home Equity Lines of Credit are generated, underwritten and secured like single family residential real estate loans discussed above. Second mortgage loans are typically originated at higher interest rates than residential mortgage loans. Home equity lines of credit are typically variable-rate instruments based on a market index, although some have been originated with a promotional interest rate that reverts to standard pricing following a specified period of time. Second mortgages are typically made for no more than fifteen years. Home equity lines of credit mature in ten years.
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
At December 31, 2017, $214.0 million, or 49.5 percent, of the Bank's loan portfolio consisted of one-to four-family residential real estate loans, second mortgages, and home equity lines. Fixed rate loans are typically 3, 5, and 7 year balloon loans amortized over a 30 year period. In connection with residential real estate loans, the Bank requires hazard insurance, and if required, flood insurance.
Multifamily Residential Real Estate Lending
Loan applications for loans to be secured by multi-family residential properties are taken by a loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant, as well as rent rolls, operating costs and occupancy rates of the property to be financed. At December 31, 2017, $19.5 million, or 4.5 percent, of the Bank's loan portfolio consisted of multi-family residential properties. Loan originations are underwritten using the Bank's underwriting guidelines of a LTV of 80% and a cash flow coverage ratio of 1.25 or better. The valuation of multifamily residential collateral is provided by independent fee appraisers who have been approved by the Bank's Board of Directors.
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
At December 31, 2017, commercial real estate loans aggregated $115.9 million, or 26.8 percent, of the Bank's total loans. In its underwriting of commercial real estate, the Bank may lend, under its policy, up to 80% of the secured property's appraised value. The Bank's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower's creditworthiness, prior credit history and reputation. The Bank also evaluates the location of the secured property, and as noted above, typically requires personal guarantees or endorsements of the borrowing entity's principal owners.
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
At December 31, 2017, construction, farmland, and other land loans outstanding were $29.1 million, or 6.7 percent, of total loans. Construction lending entails significant additional risks and often involves larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced to fund construction, the value of which is estimated prior to the completion of construction on an "as built" basis. Therefore, it is difficult to accurately estimate the total loan funds required to complete the project and the completed loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of as built appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank obtains a first lien on the property as security for construction loans, monitors the construction and advance process and, if a business entity, typically requires personal guarantees from the borrowing entity's principal owners.

Commercial and Agricultural Lending-- Non-Real Estate Secured and Unsecured
The Bank makes local commercial and agricultural unsecured and non-real estate secured loans. These loans generally have a higher degree of risk than other loans. To manage these risks, the Bank generally obtains collateral, such as assignments of inventory or accounts receivable, equipment, and personal guarantees from the borrowing entity's principal owners. In its underwriting of commercial and agricultural non-real estate secured loans, the Bank may lend, under internal policy, up to 80% of the secured collateral appraised value. The Bank's commercial and agricultural non-real estate secured and unsecured underwriting criteria require adequate debt service coverage ratios and the borrower's creditworthiness, prior credit history and reputation. As commercial business and agricultural non-real estate secured loans typically are made on the basis of the borrower's ability to make repayment from cash flow, the availability of funds for the repayment is substantially dependent on the success of the business itself.
At December 31, 2017, commercial and agricultural non-real estate secured loans including unsecured loans aggregated $39.7 million, or 9.2 percent, of the Bank's total loans.
Consumer Lending-Non Real Estate Secured and Unsecured
The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans made on both an installment and demand basis. At December 31, 2017, the Bank had consumer loans of $14.2 million or 3.3 percent of gross loans. Such loans are generally made to customers with whom the Bank has a pre-existing relationship, often deposit and residential mortgage relationships. The Bank only originates its consumer loans in its geographic market area. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by the verification of gross monthly income from primary employment and additionally from any verifiable secondary source. The applicant's FICO scores are also analyzed with the credit report analysis. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the available collateral, if applicable.
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
Participation Loans
In addition to secondary marketing activities related to 1-4 family residential mortgage loans, the Bank will occasionally buy or sell all or a portion of a loan. The Bank will consider selling a loan or a participation in a loan, if: (i) the full amount of the loan to a single borrower will exceed the Bank's legal lending limit, which is 15 percent of the unimpaired capital and unimpaired surplus of the Bank; (ii) the full amount of the loan, when combined with a borrower's previously outstanding loans, will exceed the Bank's legal lending limit to a single borrower; (iii) the Board of Directors or the Senior Officer Loan Committee believes that a particular borrower has a sufficient level of debt with the Bank; (iv) the borrower requests the sale; (v) the loan to deposit ratio is at or above the optimal level as determined by Bank management; and/or (vi) the loan may create too great a concentration of loans in one particular location, one industry or in one particular type of loan. The Bank will consider purchasing a participation in a loan from another financial institution if the loan meets all applicable credit quality standards; (i) the Bank's loan to deposit ratio is at a level where additional loans would be desirable; and/or (ii) a common customer requests the purchase.
The following table sets forth, for the two fiscal years ended December 31, 2017 and 2016, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Year Ended	Class of Service	Percentage of Total Revenues
December 31, 2017	Interest and Fees on Loans	81.83%
December 31, 2016	Interest and Fees on Loans	79.21%

Market Area
The Bank operates five offices in Southwest Virginia, five offices in the Tri-Cities area straddling the Tennessee/Virginia border, three offices in the vicinity of Knoxville, Tennessee, and two offices in the High County region of Northwestern North Carolina

Southwest Virginia Market Area
Bristol, Virginia is located in far southwestern Virginia and lies directly on the Virginia-Tennessee state line. Washington County surrounds Bristol to the west, north and east. In the Bristol/Washington County community, educational/health care services, manufacturing, and retail trade sectors are the largest industries, in terms of total number of jobs in 2017.
The Bank has a branch office located in Marion which is the county seat of Smyth County, Virginia. Marion is approximately 30 miles northeast of Abingdon, Virginia. In Smyth County, educational/health care services, manufacturing, and retail trade sectors are the largest industries.
Tri-Cities Market Area
Bristol, Tennessee is located in Sullivan County, Tennessee and is Bristol, Virginia's twin city. Bristol, Tennessee's three largest employment sectors are educational/health care services, manufacturing, and retail trade.
Rogersville, Tennessee is located in Hawkins County approximately 45 miles southwest of Bristol, Tennessee. Rogersville is the county seat for Hawkins County. Rogersville's and Hawkins County's largest employment sectors are educational/health care services, manufacturing, and retail trade.
Knoxville Market Area
Sevierville, Tennessee is located in Sevier County, Tennessee. Sevierville, Tennessee is located approximately 20 miles east of Knoxville, Tennessee. Sevierville serves as the county seat and is the largest city located in Sevier County. Major employers for the County include entertainment/recreation, retail trade, and educational/health care services. There is some industrial base that mitigates some of the seasonal employment fluctuation from the tourism and related businesses.
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
High Country Market Area
Banner Elk, North Carolina is located in Avery County in the northwestern mountains of North Carolina. In Banner Elk, educational/health care services, retail trade, tourism and arts/entertainment are the largest industries.
Boone, North Carolina is located in Watauga County in the northwestern mountains of North Carolina. Boone's three largest employment sectors are educational/health care services, entertainment/recreation services, and retail trade.

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
The Bank met the requirements at December 31, 2017 to be classified as "well-capitalized." This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank's overall financial condition.
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
Section 36 of FDICIA requires insured depository institutions with at least $500 million but less than $1 billion in total assets to file annual reports that must include the following:

•	Audited comparative annual financial statements

•	The independent public accountant's report on the audited financial statements

•
A management report that contains a statement of management's responsibilities for preparing the financial statement, establishing and maintaining an adequate internal control structure over financial reporting and complying with the laws and regulations designed by the FDIC and appropriate banking regulators

•	An assessment by management of the institution's compliance with the designated laws and regulations during the year.
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
Effective January 1, 2015, the Bank became subject to new capital requirements adopted by the Federal Reserve (with some changes transitioned into full effectiveness over two to four years). The new requirements created a new required ratio for common equity Tier 1 ("CET1") capital, increased the leverage and Tier 1 capital ratios, changed the risk weight of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. CET1 generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.
Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with assets under $1 billion.
Under the new capital regulations, the minimum capital ratios are as follows:

•	CET1 capital ratio of 4.5% of risk-weighted assets (new);

•	Tier 1 capital ratio of 6.0% of risk-weighted assets (increased from 4%);

•	Total capital ratio of 8.0% of risk-weighted assets (unchanged); and,

•	Leverage ratio of 4.0% (unchanged).
There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not use any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.
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
In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. Phase-in of this new capital conservation buffer requirement commenced in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

Under the new standards, which became effective January 1, 2015, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a leverage ratio of 5.0% (unchanged).
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
The following summarizes the Company's progress to comply with the items in the Written Agreement as of December 31, 2017:

•	A new board oversight policy has been approved and implemented;

•	Revised the Bank's loan grading system and ALLL methodology;

•	Improved credit administration policies have been established; the Bank has engaged a third party to provide an independent credit review

•	Implemented problem loan action reports and problem asset reports for all assets over $500,000; these reports are reviewed with the Board and provided to the Federal Reserve Bank on a quarterly basis;

•	Revised the written contingency funding plan;

•	Implemented stress testing of the loan portfolio;

•	Revised the investment policy;

•	Completed a three year capital plan targeted to improve the Company's and Bank's capital levels to include strategically reducing the risk weighted assets of the Company and improving earnings;

•	Completed a business continuity plan and disaster recovery plan; and,

•	Formed a Directors' compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Organization and Employment
The Company, the Bank, HUFS, HUIS, and Russell Road, LLC, are organized in a holding company/subsidiary structure. As of December 31, 2017, the Company had no employees, although certain Bank employees are designated as officers of the Company. The Bank pays all employee and officer salaries and director fees. At December 31, 2017, the Bank employed 153 full time equivalent employees at its main office, operations center, support centers and branch offices. The Company's relationship with its employees is considered to be good.
The Company executed an employment agreement with CEO Timothy Schools in December 2015, which was reported on the Company's Form 8-K on December 14, 2015. This is the only employment agreement in effect at December 31, 2017.

Company Website
The Bank maintains a website at www.hubank.com. The Company makes available through the Bank's website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, free of charge, as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company's and the Bank's headquarters are located at 340 W. Main Street, Abingdon, Virginia. In addition to the Bank's Main Office location, the Bank owns thirteen branch offices located in Southwest Virginia, the Tri-Cities area that straddles Virginia and Tennessee, the Knoxville area and the High Country area of Northwestern North Carolina. The Bank owns the land and buildings of all of these branch offices as well as the main office for the Company and Bank. The Bank also owns the land and three buildings used for its customer call center, computer, loan and deposit operations, and facilities departments in Abingdon, Virginia.

The Bank currently has four properties held for sale that were previously used for or purchased for banking operations.

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
The Company, the Bank and other subsidiaries are occasionally named as defendants in various legal actions arising from our normal business activities in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in the opinion of management, no legal actions currently exist that are expected to have a material effect on the Company's consolidated financial statements.

Item 4.  Mine Safety Disclosures

Not Applicable

PART II.
FINANCIAL INFORMATION

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Trades in the Company's Common stock are reported on the OTCQX marketplace. These parties negotiate the per share price independent of the Company. The Company's transfer agent is Computershare.

The following table provides market prices for trades in the Company's Common stock for each of the four quarters for 2017 and 2016.

Common Stock Performance – 2017
	High	Low	Quarterly Average	Dividends per Share
First Quarter	$7.28	$5.95	$6.86	$—
Second Quarter	$7.50	$6.65	$7.08	$—
Third Quarter	$7.25	$6.86	$7.04	$—
Fourth Quarter	$7.56	$6.92	$7.16	$—

Common Stock Performance – 2016
	High	Low	Quarterly Average	Dividends per Share
First Quarter	$6.25	$4.85	$5.31	$—
Second Quarter	$7.00	$5.15	$5.89	$—
Third Quarter	$5.70	$4.55	$5.18	$—
Fourth Quarter	$5.95	$4.90	$5.03	$—

The Company is currently prohibited from paying dividends without regulatory approval under the terms of the Written Agreement dated October 13, 2010. For additional information regarding regulatory restrictions on the Company's ability to pay dividends, see "Regulatory Considerations - Highlands Union Bank – Limits on Dividends and Other Payments" in Item 1 above.

In connection with its capital raise in 2014, the Company issued shares of Series A Convertible Perpetual Preferred Stock (the "Series A Preferred Stock"). Holders of Series A Preferred Stock are entitled to receive, when and if declared by the Board of Directors or a duly authorized committee of the Board of Directors, out of funds legally available therefore, non-cumulative dividends in the same per share amount as the dividends paid on a share of common stock. The Company will not pay any dividends with respect to its common stock unless an equivalent dividend also is paid to the holders of the Series A Preferred Stock.

As of April 2, 2018, the Company had approximately 1,347 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the twelve months ended December 31, 2017.  The Company does not anticipate any repurchases during 2018 as the Company currently is prohibited from repurchasing its common stock without regulatory approval under the terms of the Written Agreement dated October 13, 2010.

The Company currently has 8,199,229 shares of common stock outstanding as of April 2, 2018.

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
Such forward-looking statements involve known and unknown risks including, but not limited to, the following factors:

•	adverse economic conditions in the market areas we serve and the impact on credit quality of risks inherent in the loan portfolio, including repayment risk and fluctuations collateral values;

•	our ability to manage, dispose of and properly value non-performing assets and other real estate owned;

•	further deterioration in housing market and collateral values;

•	our ability to assess the creditworthiness of our loan customers and to maintain an adequate allowance for loan losses;

•	our ability to maintain adequate sources of funding and liquidity, including customer deposits and access to secondary sources such as Federal Home Loan Bank advances;

•	our ability to attract and maintain capital levels adequate to support our asset levels and risk profile;

•	our ability to comply with the October 13, 2010 written agreement with the Federal Reserve Bank of Richmond;

•	our ability to successfully manage interest rate risk and changes in interest rates and interest rate policies;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	our ability to successfully manage our strategic plan;

•	difficult market conditions in our industry that exist now or may develop in future periods;

•	problems with technology utilized by us;

•	our ability to successfully manage third-party vendors upon whom we are dependent;

•	competition with other banks, non-bank financial institutions, and companies outside of the banking industry, including companies that have substantially greater access to capital and other resources;

•	potential impact on us of recently-enacted legislation and future regulations;

•	changes in accounting policies or standards;

•	demand, development and acceptance of new products an services; and

•	changing trends in customer profiles and behavior.

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
The Company monitors credit quality and maintains an allowance for loan losses to absorb the estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties, and variability related to the factors used. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Performance Summary

The following table provides certain key performance ratios for the years ended December 31, 2017 and December 31, 2016.

	2017	2016
Return on average assets	(0.07)%	—
Return on average equity	(0.78)%	0.02%
Basic earnings (loss) per share	$(0.05)	$—
Fully diluted earnings (loss) per share	$(0.05)	$—
Net interest margin	3.54%	3.60%

Results of Operations

The Company reported a consolidated net loss of $(437,000) for the year ended December 31, 2017, compared to net income of $12,000 for the year ended December 31, 2016. Income before income taxes totaled $5.3 million for 2017, compared to loss before income taxes of $(348,000) for 2016. The Company recorded income tax expense of $5.7 million during 2017, $4.0 million of which relates to the revaluation of the Company's net deferred tax asset resulting from enactment of the the Tax Cut and Jobs Act on December 22, 2017.

The following table provides summarized income statements for the years ended December 31, 2017 and December 31, 2016.

	Year ended December 31,
(thousands)	2017	2016
Net interest income	$18,928	$19,219
Provision expense	120	1,526
Noninterest income	6,036	4,868
Noninterest expense	19,587	22,909
Income (loss) before income taxes	5,257	(348)
Income tax expense (benefit)	5,694	(360)
Net income (loss)	$(437)	$12

Net interest income
Net interest income for the year ended December 31, 2017 decreased $291,000 or 1.5 percent compared to the year ended December 31, 2016 primarily due to a $4.1 million reduction in average interest-earning assets. While average loan balances increased slightly during 2017, average investment securities declined $3.2 million or 3.3 percent and average fed funds sold declined $2.1 million or 9.2 percent. The reductions in average investment securities and average fed funds sold occurred as existing liquidity was used to fund repayment of FHLB advances.

Average interest-bearing liabilities decreased $20.3 million during 2017 due to repayments of FHLB advances and a $7.7 million reduction in average interest-bearing deposits. The rate on average interest-bearing liabilities declined from 0.98 percent during 2016, to 0.94 percent for 2017 due to the repayment of $27.5 million of FHLB advances and change in deposit mix.

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the related interest income or expense, the average yield or rate on the average balance outstanding, net interest income, interest rate spread and net yield on average interest-earning assets for the periods indicated.

	2017			2016			2015
($ thousands)	Average balance	Interest income/expense	Yield/rate	Average balance	Interest income/expense	Yield/rate	Average balance	Interest income/expense	Yield/rate
Loans	$420,024	$20,427	4.86%	$419,670	$21,327	5.08%	$416,584	$20,930	5.02%
Investment securities available for sale	93,425	2,148	2.30%	98,364	1,968	2.18%	90,835	1,748	2.13%
Fed funds sold	20,734	192	0.93%	20,589	99	0.48%	31,926	85	0.27%
Total interest-earning assets	$534,183	$22,767	4.26%	$538,623	$23,394	4.38%	$539,345	$22,763	4.26%

Interest-bearing deposits	$351,824	1,854	0.53%	$359,556	$1,794	0.50%	$369,389	$2,169	0.59%
FHLB advances	55,164	1,985	3.60%	67,725	2,381	3.52%	67,780	2,388	3.52%
Total interest-bearing liabilities	$406,988	3,839	0.94%	$427,281	4,175	0.98%	$437,169	4,557	1.04%

Net interest income		$18,928			$19,219			$18,206

Interest rate spread			3.32%			3.40%			3.22%
Net yield on interest-earning assets			3.54%			3.60%			3.41%

Loans includes loans held for sale and nonaccrual loans.

The Company's primary source of revenue is net interest income, which is the difference between the interest and fees earned on loans and investments and the interest paid on deposits, FHLB borrowings and other interest-bearing liabilities. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities and by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The following table sets forth, for the years indicated, a summary of the changes in interest income and interest expense resulting from changes in average asset and liability balances (volume) and changes in average interest rates (rate). The increase (decrease) due to change in volume is computed using the change in the average balances between the current and prior period, multiplied by the corresponding current year average yield/rate. The remaining increase or decrease in net interest income is allocated between yield and rate.

	2017			2016
	Increase (decrease) due to change in			Increase (decrease) due to change in
(thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$18	$(918)	$(900)	$157	$240	$397
Investment securities available for sale	(108)	288	180	164	56	220
Fed funds sold	1	92	93	(55)	69	14
Total interest income	$(194)	$(433)	$(627)	$266	$365	$631
						—
Interest-bearing deposits	$(39)	$99	$60	$(49)	$(326)	$(375)
FHLB advances	(442)	46	(396)	(2)	(5)	(7)
Total interest expense	$(199)	$(137)	$(336)	$(51)	$(331)	$(382)

Increase (decrease) in net interest income	$5	$(296)	$(291)	$317	$696	$1,013

Provision for loan losses
The provision for loan losses for the year ended December 31, 2017 totaled $120,000, compared to $1.5 million during 2016, primarily due to lower net charge-offs during 2017. The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.

The Company's allowance for loan losses at December 31, 2017 decreased to 0.92 percent of total loans, compared to December 31, 2016, when the allowance for loan losses as a percentage of total loans was 1.18 percent.

Noninterest income
Noninterest income for 2017 totaled $6.0 million, compared to $4.9 million during 2016. The $1.2 million increase in noninterest income during 2017 primarily resulted from growth in mortgage banking income, which was launched during early 2016. The Company's mortgage division originates loans to be sold on a servicing-released basis through its branch footprint and through offices in Raleigh and Greensboro, North Carolina. Income from the gain on sale of loans totaled $1.9 million during 2017. Previously, underwriting and other operational responsibilities related to originating and marketing these mortgage loans were performed by bank personnel. During early 2018, in an effort to reduce the costs associated with the mortgage division, the Company initiated a plan to outsource the underwriting and other operational areas to a third party. This outsourced model will result in lower mortgage banking income in future periods.

Other service charges, commissions and fees increased $133,000 compared to 2016, primarily due to higher financial services income. Service charge income decreased $218,000 during 2017, compared to 2016, primarily due to lower NSF income, while other noninterest income declined $178,000 during 2017.

Noninterest expense
Total noninterest expense for 2017 decreased $3.3 million from 2016, primarily resulting from lower OREO-related expenses and a reduction in salaries and employee benefits. OREO-related expenses declined $1.6 million from 2016, resulting from significant reductions in OREO losses and writedowns during 2017.

Salaries and employee benefits decreased $1.1 million for 2017, compared to the prior year, resulting from the impact of earlier workforce reductions and deferred salary costs from current year loan originations, net of higher salary and benefit costs related to the expansion of the mortgage division during 2017. Salary and employee benefits expense related to the mortgage division will decline during 2018 due to the planned outsourcing of the underwriting and secondary marketing function to a third party.

Income tax expense
Income tax expense for 2017 totaled $5.7 million, compared to tax benefit of $(360,000) recorded during 2016. Income tax expense for 2017 reflected the impact of the significant increase in pre-tax income and also included $4.0 million of income tax expense resulting from revaluation of the Company's net deferred tax asset resulting from enactment of the Tax Cut and Jobs Act on December 22, 2017. The Tax Cut and Jobs Act reduced the Company's future federal income tax rate to 21.0 percent.

Financial Position

Loans
Total loans, net of deferred fees, totaled $431.6 million at December 31, 2017, compared to $409.7 million at December 31, 2016. The loan to deposit ratio was 86.5 percent at December 31, 2017 compared to 83.6 percent at December 31, 2016. During 2017, the Company experienced growth among home equity lines of credit, commercial real estate, both owner-occupied and non-owner-occupied, and commercial loans. Residential 1-4 family, multifamily and personal loans all declined during 2017.

The following table provides balance by loan class as of December 31 for past five years.

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
($ thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate secured:
Residential 1-4 family	$174,889	40.45%	$186,695	45.49%	$194,287	44.88%	$186,829	45.83%	$175,860	43.49%
Multifamily	19,469	4.50%	22,630	5.51%	23,895	5.52%	21,131	5.18%	20,592	5.09%
Construction and land loans	15,907	3.68%	15,978	3.89%	19,163	4.43%	18,518	4.54%	18,509	4.58%
Commercial, owner occupied	82,121	19.00%	72,383	17.64%	73,031	16.87%	70,748	17.35%	71,459	17.67%
Commercial, non-owner occupied	33,748	7.81%	28,818	7.02%	38,025	8.78%	32,173	7.89%	37,117	9.18%
Second mortgages	4,684	1.08%	6,934	1.69%	8,169	1.89%	8,075	1.97%	7,934	1.96%
Equity lines of credit	34,378	7.95%	13,395	3.27%	6,000	1.39%	6,499	1.59%	7,884	1.95%
Farmland	13,188	3.05%	12,194	2.97%	11,283	2.61%	8,246	2.02%	9,322	2.31%
Total real estate secured	378,384	87.53%	359,027	87.48%	373,853	86.37%	352,219	86.40%	348,677	86.22%
Non-real estate secured:
Personal	14,192	3.28%	17,887	4.36%	20,914	4.83%	21,186	5.20%	20,776	5.14%
Commercial	36,785	8.51%	29,977	7.31%	35,144	8.12%	31,586	7.75%	31,575	7.81%
Agricultural	2,950	0.68%	3,490	0.85%	2,959	0.68%	2,683	0.66%	3,376	0.83%
Total non-real estate secured	53,927	12.47%	51,354	12.52%	59,017	13.63%	55,455	13.60%	55,727	13.78%

Total	$432,311	100.00%	$410,381	100.00%	$432,870	100.00%	$407,674	100.00%	$404,404	100.00%

The following table provides loan maturity information as of December 31, 2017.

(thousands)	Within 1 year		1-5 years		After 5 years
Real estate secured:	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Residential 1-4 family	$26,359	$12,923	$67,796	$34,111	$20,665	$13,035	$174,889
Multifamily	3,722	2,120	6,601	4,911	—	2,115	19,469
Construction and land loans	5,187	—	10,720	—	—	—	15,907
Commercial, owner occupied	27,091	4,020	16,302	7,950	9,721	17,037	82,121
Commercial, non-owner occupied			33,748	—	—	—	33,748
Second mortgages	1,166	576	2,136	631	—	175	4,684
Equity lines of credit	—	8,040	—	19,110	—	7,228	34,378
Farmland	1,843	1,175	5,946	1,656	—	2,568	13,188
							—
Non-real estate secured:							—
Personal	4,332	2,669	5,976	739	—	476	14,192
Commercial	14,784	4,013	20,164	611	—	163	39,735
Agricultural							—

Total	$84,484	$35,536	$169,389	$69,719	$30,386	$42,797	$432,311

Investment securities available for sale
Investment securities available for sale totaled $78.5 million at December 31, 2017, compared to $95.1 million at December 31, 2016. The $16.5 million reduction occurred as proceeds from maturing securities and proceeds from investment security sales were used to fund loan demand and to fund the repayment of FHLB advances during 2017.

Investment securities available for sale at December 31, 2017 included mortgage backed securities/CMOs (75.5 percent of the total securities portfolio), municipal issues (15.9 percent), and SBAs bonds (8.5 percent).  There were no investment securities held to maturity at December 31, 2017 or December 31, 2016.

The following table presents the maturity distribution, fair value, and taxable-equivalent yield of the investment portfolio at December 31, 2017 and December 31, 2016.

	Fair value maturing:
($ thousands)	Within 1 year	1-5 years	5-10 years	Beyond 10 years	Total	Yield
December 31, 2017
Mortgage-backed securities:
Fixed rate	$—	$—	$11,423	$45,416	$56,839	2.10%
Variable rate	—	—	1	2,467	2,468	2.26%
State and municipal securities:
Tax-exempt	125	230	—	6,602	6,957	3.58%
Taxable	—	301	197	5,056	5,554	2.92%
SBA bonds:
Fixed rate	—	502	644	5,563	6,709	2.29%
Variable rate	—	—	—	—	—	—%
Total	$125	$1,033	$12,265	$65,104	$78,527	2.31%
Fixed rate	$125	$1,033	$12,264	$62,637	$76,059
Variable rate	—	—	1	2,467	2,468
Total	$125	$1,033	$12,265	$65,104	$78,527

December 31, 2016
Mortgage-backed securities:
Fixed rate	$—	$—	$9,716	$61,666	$71,382	2.13%
Variable rate	—	—	2	2,904	2,906	1.5%
State and municipal securities:
Tax-exempt	562	358	—	7,135	8,055	4.07%
Taxable	—	1,068	—	3,328	4,396	2.61%
SBA bonds:
Fixed rate	—	846	—	7,485	8,331	2.23%
Variable rate	—	—	3	—	3	1.12%
Total	$562	$2,272	$9,721	$82,518	$95,073	2.31%
Fixed rate	$562	$2,272	$9,716	$79,614	$92,164
Variable rate	—	—	5	2,904	2,909
Total	$562	$2,272	$9,721	$82,518	$95,073

All of the mortgage-backed securities included above are agency-issued by FHLMC, FNMA or GNMA. The Company does not hold any non-agency mortgage-backed securities. All SBA bonds owned by the Company have the full faith and credit of the U.S. Government and carry a zero risk weighting.

The following table provides credit ratings for the Company's municipal securities assigned by Moody's and/or Standard & Poors as of December 31, 2017:

Moody's	Standard & Poor's	Fair value (thousands)
Aaa	AAA	$629
Aa	AA	10,609
A	A	1,194
Baa	BBB	79
		$12,511

Other investments
Other investments include capital stock investments in the Federal Reserve, the Federal Home Loan Bank of Atlanta, Community Bankers Bank, and Pacific Coast Bankers Bank. These investments had a carrying value of $3.1 million at December 31, 2017, and are considered to be non-marketable as the Company is required to hold these investments and the only market for these investments is the issuing agency. Also included in other investments are certificates of deposit purchased from other FDIC-insured institutions. The balance of these CDs totaled $748,000 at December 31, 2017.

Deposits
Deposits at December 31, 2017 increased $8.9 million since December 31, 2016. Deposit growth during 2017 has been primarily among non-interest bearing deposits, which increased $14.1 million since December 31, 2016.

The following table provides a breakdown of deposits at December 31, 2017 and December 31, 2016, showing the amount and percent increase or decrease by deposit type.

(thousands)	December 31, 2017	December 31, 2016	Increase (decrease)	% increase (decrease)
Non-interest bearing demand	$148,633	$134,488	$14,145	10.5%
Interest bearing demand	119,197	124,143	(4,946)	(4.0)%
Savings deposits	104,390	90,686	13,704	15.1%
Time deposits greater than $100,000	36,794	43,743	(6,949)	(15.9)%
Other time deposits	89,769	96,809	(7,040)	(7.3)%
Total deposits	$498,783	$489,869	$8,914	1.8%

The following table provides the scheduled maturities of time deposits greater than or equal to $100,000 at December 31, 2017.

(thousands)
< 3 months	$4,379
3-6 months	4,732
6-12 months	9,864
> 12 months	17,819
Total time deposits greater than $100,000	$36,794

Short-term borrowings and long-term debt
As of December 31, 2017, the Company has $40.1 million in FHLB advances. No new advances were originated during 2017. The Company currently secures all FHLB advances with 1-4 family residential mortgage, commercial real estate and multifamily loans. As of December 31, 2017, short-term borrowings included $10.0 million of the outstanding FHLB advances, scheduled to mature within one year. The remaining $30.1 million is included in long-term debt with scheduled maturities beyond one year.

Nonperforming assets
Nonperforming assets include nonaccrual loans, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Nonperforming assets were $4.4 million or 1.02 percent of loans held for investment and OREO at December 31, 2017, compared to $6.8 million or 1.64 percent of loans held for investment and OREO at December 31, 2016.  As demonstrated by the reductions in non-performing assets over the past 12 months, the Company continues its efforts to reduce non-performing assets, primarily by reducing nonaccrual loans and selling OREO.

(thousands)	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Nonaccrual loans	$2,064	$3,999	$9,456	$11,666	$10,986
Loans 90+ days past due and still accruing	26	2,210	—	22	2
Total nonperforming loans	2,090	6,209	9,456	11,688	10,988
Other real estate owned	2,350	2,768	5,694	—	—
Total nonperforming assets	$4,440	$8,977	$15,150	$11,688	$10,988

At December 31, 2017, other real estate owned totaled $2.4 million and consisted of 15 relationships. At December 31, 2016 OREO balances were $2.8 million and consisted of 22 relationships. The following chart details each category type, number of relationships, and balance.

	December 31, 2017		December 31, 2016
($ thousands)	Number	Balance	Number	Balance
Construction and land loans	10	$663	9	$597
Residential 1-4 family	2	142	6	340
Commercial real estate	3	1,545	7	1,831
Total	15	$2,350	22	$2,768

The Company's major markets include: Southwestern Virginia, Tri-city Tennessee, Sevierville and Knoxville, Tennessee, and Boone/Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	December 31, 2017		December 31, 2016
($ thousands)	Number	Balance	Number	Balance
Sevierville and Knoxville TN Area	1	$71	4	$153
Southwest VA and Tri-city TN Area	12	2,209	16	2,525
Boone and Banner Elk NC Area	2	70	2	90
Total	15	$2,350	22	$2,768

The Company focuses on selling OREO properties and reducing other non-performing assets. The ability to sell OREO continues to be somewhat negatively affected by limited demand.

As of December 31, 2017 and December 31, 2016, loan balances totaling $8.0 million and $12.7 million, respectively, were classified as troubled debt restructurings. Nonperforming TDRs totaled $881,000 and $1.6 million, respectively, as of December 31, 2017 and December 31, 2016.

Allowance for Loan Losses
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

At December 31, 2017 and December 31, 2016, management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of accounting principles generally accepted in the United States of America.

The following table provides an allocation of the allowance for loan losses as of the dates indicated.

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
($ thousands)	Allowance for loan losses	Percent of total loans	Allowance for loan losses	Percent of total loans	Allowance for loan losses	Percent of total loans	Allowance for loan losses	Percent of total loans	Allowance for loan losses	Percent of total loans
Residential 1-4 family	$133	40.5%	$371	45.5%	$654	44.9%	$995	45.8%	$975	43.5%
Multifamily	—	4.5%	—	5.5%	—	5.5%	20	5.2%	143	5.1%
Construction and land loans	1	3.7%	21	3.9%	37	4.4%	87	4.5%	230	4.6%
Commercial - owner-occupied	1,636	19.0%	1,339	17.6%	1,012	16.9%	409	17.4%	1,029	17.7%
Commercial - non-owner-occupied	955	7.8%	445	7.0%	748	8.8%	1,063	7.9%	1,415	9.2%
Second mortgages	12	1.1%	15	1.7%	43	1.9%	67	2.0%	153	2.0%
Equity lines of credit	—	8.0%	27	3.3%	20	1.4%	74	1.6%	50	2.0%
Farmland	54	3.1%	16	3.0%	7	2.6%	12	2.0%	65	2.3%
Personal	265	3.3%	802	4.4%	704	4.8%	665	5.2%	483	5.1%
Commercial/Agricultural	383	9.2%	535	8.2%	886	8.8%	982	8.4%	1,264	8.6%
Unallocated	515	—	1,258	—%	1,543	—%	1,103	—%	1,018	—%
Total	$3,954	100.0%	$4,829	100.0%	$5,654	100.0%	$5,477	100.0%	$6,825	100.0%

The following table presents the Company's loan loss experience for the past five years.

(thousands)	2017	2016	2015	2014	2013
Allowance for loan losses at January 1	$4,829	$5,654	$5,477	$6,825	$7,449
Provision for loan losses	120	1,526	1,469	1,324	1,320
Loans charged off:
Residential 1-4 family	57	249	360	258	452
Multifamily	—	—	—	—	—
Construction and land loans	—	28	12	18	127
Commercial - owner-occupied	755	1,245	407	345	52
Commercial - non-owner-occupied	—	—	12	1,239	408
Second mortgages	—	4	3	25	134
Equity lines of credit	—	8	—	116	3
Farmland	—	2	—	—	40
Personal	321	1,046	796	544	444
Commercial/Agricultural	470	164	257	407	420
Total charge-offs	1,603	2,746	1,847	2,952	2,080
Recoveries of loans previously charged off:
Residential 1-4 family	39	32	3	1	19
Multifamily	—	—	—	—	—
Construction and land loans	4	14	41	17	5
Commercial - owner-occupied	27	7	376	132	—
Commercial - non-owner-occupied	1	8	6	1	—
Second mortgages	1	—	—	—	—
Equity lines of credit	1	2	41	—	—
Farmland	2	—	3	—	—
Personal	182	195	76	90	75
Commercial/Agricultural	448	137	9	39	37
Total recoveries	705	395	555	280	136
Net loan charge-offs	898	2,351	1,292	2,672	1,944
Establish reserve for unfunded commitments	97	—	—	—	—
Allowance for loan losses at December 31	$3,954	$4,829	$5,654	$5,477	$6,825

Liquidity and Capital Resources

Total stockholders' equity of the Company was $53.8 million at December 31, 2017. Total stockholders' equity at December 31, 2016 was $53.8 million. While total stockholders' equity was unchanged, there were changes within additional paid-in capital, retained earnings and accumulated other comprehensive income.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and tier 1 capital to risk-weighted assets (as defined in the regulations), and tier 1 capital to adjusted total assets (as defined). See Note 19 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($30.8 million as of December 31, 2017) and unrestricted investment securities available for sale ($51.7 million as of December 31, 2017).  Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highlands Bankshares, Inc. and Subsidiary
Abingdon, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
CERTIFIED PUBLIC ACCOUNTANTS

We have been the Company’s auditor since 1995.

Blacksburg, Virginia
April 2, 2018

Consolidated Balance Sheets
(Amounts in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Cash and due from banks	$15,179	$27,391
Federal funds sold	15,618	22,994
Total cash and cash equivalents	30,797	50,385
Investment securities available for sale (amortized cost $79,990 at December 31, 2017, $96,930 at December 31, 2016)	78,527	95,073
Other investments, at cost	3,116	6,637
Loans held for sale	4,808	1,255
Loans	431,574	409,667
Allowance for loan losses	(3,954)	(4,829)
Net loans	427,620	404,838
Premises and equipment, net	18,332	17,814
Real estate held for sale	1,430	1,680
Deferred tax assets	7,161	12,989
Interest receivable	1,987	2,047
Bank-owned life insurance	14,679	14,314
Other real estate owned	2,350	2,768
Other assets	3,290	2,878
Total assets	$594,097	$612,678
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$148,633	$134,488
Interest bearing	350,150	355,381
Total deposits	498,783	489,869
Interest, taxes and other liabilities	1,364	1,353
Short-term borrowings	10,000	27,552
Long-term debt	30,146	40,146
Total liabilities	540,293	558,920
STOCKHOLDERS' EQUITY
Common stock (8,199 shares issued and outstanding for each period presented)	5,124	5,124
Preferred stock (2,092 shares issued and outstanding for each period presented)	4,184	4,184
Additional paid-in capital	19,113	18,891
Retained earnings	26,539	26,785
Accumulated other comprehensive loss	(1,156)	(1,226)
Total stockholders' equity	53,804	53,758
Total liabilities and stockholders' equity	$594,097	$612,678

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
INTEREST INCOME
Loans receivable and fees on loans	$20,427	$21,327	$20,930
Investment securities	2,148	1,968	1,748
Federal funds sold	192	99	85
Total interest income	22,767	23,394	22,763
INTEREST EXPENSE
Deposits	1,854	1,794	2,169
Other borrowed funds	1,985	2,381	2,388
Total interest expense	3,839	4,175	4,557
Net interest income	18,928	19,219	18,206
Provision for loan losses	120	1,526	1,469
Net interest income after provision for loan losses	18,808	17,693	16,737
NON-INTEREST INCOME
Mortgage banking income	1,942	525	—
Securities gains, net	19	47	16
Service charges on deposit accounts	1,568	1,786	1,685
Other service charges, commissions and fees	1,881	1,748	1,647
Other operating income	626	762	584
Total non-interest income	6,036	4,868	3,932
NON-INTEREST EXPENSE
Salaries and employee benefits	10,858	12,005	10,242
Occupancy and equipment expense	2,614	2,848	2,501
Foreclosed assets – write-down and operating expenses	301	1,883	1,745
Other operating expense	5,814	6,173	6,049
Total non-interest expense	19,587	22,909	20,537
Income (loss) before income taxes	5,257	(348)	132
Income tax expense (benefit) (Note 5)	5,694	(360)	(1,205)
Net income (loss)	$(437)	$12	$1,337
Net income (loss) per common share (Note 8)
Basic	(0.05)	—	0.17
Fully diluted	(0.05)	—	0.13

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$(437)	$12	$1,337
Other comprehensive income:
Unrealized gains (losses) on securities during the period	413	(1,434)	(504)
Less: reclassification adjustment for (gains) included in net income	(19)	(47)	(16)
Other comprehensive income (loss) before tax	394	(1,481)	(520)
Income tax expense related to other comprehensive income	133	(503)	(177)
Other comprehensive income (loss)	261	(978)	(343)
Comprehensive income (loss)	$(176)	$(966)	$994

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(437)	$12	$1,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120	1,526	1,469
Depreciation and amortization	1,710	1,870	2,083
Provision for deferred tax assets	5,694	297	232
Reversal of valuation allowance for deferred tax assets	—	—	(1,000)
Net realized gains on available for sale securities	(19)	(47)	(16)
Restricted stock expense	222	54	—
Loss on sale of premises and equipment	34	—	—
Originations of loans held for sale	(19,050)	(16,969)	—
Proceeds from loans held for sale	15,497	15,714	—
(Increase) decrease in interest receivable	60	(286)	(474)
Valuation adjustment of other real estate owned	187	890	1,275
Valuation allowance of real estate held for sale	—	315	—
Increase in other assets	(840)	(5)	(175)
Increase in interest, taxes and other liabilities	11	592	253
Net cash provided by operating activities	3,189	3,963	4,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	7,624	21,164	1,025
Proceeds from maturities of securities	15,599	19,035	17,759
Purchase of debt and equity securities	(6,938)	(57,759)	(15,875)
Redemptions (purchases) of other investments, net	3,521	(45)	175
Net (increase) decrease in loans	(23,286)	18,433	(30,510)
Proceeds from sales of other real estate owned	712	3,060	3,447
Proceeds from sale of real estate held for sale	216	—	—
Premises and equipment expenditures	(1,832)	(372)	(1,288)
Disposition of premises and equipment	245	—	—
Net cash (used in) provided by investing activities	(4,139)	3,516	(25,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(13,922)	(15,163)	(14,089)
Net increase in demand, savings and other deposits	22,836	10,120	25,504
Change in short-term borrowings	(17,552)	7,500	1
Decrease in long-term debt	(10,000)	(7,552)	(52)
Issuance of common stock	—	1,110	—
Net cash (used in) provided by financing activities	(18,638)	(3,985)	11,364
Net change in cash and cash equivalents	(19,588)	3,494	(8,919)
Cash and cash equivalents at beginning of period	50,385	46,891	55,810
Cash and cash equivalents at end of period	$30,797	$50,385	$46,891
SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$3,888	$4,186	$6,630
Cash payments for income taxes	—	—	—
Non-cash transfers of loans to other real estate owned	481	1,632	4,131
Non-cash loans resulting from sales of other real estate owned	—	105	390
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Balance December 31, 2015	7,851	$4,907	2,092	$4,184	$17,944	$26,773	$(248)	$53,560
Net income	—	—	—	—	—	12	—	12
Other comprehensive loss	—	—	—	—	—	—	(978)	(978)
Grant of restricted stock	86	54	—	—	(54)	—	—	—
Stock-based compensation	—	—	—	—	54	—	—	54
Common stock issued	262	163	—	—	947	—	—	1,110
Balance December 31, 2016	8,199	5,124	2,092	4,184	18,891	26,785	(1,226)	53,758
Net loss	—	—	—	—	—	(437)	—	(437)
Other comprehensive income	—	—	—	—	—	—	261	261
ASU 2018-02 Topic 220 reclassification adjustment	—	—	—	—	—	191	(191)	—
Stock-based compensation	—	—	—	—	222	—	—	222
Balance December 31, 2017	8,199	$5,124	2,092	$4,184	$19,113	$26,539	$(1,156)	$53,804

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(in thousands, except share, per share and percentage data)

Note 1  -  Basis of Presentation and Accounting Policies

Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of Highlands Bankshares, Inc., (the "Parent Company") and its wholly-owned subsidiary, Highlands Union Bank (the "Bank"). The statements also include Highlands Union Insurance Services, Inc., Highlands Union Financial Services, Inc., and Russell Road Properties, LLC which are wholly owned subsidiaries of the Bank. Russell Road Properties, LLC, was formed in March of 2015 to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.
All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Highlands Bankshares, Inc. and its subsidiaries, (collectively the "Company") conform to U.S. generally accepted accounting principles and to standard practices within the banking industry.
Nature of Operations
The Company operates in Abingdon, Virginia, and surrounding southwest Virginia, eastern Tennessee, and western North Carolina under the laws of the Commonwealth of Virginia. The Parent Company was organized on December 29, 1995. The Parent Company is supervised by the Federal Reserve Bank under the Bank Holding Company Act of 1956, as amended. The Bank began banking operations on April 27, 1985 under a state bank charter and provides a wide range of financial services to individuals and businesses. The Bank provides mortgage, consumer and commercial loans, and various deposit products including checking, savings, and certificates of deposit. As a state bank and a member of the Federal Reserve Bank of Richmond, the Bank is subject to regulation by the Virginia State Bureau of Financial Institutions, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank. Highlands Union Insurance Services, Inc. commenced operations on October 8, 1999 for the purpose of selling insurance through Bankers Insurance LLC. The only activity in Highlands Union Financial Services is the receipt of life insurance commissions.
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within ninety days. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.
Investment Securities Available-for-Sale
Investment securities classified as available-for-sale are those debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other factors. Investment securities available-for-sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred income tax effect. Realized gains or losses are included in earnings on the trade date and are determined on the basis of the amortized cost of specific securities sold. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. On a quarterly basis the Company reviews any securities that are considered to be impaired to determine if the impairment is other than temporary. If the impairment is other than temporary, the investment is written down by a charge to securities losses in the statement of income.
Loans
The Company's lending operation includes both real estate-secured and non-real estate-secured loans. Real estate secured loans include 1-4 family residential mortgage loans, loans secured by multifamily properties, construction and land loans, commercial real estate, both owner-occupied and non-owner-occupied, second mortgage loans, home equity lines of credit, and loans secure by farmland. Non-real estate-secured loans include personal loans to consumers, commercial loans, and agricultural loans.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances. Interest income is accrued on the unpaid balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized to income over the estimated lives of the loans using the straight-line method which is not materially different from the interest method.
The accrual of interest on a loan is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Payments on non-accrual loans are applied to principal or applied on a cash basis. When a loan is placed on non-accrual status, all accrued interest receivable is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Loans Held for Sale
The Company's mortgage division originates certain single family, residential mortgage loans for sale. The division began operations in the second quarter of 2016. The loans are sold to various investors on a servicing released basis using a best efforts approach. The Company does not consider either the rate lock commitment or the purchased commitment a derivative contract. Loans held for sale are recorded at the lower of cost or fair value, based on prices available as of the measurement date.
Allowance for Loan Losses and Reserve for Unfunded Commitments
The Company maintains an allowance for loan losses, representing an estimate of probable losses inherent in the loan portfolio existing as of the measurement date.
The Company's Credit Review and Analysis Department evaluates various loans individually for impairment as required by Financial Accounting Standards Board ASC 310, Receivables –Subsequent Measurement. Loans evaluated individually for impairment include adversely classified loans, non-performing loans, non-accrual loans, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation concludes that a loan is impaired, then a specific reserve is established for the amount of impairment. For loans that are not individually evaluated, the Company makes estimates of losses for groups of loans as required by ASC 450-20, Accounting for Contingencies. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. Assigned loan grades include Quality, Satisfactory, Acceptable, Special Mention, Substandard and Doubtful. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience and ability of lending management; and, national and local economic conditions.
The amounts of estimated impairment for individually evaluated loans and groups of loans are added together for a total estimate of loan losses. This estimate of losses is compared to the allowance for loan losses of the Company as of the measurement date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance is made. If the estimate of losses is less than the allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance is reduced by adjusting the provision for loan losses. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is too high or too low. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made, which amount may be material to the consolidated financial statements.
During 2017, the Company established a reserve for unfunded commitments, which represents an estimate of the potential losses related to commitment amounts that, as of the measurement date, have not yet been funded. The initial reserve for unfunded commitments was created by a reclassification from the allowance for loan losses to the reserve for unfunded commitments. Future adjustments to the reserve for unfunded commitments, whether increases due to higher loss estimates, or reductions resulting from lower loss estimates, will be offset by noninterest expense.
Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line method over each asset's estimated useful life. Maintenance and repairs are charged to current operations while improvements are capitalized. Disposition gains and losses are reflected in current operations. Purchased software is included in other assets and expensed over the estimated useful life.
Real Estate Held for Sale
Real estate held for sale is measured at the lower of the carrying amount or fair value less costs to sell. A loss is recognized for any adjustment of the of the asset's carrying amount to its fair value less cost to sell in the period the held for sale criteria are met. Subsequent changes in the asset's fair value less cost to sell would be reported as an adjustment to its carrying amount, except that the adjusted carrying amount will not exceed the carrying amount of the asset at the time it was initially classified as held for sale.
Other Real Estate Owned
Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management using updated appraisals and other information, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Generally, appraisals are updated every 24 months for all individually significant properties or when current events indicate that a property may have incurred a material decrease in value. Revenue and expenses from operations and gains and losses on disposals are reported as foreclosed assets-write-down and operating expenses within noninterest expense.
Income Taxes
Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under ASC 740, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The December 22, 2017 enactment of the Tax Cuts and Jobs Act resulted in a reduction in the Company's federal income tax rate, which resulted in a revaluation of the net deferred tax asset, the impact of which was is reflected in the 2017 consolidated financial statements.
Management evaluates the Company's tax circumstances and filings under the most current and relevant accounting rules and believes the Company has incurred no liability for uncertain tax positions (or any related penalties and interest) for the periods open to normal jurisdictional examinations (2014 through 2016).
Net Income (Loss) Per Common Share
Net income (loss) per common share is calculated based on the weighted average outstanding shares during the year. Net income per common share assumes dilution is calculated based on the weighted average outstanding shares during the year plus common stock equivalents at year end. Net loss per common share excludes the impact of common stock equivalents at year end due to the antidilutive nature of those securities.
Stock Compensation Plans
The Company accounts for stock compensation plans under the guidance of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. No stock options were granted during 2017 or 2016. No restricted stock was awarded during 2017. See Note 12 for information regarding restricted stock awarded during 2016.
Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of other real estate, calculation of deferred tax assets and investment securities.
Business Segments
The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.
Recent Accounting Pronouncements
In February 2018, ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (ASU 2018-02) was issued by the FASB. ASU 2018-02 permits a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. The Tax Cuts and Jobs Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.
The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the guidance during the fourth quarter of 2017.
In June 2016, ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13) was issued by the FASB. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.
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

Note 2 – Formal Written Agreement

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

Note 3 - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$12,766	$44	$299	$12,511
Mortgage backed securities	60,383	12	1,088	59,307
SBA pools	6,841	1	133	6,709
	$79,990	$57	$1,520	$78,527

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
State and political subdivisions	$13,013	$41		$603		$12,451
Mortgage backed securities	75,384	93		1,189		74,288
SBA pools	8,533	6		205		8,334
Investment securities available for sale	$96,930	$140	—	$1,997	—	$95,073

Investment securities available for sale with a fair value of $26,856 and $32,698 at December 31, 2017 and December 31, 2016, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.
The following table presents the age of gross unrealized losses and fair value by investment category:

	December 31, 2017
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$1,744	$18	$7,158	$281	$8,902	$299
Mortgage-backed securities	14,540	177	42,415	911	56,955	1,088
SBA pools	176	1	6,206	132	6,382	133
Total	$16,460	$196	$55,779	$1,324	$72,239	$1,520

	December 31, 2016
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$9,191	$603	—	—	$9,191	$603
Mortgage-backed securities	66,878	1,189	—	—	66,878	1,189
SBA pools	7,587	205	—	—	7,587	205
Total	$83,656	$1,997	—	—	$83,656	$1,997

The Company assesses its securities for other than temporary impairment quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of December 31, 2017 and December 31, 2016, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at December 31, 2017 and December 31, 2016,by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment securities with scheduled maturities:
Due in one year or less	$125	$125	$555	$562
Due after one year through five years	1,028	1,033	2,255	2,273
Due after five years through ten years	869	841	3	3
Due after ten years	17,585	17,221	18,733	17,947
Total investment securities with scheduled maturities	19,607	19,220	21,546	20,785
Mortgage-backed securities	60,383	59,307	75,384	74,288
Total investment securities available for sale	$79,990	$78,527	$96,930	$95,073

The following table summarizes the securities gains (losses) recognized for the periods presented:

	Year ended December 31,
	2017	2016	2015
Gross gains	$32	$65	$16
Gross losses	(13)	(18)	—
Securities gains, net	$19	$47	$16

Note 4 - Other Investments

Federal Home Loan Bank of Atlanta (FHLB) stock, Federal Reserve Bank (FRB) stock, Community Bankers' Bank stock and Pacific Coast Banker's Bank stock with a carrying value of $3,116 and $4,395 at December 31, 2017 and 2016, respectively, are stated at cost and included as other investments on the Company's consolidated balance sheets. These investments are considered to be restricted as the Company is required by these entities to hold these investments, and the only market for these investments is stock is the issuer.  Also included in other investments are certificates of deposit purchased from other FDIC-insured institutions. The balances of these certificates of deposit totaled $748 and $2,242 at December 31, 2017 and 2016, respectively.

Note 5  -  Loans and Allowance for Loan Losses

The composition of net loans is as follows:

	December 31, 2017	December 31, 2016
Real estate secured:
Residential 1-4 family	$174,889	$186,695
Multifamily	19,469	22,630
Construction and land loans	15,907	15,978
Commercial, owner occupied	82,121	72,383
Commercial, non-owner occupied	33,748	28,818
Second mortgages	4,684	6,934
Equity lines of credit	34,378	13,395
Farmland	13,188	12,194
Total real estate secured	378,384	359,027
Non-real estate secured:
Personal	14,192	17,887
Commercial	36,785	29,977
Agricultural	2,950	3,490
Total non-real estate secured	53,927	51,212
Gross loans	432,311	410,381
Less:
Allowance for loan losses	3,954	4,829
Net deferred fees	737	714
Loans, net	$427,620	$404,838

As of December 31, 2017, loans totaling $130,773 were pledged to the Federal Home Loan Bank of Atlanta to secure existing short-term borrowings and long-term debt and to provide additional borrowing capacity, compared to $145,793 at December 31, 2016.

The following table is an analysis of past due loans as of December 31, 2017:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,092	$566	$1,658	$173,231	$174,889	$—
Equity lines of credit	—	—	—	34,378	34,378	—
Multifamily	—	—	—	19,469	19,469	—
Farmland	234	50	284	12,904	13,188	—
Construction, land development, other land loans	—	—	—	15,907	15,907	—
Commercial real estate:
Owner-occupied	11	708	719	81,402	82,121	—
Non-owner-occupied	—	—	—	33,748	33,748	—
Second mortgages	—	—	—	4,684	4,684	—
Non-real estate secured
Personal	211	23	234	13,958	14,192	—
Commercial	502	279	781	36,004	36,785	26
Agricultural	49	—	49	2,901	2,950	—
Total	$2,099	$1,626	$3,725	$428,586	$432,311	$26

The following table is an analysis of past due loans as of December 31, 2016:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,083	$1,000	$2,083	$184,612	$186,695	$—
Equity lines of credit	30	10	40	13,355	13,395	—
Multifamily	—	—	—	22,630	22,630	—
Farmland	47	564	611	11,583	12,194	—
Construction, land development, other land loans	39	—	39	15,939	15,978	—
Commercial real estate:
Owner-occupied	14	3,868	3,882	68,501	72,383	2,210
Non-owner-occupied	—	—	—	28,818	28,818	—
Second mortgages	161	18	179	6,755	6,934	—
Non-real estate secured
Personal	141	12	153	17,734	17,887	—
Commercial	196	462	658	29,319	29,977	—
Agricultural	7	—	7	3,483	3,490	—
Total	$1,718	$5,934	$7,652	$402,729	$410,381	$2,210

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

The following is a summary of non-accrual loans at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Real estate secured
Residential 1-4 family	$887	$1,275
Commercial real estate:
Owner-occupied	708	1,658
Non-owner-occupied	—	—
Second mortgages	—	18
Equity lines of credit	—	10
Farmland	193	564
Non-real estate secured
Personal	23	12
Commercial	254	462
Total	$2,065	$3,999

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of December 31, 2017.

	Number	Balance
Residential real estate in the process of foreclosure	6	$556
Foreclosed residential real estate	3	228

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at December 31, 2017 and December 31, 2016.  The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of December 31, 2017 and December 31, 2016:

December 31, 2017	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$33,107	$—	$13	$2,870	$3,535	$295
Satisfactory	95,659	10,653	4,419	5,445	45,906	13,602
Acceptable	40,487	8,816	3,333	5,906	28,344	15,609
Special Mention	388	—	3,206	1,565	2,542	2,226
Substandard	5,248	—	2,217	121	1,661	2,016
Doubtful	—	—	—	—	133	—
Total	$174,889	$19,469	$13,188	$15,907	$82,121	$33,748

December 31, 2016	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$32,054	$—	$19	$1,941	$3,686	$387
Satisfactory	106,154	18,335	7,823	5,969	36,806	15,198
Acceptable	41,369	1,410	3,474	5,961	22,767	5,119
Special Mention	3,399	1,896	—	—	4,435	4,221
Substandard	3,719	989	878	2,107	4,689	3,893
Doubtful	—	—	—	—	—	—
Total	$186,695	$22,630	$12,194	$15,978	$72,383	$28,818

Explanation of credit grades:
Quality - This grade is reserved for the Bank's top quality loans. These loans have excellent sources of repayment, with no significant identifiable risk of collection. Generally, loans assigned this rating will demonstrate the following characteristics:

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
Acceptable - This grade is given to loans that show signs of weakness in either adequate sources of repayment or collateral, but have demonstrated mitigating factors that minimize the risk of delinquency or loss.  Loans assigned this rating may demonstrate some or all of the following characteristics:

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
Doubtful - Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on non-accrual status, and no definite repayment schedule exists.
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

The credit risk profile based on payment activity as of December 31, 2017:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$14,169	$39,062	$36,506	$2,950
Nonperforming (>90 days past due)	23	—	279	—
Total	$14,192	$39,062	$36,785	$2,950

The credit risk profile based on payment activity as of December 31, 2016:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$17,875	$20,301	$29,515	$3,490
Nonperforming (>90 days past due)	12	28	462	—
Total	$17,887	$20,329	$29,977	$3,490

The following tables reflect the Bank's impaired loans at December 31, 2017:

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$7,398	$7,398	$—	$6,123	$279
Equity lines of credit	49	49	—	37	—
Multifamily	—	—	—	495	56
Farmland	486	486	—	586	42
Construction, land development, other land loans	1,765	1,765	—	1,753	67
Commercial real estate- owner occupied	1,552	1,552	—	3,677	22
Commercial real estate- non owner occupied	63	63	—	973	19
Second mortgages	209	209	—	198	3
Non-real estate secured
Personal	95	95	—	55	—
Commercial	504	504	—	274	—
Agricultural	—	—	—	—	—
Total	$12,121	$12,121	$—	$14,171	$488

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$74	$74	$11	$267	$24
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	1,731	1,731	257	962	13
Construction, land development, other land loans	—	—	—	183	24
Commercial real estate- owner occupied	1,873	1,873	465	1,506	196
Commercial real estate- non owner occupied	3,892	3,892	955	2,951	141
Second mortgages	—	—	—	9	—
Non-real estate secured
Personal	2	2	2	27	—
Commercial	502	502	418	568	4
Agricultural	—	—	—	—	—
Total	$8,074	$8,074	$2,108	$6,473	$402

The following tables reflect the Bank's impaired loans at December 31, 2016:

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,848	$4,848	$—	$5,963	$200
Equity lines of credit	25	25	—	38	1
Multifamily	989	989	—	1,005	1
Farmland	685	685	—	750	24
Construction, land development, other land loans	1,741	1,741	—	1,643	114
Commercial real estate- owner occupied	5,802	5,802	—	5,685	390
Commercial real estate- non owner occupied	1,883	1,883	—	941	39
Second mortgages	186	186	—	292	8
Non real estate secured
Personal	14	14	—	41	1
Commercial and agricultural	43	43	—	179	3
Total	$16,216	$16,216	$—	$16,537	$781

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$460	$460	$36	$1,153	$14
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	192	192	16	96	11
Construction, land development, other land loans	366	366	20	406	22
Commercial real estate- owner occupied	1,139	2,139	558	1,629	—
Commercial real estate- non owner occupied	2,009	2,009	314	1,947	41
Second mortgages	18	18	9	18	—
Non real estate secured
Personal	51	51	29	82	3
Commercial and agricultural	634	634	365	652	16
Total	$4,869	$5,869	$1,347	$5,983	$107

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the years ended December 31, 2017 and December 31, 2016.

Year ended December 31, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2016	$371	—	$21	$1,339	$445	$15	$27	$16	$802	$535	$1,258	$4,829
Provision for credit losses	(220)	—	(24)	1,025	509	(4)	(28)	36	(398)	(130)	(646)	120
Charge-offs	57	—	—	755	—	—	—	—	321	470	—	1,603
Recoveries	(39)	—	(4)	(27)	(1)	(1)	(1)	(2)	(182)	(448)	—	(705)
Net charge-offs	18	—	(4)	728	(1)	(1)	(1)	(2)	139	22	—	898
Reclassification of reserve for unfunded commitments	—	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance at December 31, 2017	$133	$—	$1	$1,636	$955	$12	$—	$54	$265	$383	$515	$3,954
Allowance allocated by impairment method:
Individually evaluated	$11	$—	$—	$772	$955	$—	$—	$—	$2	$368	$—	$2,108
Collectively evaluated	122	—	1	864	—	12	—	54	263	15	515	1,846
Loan balances by impairment method used:
Individually evaluated	$7,472	$—	$1,766	$3,425	$3,954	$209	$49	$2,217	$97	$1,006	$—	$20,195
Collectively evaluated	167,417	19,469	14,141	78,696	29,794	4,475	34,329	10,971	14,095	38,729	—	412,116
Balance at December 31, 2017	$174,889	$19,469	$15,907	$82,121	$33,748	$4,684	$34,378	$13,188	$14,192	$39,735	—	$432,311

Year ended December 31, 2016	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2015	$654	—	$37	$1,012	$748	$43	$20	$7	$704	$886	$1,543	$5,654
Provision for credit losses	(66)	—	(2)	1,564	(310)	(24)	14	11	947	(323)	(285)	1,526
Charge-offs	249	—	28	1,245	—	4	9	2	1,044	165	—	2,746
Recoveries	(32)	—	(14)	(8)	(7)	—	(2)	—	(195)	(137)	—	(395)
Net charge-offs	217	—	14	1,237	(7)	4	7	2	849	28	—	2,351
Balance at December 31, 2016	$371	$—	$21	$1,339	$445	$15	$27	$16	$802	$535	$1,258	$4,829
Allowance allocated by impairment method:
Individually evaluated	$36	$—	$20	$558	$314	$9	$—	$16	$29	$365	$—	$1,347
Collectively evaluated	335	—	1	781	131	6	27	—	773	170	1,258	3,482
Loan balances by impairment method used:
Individually evaluated	$5,308	$989	$2,107	$6,941	$3,892	$204	$25	$877	$65	$677	$—	$21,085
Collectively evaluated	181,387	21,641	13,871	65,442	24,926	6,730	13,370	11,317	17,822	32,790	—	389,296
Balance at December 31, 2016	$186,695	$22,630	$15,978	$72,383	$28,818	$6,934	$13,395	$12,194	$17,887	$33,467	—	$410,381

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring troubled debt restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $8,005 and $12,660 of loans categorized as TDRs as of December 31, 2017 and December 31, 2016, respectively. Interest is accrued on TDRs if the loan is not otherwise impaired and the full collection of principal and interest under the modified terms is deemed probable.

In the determination of the allowance for loan losses, management considers subsequent TDR defaults by adjusting the TDR loan risk grades. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on restructured loans evaluated individually.

There were no new TDRs in the year ended December 31, 2017. The following table summarizes TDRs during 2016.

Number of Contracts	Post - Modification Recorded Investment

December 31, 2016	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Interest only
Residential 1-4 family	1	$180	$180
Farmland	1	57	57
Commercial real estate-owner occupied	4	4,288	4,288
Second mortgages	1	64	64
Total interest only	7	4,589	4,589

Below Market Rate
Residential 1-4 family	1	848	848
Commercial real estate-non owner occupied	1	1,516	1,516
Total below market rate	2	2,364	2,364

Loan term extension
Residential 1-4 family	2	452	452
Multifamily	1	999	999
Farmland	2	193	193
Total	5	1,644	1,644

Total restructurings	14	$8,597	$8,597

There were no defaults in the year ended December 31, 2017.

The following table summarizes previously-identified TDRs that defaulted during the 12 months ended December 31, 2016:

Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post - Modification Recorded Investment
Residential 1-4 family	1	$175	$175
Farmland	2	193	193
Total	3	$368	$368

The Bank has engaged an external third party to perform its loan review function in order to identify weaknesses within the loan portfolio. The review, which seeks to cover 50 percent of loan balances each year, considers collateral, repayment history, guarantor strength, debt service coverage, and other relevant information on an individual and global level. These reviews consider borrower cash flow capacity, using financial statements, income tax returns and internally prepared interim statements for borrowers and guarantors. Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global

DSC. The DSC is discounted to determine a stressed DSC. Collateral evaluation includes an inspection of the collateral file to determine if the Bank is properly secured.  Collateral is discounted, when appropriate, to determine a stressed loan to value (LTV) ratio.
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

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2017 and December 31, 2016, all of the total impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.

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

(2)External economic factors:  Economic conditions have a significant impact on Company's loan portfolio because deteriorating conditions can adversely impact both collateral values and the customer's ability to service debt.  Management has selected the following external factors as indicators of economic conditions:

a. National GDP growth rate
b. Local unemployment rates
c. Prime interest rate

The values for external factors are updated on a quarterly basis based on current data.

(3)Internal process factors:  Internal factors that influence loss rates as a result of risk management and control practices include the following:

d. Past-due loans
e. Non-accrual loans
f. Commercial real estate concentrations
f. Loan volume
g. Level and trend of classified loans

The values for internal factors are updated on a quarterly basis based on current portfolio metrics.

Once the quarterly ALLL is computed, the calculations are reviewed by the Company's management. The ALLL is then reviewed and approved by the Board of Directors.

Loans Held for Sale

The Company's mortgage division, Highlands Home Mortgage, originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below. This division began operations in the second quarter of 2016. Loans are typically sold to one of the various investors within 20 days of closing. Management believes that, for each period presented, the carrying amount approximates the fair value of loans held for sale.

	Year ended December 31,
	2017	2016
Loans held for sale at end of period	$4,808	$1,255
Proceeds from sales of mortgage loans originated for sale	15,497	15,714
Gain on sales of mortgage loans originated for sale	1,942	525

Note 6 - Premises and Equipment / Real Estate Held for Sale

Premises and equipment include the following as of December 31, 2017 and December 31, 2016:

	2017	2016
Land	$7,238	$7,471
Buildings	14,520	13,681
Equipment	16,182	15,314
Gross investment in premises and equipment	37,940	36,466
Less: accumulated depreciation	19,608	18,770
Construction in progress	—	118
Total premises and equipment	$18,332	$17,814

Depreciation expense was $1,042 and $967 for 2017 and 2016, respectively.

The Company also has real estate held for sale totaling $1,430 and $1,680 as of December 31, 2017 and December 31, 2016, respectively. Real estate held for sale includes vacant lots that were originally purchased for future branch expansion or bank operations.

Total rent expense for all operating leases amounted to $212 in 2017, compared to $45 in 2016.

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following as of December 31, 2017:

Year ended December 31
2018	$223
2019	91
2020	35
2021	35
2022	15
Beyond	—
Total	$399

Note 7 - Bank Owned Life Insurance

The Company maintains insurance on the lives of certain current and former directors and officers. As beneficiary, the Company receives the cash surrender value if the policy is terminated, and upon death of the insured, receives all benefits payable.  The current value of the policies at December 31, 2017 and 2016 was $14,679 and $14,314, respectively.

Note 8 - Income Taxes

The components of income tax expense (benefit) related to continuing operations are as follows:

	2017	2016
Federal:
Current	$—	$(657)
Deferred	5,694	297
Total	$5,694	$(360)

The Company's income tax expense (benefit) differs from tax expense (benefit) calculated at a statutory federal rate of 34 percent as follows:

	2017	2016
Statutory rate applied to income (loss) before income taxes	$1,787	$(118)
Tax exempt interest	(108)	(113)
Life insurance proceeds	—	(30)
Revaluation of deferred tax asset due to change in enacted federal income tax rate	3,960	—
Other, net	55	(99)
Income tax expense (benefit)	$5,694	$(360)

The components of the net deferred tax asset (DTA) are as follows:

	2017	2016
Deferred tax asset:
Allowance for loan loss	$830	$1,642
Previous years AMT	742	802
Loss on other equity investments	—	51
Net operating loss carry-forwards (20 year carry-forward period) and other	5,571	10,286
Net unrealized loss on securities available-for-sale	423	632
Deferred tax asset	7,566	13,413
Deferred tax liability:
Depreciation	(405)	(424)
Net deferred tax asset	$7,161	$12,989

The deferred tax asset related to the Company's net operating losses represent future benefits that will expire in periods ranging from 2030 to 2036.

The Company evaluates the carrying amount of its DTA in accordance with the guidance provided in FASB ASC Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company's forecast of taxable income within the carry forward periods available under applicable law is not sufficient to cover the amount of net deferred assets, such assets may be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Management periodically evaluates the carrying value of the Company's DTA in accordance with ASC 740, to determine whether a valuation allowance is required based upon circumstances and expectations then in existence.

Note 9 - Deposits

The composition of deposits is as follows:

	December 31, 2017	December 31, 2016
Non-interest bearing demand	$148,633	$134,488
Interest bearing demand	119,197	124,143
Savings deposits	104,390	90,686
Time deposits, in amounts of $100,000 or more	36,794	43,743
Other time deposits	89,769	96,809
Total deposits	$498,783	$489,869

The scheduled maturities of time deposits at December 31, 2017 are as follows:

Year	Amount
2018	$60,013
2019	20,766
2020	12,546
2021	8,962
2022	11,260
Thereafter	13,016
$126,563

Time deposits greater than $250 totaled $6,019 and $6,308 at December 31, 2017 and December 31, 2016, respectively.

Note 10 - Short-Term Borrowings

Short-term borrowings at December 31, 2017 and December 31, 2016 include Federal Home Loan Bank advances that are secured by blanket liens on the Bank's 1-4 family residential mortgage loans, commercial mortgage loans and multifamily loans. Also included in other short-term borrowings are the contractual principal payments due over the next 12 months on an FHLB advance granted through the FHLB's Affordable Housing Program.

	Interest rate	December 31, 2017	December 31, 2016
FHLB advances maturing:
August 29, 2018	2.855%	$5,000	$—
August 29, 2018	2.733%	5,000	—
September 13, 2017	3.840%	—	15,000
August 29, 2017	2.430%	—	7,500
May 18, 2017	4.341%	—	5,000
FHLB Affordable Housing Program payable	—	—	52
		$10,000	$27,552

Note 11 - Long-Term Debt

Long-term debt includes the following obligations as of December 31, 2017 and December 31, 2016:

	Interest rate	December 31, 2017	December 31, 2016
FHLB advances maturing:
August 29, 2019	3.53%	$12,500	$12,500
August 29, 2019	3.70%	12,500	12,500
August 29, 2018	2.73%	—	5,000
August 29, 2019	3.74%	5,000	5,000
August 29, 2018	2.86%	—	5,000
FHLB Affordable Housing Program payable	—%	146	146
Total		$30,146	$40,146

FHLB advances require quarterly interest payments.

Certain commercial real estate, multi-family, and residential mortgage loans, with a balance of $130,773 and $145,794 at December 31, 2017 and December 31, 2016, respectively, were pledged to the FHLB as collateral short-term borrowings, long-term debt, and to secure additional available lines of credit.

Contractual principal maturities of long-term debt at December 31, 2017 are as follows:

2018	$53
2019	30,053
2020	40
$30,146

Note 12 - Stock Issuances / Equity Compensation Plan

On April 16, 2014, management and board of directors of Highlands Bankshares, Inc. announced the completion of a $16,525 private placement capital raise. Purchasers in the private placement included outside investors, as well as certain directors and executive officers of the Company. The Company sold 2,673,249 newly issued shares of the Company's common stock at $3.50 per share, and 2,048,179 shares of Series-A convertible perpetual preferred stock at $3.50 per share. The private placement was disclosed on Form 8-K on April 16, 2014. The Company immediately repaid a $3,440 holding company loan on April 16, 2014. The Company also repaid $3,150 of trust preferred securities and related accrued interest. The payoff totaling $4,802 was completed on July 15, 2014. The Company down-streamed $7,500 to the subsidiary Bank in June 2014.

During the third quarter of 2014, the Company conducted a rights offering to its existing shareholders other than directors and executive officers. The Company raised a total of $556 as a result of the offering. The Company immediately down-streamed $400 of the $556 to the Bank in September of 2014. In October 2014, one of the private placement purchasers, TNH Financial Fund, LP, purchased another $183 of common and preferred stock which allowed them to maintain the same ownership percentage that was held immediately prior to the rights offering. Net proceeds received from the private placement issues and rights offering totaled $16,123.

In January 2016, the Company's CEO purchased 235,294 shares of the Company's common stock at a price of $4.25 per share in a private placement.  In February 2016, two of the private placement purchasers participating in the capital raise in 2014, MFP Partners LP and Deerhill Pond Investment Partners, LP, each purchased another 12,744 shares of common stock at $4.25 per share which allowed them to maintain the same ownership percentage that was held immediately prior to the CEO's purchase. The Company down-streamed $1,150 to the Bank.

During 2006, the Company's board of directors approved an equity compensation plan, which authorized up to 200,000 shares of common stock to be used for nonqualified stock options, stock appreciation rights, stock awards and stock units to directors, officers and employees. During September 2016, the Company granted 86,667 restricted shares of the Company's common stock pursuant to the equity compensation plan. The restricted shares will vest 50 percent on the first anniversary of the award date and 50 percent on the second anniversary of the award date. The restricted shares are being expensed over the 2 year vesting period based on the grant date fair value of the shares. The equity compensation plan expired during 2016.

The Company did not grant any equity compensation in 2017.

Note 13 - Stock and Net Income Per Share

Net income (loss) per common share is computed using the weighted average outstanding shares for the years ended December 31. The impact of restricted stock on net income per share is determined using the treasury stock method.

During 2014, the Company issued a total of 2,092,287 shares of Series A preferred stock. These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company's common shares. The Series A preferred shares will rank pari passu with the common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. The restricted stock awards issued by the Company to Mr. Schools are also included in the diluted shares total. See Note 12.

The following is a calculation of the basic and diluted net (loss) income per common share for 2017 and 2016:

	2017	2016
Net (loss) income available to common stockholders	$(437)	$12
Weighted average shares outstanding	8,199,000	8,107,000
Weighted average shares outstanding including assumed conversion of potential stock	8,199,000	10,285,000
Basic net (loss) income per common share	$(0.05)	$—
Fully diluted net (loss) income per share (including convertible preferred shares outstanding)	$(0.05)	$—

At December 31, 2017, 2,092,287 shares of convertible preferred stock were not included in the diluted calculation as their effect would be anti-dilutive.

Note 14 - Profit Sharing and Retirement Savings Plan

The Bank has a 401(k) savings plan available to substantially all employees meeting minimum eligibility requirements.

Employees may elect to make voluntary contributions to the plan up to the maximum allowed by law. The Bank also matches 100% of the employee's initial 1% contribution and 50% of the next 5%.  The cost of Bank contributions under the savings plan was $190 and $216 in 2017 and 2016, respectively.

Prior to July 1, 2016, the Bank made a discretionary 1.5% profit sharing contribution to all employees exclusive of employee contributions and employer matching. Effective July 1, 2016 this discretionary 1.5% contribution was replaced with a performance based program tied to certain profitability goals, etc. being achieved.

Note 15 - Off-Balance Sheet Activities

The Bank is party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet customers' financing needs. Those financial instruments include unfunded commitments under lines of credit, commitments to extend credit, and commercial standby letters of credit.

Unfunded commitments under lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not contain a specified maturity date and may or may not be drawn upon to the total extent to which the Company is committed.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amount does not necessarily represent future cash requirements since commitments could expire with ever being accessed. The amount of collateral obtained, if deemed necessary by the Company, is based on management's credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments if deemed necessary.

	December 31, 2017	December 31, 2016
Unfunded commitments	$46,119	$34,469
Commitments to extend credit	8,919	10,334
Standby letters of credit	991	373

These instruments contain credit risk for potential non-performance by the borrower following assumed funding of the commitment. The Bank uses the same credit policies in making commitments and conditional obligations that is used for instruments recorded on the consolidated balance sheet. As of December 31, 2017, other liabilities included a $97 reserve for unfunded commitments, representing management's estimate of potential losses. There was no reserve for unfunded commitments as of December 31, 2016. These commitments also present interest rate risk.

Note 16 – Fair Value

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy.

December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,511	$—	$12,511
Mortgage backed securities	—	59,307	—	59,307
SBA pools	—	6,709	—	6,709
Total available for sale securities	$—	$78,527	$—	$78,527

December 31, 2016
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,451	$—	$12,451
Mortgage backed securities	—	74,288	—	74,288
SBA pools	—	8,334	—	8,334
Total available for sale securities	—	$95,073	—	$95,073

Recurring - Derivatives

Beginning in 2017, the Company entered into interest rate swaps related to customer loan transactions to manage its interest rate risk. These interest rate swaps, which had a notional value of $3,702 as of December 31, 2017, are considered to be derivative financial instruments and are recorded at fair value, based on third party pricing models that are sensitive to market observable data and are therefore classified as level 2 values. The fair value of derivative financial instruments as of December 31, 2017 totaled $12. No interest rate swaps were outstanding as of December 31, 2016.

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including appraised collateral value and /or tax assessed value, liquidation value and discounted expected cash flow. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

Non Recurring – Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is based on inputs derived from secondary markets for loans with similar characteristics. The Company considers loans held for sale as non-recurring level 2.

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

The following table summarizes the Company's assets at fair value on a non-recurring basis as of December 31, 2017 and December 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$5,967	$5,967
OREO	—	—	2,350	2,350
Real estate held for sale	—	—	1,430	1,430

December 31, 2016	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$4,869	$4,869
OREO	—	—	2,768	2,768
Real estate held for sale	—	—	1,680	1,680

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value:

		Quantitative Information about Level 3 Fair Value Measurements
	12/31/16	12/31/2017	Valuation Techniques	Unobservable Input (2)	Range
OREO, net	$2,768	$2,350	Appraisals (1)	Appraisal adjustments	0% to 45%
				Liquidation expenses	0% to 10%
Real estate held for sale	$1,680	$1,430	Appraisals (1)	Appraisal adjustments	0% to 50%
				Liquidation expenses	0% to 10%
Impaired loans	$4,869	$5,967	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10%
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50%
				Liquidation expenses	0% to 10%
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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Fair value estimates may not be realized in an immediate settlement, and the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Cash and Cash Equivalents
The carrying amount reported in the balance sheets for cash, short-term investments and federal funds sold approximates fair value.

Investment Securities Available for Sale
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
Short-Term Borrowings
Fair values of short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Estimated maturity dates are also included in the calculation of fair value for these borrowings.

Long-term Debt
Rates currently available to the Company for debt with similar terms and remaining maturities or established call prices are used to estimate fair value of existing debt.

Off-Balance Sheet Instruments
Off-balance sheet instruments include commitments to extend credit, standby letters of credit, and financial guarantees.  Because of the uncertainty involved in attempting to assess the likelihood and timing of commitments being drawn upon, coupled with the lack of an established market and the wide diversity of fee structures, the Company does not believe it is meaningful to provide an estimate of fair value for these instruments.

The carrying amounts and fair values of the Company's financial instruments at December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$27,016	$27,016	$50,385	$50,385
Securities available for sale	78,527	78,527	95,073	95,073
Other investments	3,116	3,116	6,637	6,637
Loans held for sale	4,808	4,808	1,255	1,255
Loans, net	427,620	429,467	404,838	406,851
Interest rate swaps	12	12	—	—
Deposits	498,783	424,664	489,869	422,730
Other short-term borrowings	10,000	10,000	27,552	27,958
Long-term debt	30,243	30,780	40,146	41,825

Note 17 - Related Party Transactions

In the normal course of business, the Bank has made loans to its directors and officers and their affiliates.  All loans and commitments made to such officers and directors and to companies in which they are officers or have significant ownership interest have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The activity in such loans is as follows:

	2017	2016
Balance, beginning of period	$4,703	$7,723
Additions	211	1,354
Reductions	(3,029)	(4,374)
Balance, end of period	$1,885	$4,703

Deposits from related parties held by the Bank at December 31, 2017 and 2016 were $1,156 and $3,784 respectively.

Note 18 - Restrictions on Cash

The Federal Reserve Bank requires the Bank to maintain reserve balances. The total of those reserve balances including available vault cash at December 31, 2017 and 2016 was $6,046 and $4,346 respectively.

Note 19 - Minimum Regulatory Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines that require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items, which are adjusted for predefined credit risk factors. Effective January 1, 2015 (with some changes transitioned into full effectiveness over the following two to four years), the Bank became subject to new capital requirements adopted by the Federal Reserve. These new requirements create a new required ratio for common equity tier 1 ("CET1") capital, increase the tier 1 capital ratio, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Under the new capital regulations, the minimum capital ratios are: (1) CET1 capital ratio of 4.5 percent of risk-weighted assets (new); (2) tier 1 capital ratio of 6.0 percent of risk-weighted assets (increased from 4.0 percent): (3) total capital ratio of 8.0 percent of risk-weighted assets (unchanged); and (4) leverage ratio of 4.0 percent (unchanged). CET1 generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what qualifies as regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not use any of these instruments. Under the new requirements for total capital, tier 2 capital is no longer limited to the amount of tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. As permitted under the final guidelines, the Bank has irrevocably elected to opt-out of the inclusion of accumulated other comprehensive income in our capital calculations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150 percent risk weight (increased from 100 percent) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20 percent (increased from 0 percent) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250 percent risk weight (increased from 100 percent) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0 percent to 600 percent) for equity exposures.

In addition to the minimum CET1, tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5 percent of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The implementation of the new capital conservation buffer requirement began in January 2016 at 0.625 percent of risk-weighted assets and increases each year until fully implemented in January 2019.

The Federal Reserve's prompt corrective action standards also changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5 percent (new), a tier 1 ratio of 8.0 percent (increased from 6.0 percent), a total risk-based capital ratio of 10.0 percent (unchanged) and a leverage ratio of 5.0 percent (unchanged).

As of December 31, 2017, the Bank meets all these new requirements, including the fully-implemented capital conservation buffer. The Bank's actual and required capital amounts and ratios are as follows as of December 31, 2017 and December 31, 2016:

	Actual		To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Tier 1 leverage capital to total adjusted assets	$49,547	8.36%	$29,631	=> 5%
Common equity tier 1 capital to risk-weighted assets	49,547	12.15%	26,516	=> 6.5%
Tier 1 capital to risk-weighted assets	49,547	12.15%	32,635	=> 8%
Total capital to risk-weighted assets	53,501	13.11%	40,794	=> 10%

As of December 31, 2016:
Tier 1 leverage capital to total adjusted assets	45,694	7.59%	30,011	=> 5%
Common equity tier 1 capital to risk-weighted assets	45,694	11.78%	25,215	=> 6.5%
Tier 1 capital to risk-weighted assets	45,694	11.78%	31,034	=> 8%
Total capital to risk-weighted assets	50,523	13.02%	38,792	=> 10%

The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with assets under $1 billion.

Note 20 - Restrictions on Dividends

The Parent Company's principal asset is its investment in the Bank, its wholly-owned consolidated subsidiary. The primary source of income for the Parent Company historically has been dividends from the Bank. Regulatory agencies limit the amount of funds that may be transferred from the Bank to the Parent Company in the form of dividends, loans or advances.

Under applicable laws and without prior regulatory approval, the total dividend payments of the Bank in any calendar year are restricted to the net profits of that year, as defined, combined with the retained net profits for the two preceding years. The Company and Bank currently are prohibited from paying dividends unless regulatory approval is obtained (See Note 2 Formal Written Agreement).

Note 21 - Other Operating Income and Other Operating Expense

Other operating income and other operating expense that exceed 1 percent of the total of interest income and noninterest income include the following:

	2017	2016
Other noninterest income includes:
BOLI income	$365	$396

Other noninterest expense includes:
Software licensing/maintenance	$1,300	$932
FDIC insurance	488	693
Other insurance	390	418
Other contracted services	466	763
Bank franchise taxes	474	423
Other loan expense	368	167
Audit	332	253
Postage and freight	228	247
Legal	113	431
Other losses	111	124
Advertising	155	286
All other items	1,389	1,436
Total other noninterest expense	$5,814	$6,173

Note 22 - Condensed Parent Company Financial Statements

The condensed financial statements below relate to Highlands Bankshares, Inc., as of December 31, 2017 and 2016, and for the years then ended. Equity in undistributed earnings of subsidiary includes the change in unrealized gains or losses on securities, net of tax.

CONDENSED BALANCE SHEETS
	December 31, 2017	December 31, 2016
ASSETS
Cash	$215	$224
Other investments	102	102
Equity in subsidiary	53,487	53,412
Other assets	—	20
Total assets	$53,804	$53,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity	$53,804	$53,758
Total liabilities and stockholders' equity	$53,804	$53,758

CONDENSED STATEMENTS OF INCOME
	Year ended December 31,
	2017	2016
Interest and dividend income	$5	$4
Operating expense	(255)	(86)
Loss before income tax benefit	(250)	(82)
Income tax benefit	85	27
Equity in undistributed (loss) earnings of subsidiary	(272)	67
Net (loss) income	$(437)	$12

CONDENSED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(437)	$12
Adjustments to reconcile net income to net cash Used in operating activities:
Restricted stock expense	221	55
Equity in undistributed loss (earnings) of subsidiary	272	(67)
Decrease (increase) in other assets	(65)	(50)
Net cash provided (used) in operating activities	(9)	(50)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributed to subsidiary bank	—	(850)
Net cash (used in) investing activities	—	(850)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	1,110
Net cash provided by financing activities	—	1,110
Net increase in cash and cash equivalents	(9)	210
Cash and cash equivalents at beginning of year	224	14
Cash and cash equivalents at end of year	$215	$224

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

There have not been any changes in the Company's internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.
Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2017 based on the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its evaluation, management concluded that, as of December 31, 2017, Highlands Bankshares Inc.'s internal control over financial reporting was effective.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "The Nominees," "Executive Officers Who Are Not Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "The Board of Directors and its Committees" and "Code of Ethics" in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Executive Compensation" in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Transactions with Related Parties" and "The Board of Directors and its Committees" in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Services and Fees" and "Pre-Approved Policies and Procedures" in the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV.

Item 15.  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009
3.2
Articles of Amendment to the Articles of Incorporation of Highlands Bankshares, Inc. (attached as Exhibit 3.1 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

3.3	Bylaws of the Company, as amended and restated March 23, 2018 (attached as Exhibit 3.1 to the Current Report on Form 8-K filed March 28, 2018 and incorporated by reference herein)
10.1
Securities Purchase Agreement, dated April 14, 2014, by and between Highlands Bankshares, Inc. and TNH Financials Fund, L.P. (attached as Exhibit 10.1 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

10.2
Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain institutional investors (attached as Exhibit 10.2 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

10.3
Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain institutional investors (attached as Exhibit 10.3 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

10.4
Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain directors and executive officers (attached as Exhibit 10.4 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

10.5	Form of Director Indemnification Agreement (attached as Exhibit 10.5 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)
10.6
Highlands Union Bank 1995 Stock Option Plan, attached as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference

10.7
Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference

10.8
Written Agreement, dated October 13, 2010, between Highlands Bankshares, Inc., Highlands Union Bank and the Federal Reserve Bank of Richmond, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on October 19, 2010, incorporated herein by reference

10.9
Employment Agreement, dated December 9, 2015, between Highlands Bankshares, Inc., and Timothy K. Schools, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on December 14, 2015, incorporated herein by reference

10.10
First Amendment to Employment Agreement between Highlands Bankshares, Inc. and Timothy K. Schools, dated September 6, 2016, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 22, 2016, incorporated herein by reference

10.11
Restricted Stock Award Agreement between Highlands Bankshares, Inc. and Timothy K. Schools, dated September 6, 2016, attached as Exhibit 10.2 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 22, 2016, incorporated herein by reference

10.12
Consulting Agreement, dated February 15, 2016, between Highlands Bankshares, Inc., and Samuel L. Neese, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on February 19, 2016, incorporated herein by reference

21	Subsidiaries of the Corporation (filed herewith)
23.1	Consent of Brown, Edwards & Company, L.L.P. (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer of the Corporation (filed herewith)
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith)
32.2	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350 (filed herewith)
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC (Registrant)

Date: April 2, 2018	By:	/s/ Timothy K. Schools
Timothy K. Schools, President and Chief Executive Officer

Date: April 2, 2018		/s/ John H. Gray
John H. Gray, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
Chairman of the Board of Directors
/s/ Robert W. Moser, Jr. *		April 2, 2018
Robert W. Moser, Jr.
Chief Executive Officer (principal executive officer) and Director
/s/ Timothy K. Schools		April 2, 2018
Timothy K. Schools
Chief Financial Officer (principal accounting officer)
/s/ John H. Gray		April 2, 2018
John H. Gray

/s/ E. Sutton Bacon, Jr. *	Director	April 2, 2018
E. Sutton Bacon, Jr.

/s/ E. Craig Kendrick *	Director	April 2, 2018
E. Craig Kendrick

/s/ Jon C. Lundberg *	Director	April 2, 2018
Jon C. Lundberg

/s/ Charles D. Meade, III *	Director	April 2, 2018
Charles D. Meade, III

/s/ Charles P. Olinger *	Director	April 2, 2018
Charles P. Olinger

/s/ Edward M. Rosinus *	Director	April 2, 2018
Edward M. Rosinus
* Robert M. Little, Jr. hereby signs this Annual Report on Form 10-K on April 2, 2018 on behalf of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

By:	/s/ Robert M. Little, Jr.
Robert M. Little, Jr. as Attorney-in-Fact

Exhibit Index
3.1	Amended and Restated Articles of Incorporation of Highlands Bankshares, Inc., filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009
3.2
Articles of Amendment to the Articles of Incorporation of Highlands Bankshares, Inc. (attached as Exhibit 3.1 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

3.3	Bylaws of the Company, as amended and restated March 23, 2018 (attached as Exhibit 3.1 to the Current Report on Form 8-K filed March 28, 2018 and incorporated by reference herein)
10.1
Securities Purchase Agreement, dated April 14, 2014, by and between Highlands Bankshares, Inc. and TNH Financials Fund, L.P. (attached as Exhibit 10.1 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

10.2
Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain institutional investors (attached as Exhibit 10.2 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

10.3
Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain institutional investors (attached as Exhibit 10.3 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

10.4
Form of Securities Purchase Agreement, dated April 14, 2014, by and among Highlands Bankshares, Inc. and certain directors and executive officers (attached as Exhibit 10.4 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)

10.5	Form of Director Indemnification Agreement (attached as Exhibit 10.5 to the Current Report on Form 8-K filed April 16, 2014 and incorporated by reference herein)
10.6
Highlands Union Bank 1995 Stock Option Plan, attached as Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 000-27622, incorporated herein by reference

10.7
Highlands Bankshares, Inc. 2006 Equity Compensation Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 20, 2006, incorporated herein by reference

10.8
Written Agreement, dated October 13, 2010, between Highlands Bankshares, Inc., Highlands Union Bank and the Federal Reserve Bank of Richmond, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on October 19, 2010, incorporated herein by reference

10.9
Employment Agreement, dated December 9, 2015, between Highlands Bankshares, Inc., and Timothy K. Schools, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on December 14, 2015, incorporated herein by reference

10.1
First Amendment to Employment Agreement between Highlands Bankshares, Inc. and Timothy K. Schools, dated September 6, 2016, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 22, 2016, incorporated herein by reference

10.1
Restricted Stock Award Agreement between Highlands Bankshares, Inc. and Timothy K. Schools, dated September 6, 2016, attached as Exhibit 10.2 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on September 22, 2016, incorporated herein by reference

10.1
Consulting Agreement, dated February 15, 2016, between Highlands Bankshares, Inc., and Samuel L. Neese, attached as Exhibit 10.1 to the Current Report on Form 8-K, File No. 000-27622, filed with the Commission on February 19, 2016, incorporated herein by reference

21.0	Subsidiaries of the Corporation (filed herewith)
23.1	Consent of Brown, Edwards & Company, L.L.P. (filed herewith)
24.0	Power of Attorney (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer of the Corporation (filed herewith)
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith)
32.2	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350 (filed herewith)
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).