Form 10-Q
period 2018-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2018-05-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,199,228 shares of common stock, par value $0.625 per share, outstanding as of May 14, 2018.

Highlands Bankshares, Inc.
Form 10-Q
For the Quarter Ended March 31, 2018

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) March 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$22,626	$15,179
Federal funds sold	18,276	15,618
Total cash and cash equivalents	40,902	30,797
Investment securities available for sale (amortized cost $76,898 at March 31, 2018, $79,990 at December 31, 2017)	74,140	78,527
Other investments, at cost	2,793	3,116
Loans held for sale	1,795	4,808
Loans	431,266	431,574
Allowance for loan losses	(4,000)	(3,954)
Net loans	427,266	427,620
Premises and equipment, net	18,138	18,332
Real estate held for sale	1,370	1,430
Deferred tax assets	7,263	7,161
Interest receivable	1,777	1,987
Bank-owned life insurance	14,768	14,679
Other real estate owned	2,169	2,350
Other assets	3,148	3,290
Total assets	$595,529	$594,097
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$157,907	$148,633
Interest bearing	352,091	350,150
Total deposits	509,998	498,783
Interest, taxes and other liabilities	1,954	1,364
Short-term borrowings	—	10,000
Long-term debt	30,133	30,146
Total liabilities	542,085	540,293
STOCKHOLDERS' EQUITY
Common stock (8,199 shares issued and outstanding for each period presented)	5,124	5,124
Preferred stock (2,092 shares issued and outstanding for each period presented)	4,184	4,184
Additional paid-in capital	19,169	19,113
Retained earnings	27,149	26,539
Accumulated other comprehensive income	(2,182)	(1,156)
Total stockholders' equity	53,444	53,804
Total liabilities and stockholders' equity	$595,529	$594,097

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31
	2018	2017
INTEREST INCOME
Loans receivable and fees on loans	$5,315	$5,049
Investment securities	478	582
Federal funds sold	70	50
Total interest income	5,863	5,681
INTEREST EXPENSE
Deposits	463	446
Other borrowed funds	364	585
Total interest expense	827	1,031
Net interest income	5,036	4,650
Provision for loan losses	172	17
Net interest income after provision for loan losses	4,864	4,633
NON-INTEREST INCOME
Mortgage banking income	100	226
Service charges on deposit accounts	337	397
Other service charges, commissions and fees	419	498
Other operating income	226	166
Total non-interest income	1,082	1,287
NON-INTEREST EXPENSE
Salaries and employee benefits	2,403	2,493
Occupancy and equipment expense	731	669
Foreclosed assets – write-down and operating expenses	131	20
Other operating expense	1,901	1,267
Total non-interest expense	5,166	4,449
Income before income taxes	780	1,471
Income tax expense (benefit) (Note 5)	170	439
Net income	$610	$1,032
Net income per common share (Note 7)
Basic	0.07	0.13
Fully diluted	0.06	0.10

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three months ended March 31
	2018	2017
Net income	$610	$1,032
Other comprehensive (loss) income
Unrealized (losses) gains on securities during the period	(1,297)	94
Less: reclassification adjustment	—	—
Other comprehensive (loss) income before tax	(1,297)	94
Income tax (benefit) expense related to other comprehensive income	(271)	32
Other comprehensive (loss) income	(1,026)	62
Comprehensive (loss) income	$(416)	$1,094

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$610	$1,032
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	172	17
Depreciation and amortization	401	404
Provision for deferred tax assets	170	—
Restricted stock expense	56	55
Originations of loans held for sale	(7,651)	(7,386)
Proceeds from loans held for sale	10,664	5,578
Decrease in interest receivable	210	202
Valuation adjustment of real estate held for sale	60	—
Valuation adjustment of other real estate owned	90	—
Decrease in other assets	52	1,266
Increase in interest, taxes and other liabilities	590	124
Net cash provided by operating activities	5,424	1,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities of securities	2,965	3,910
Purchase of debt and equity securities	—	(5,293)
Redemptions of other investments	323	252
Net decrease in loans	117	212
Proceeds from sales of other real estate owned	156	255
Premises and equipment expenditures	(82)	(410)
Net cash (used in) provided by investing activities	3,479	(1,074)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(13,922)	(1,966)
Net increase in demand, savings and other deposits	25,137	7,564
Decrease in short-term borrowings	(10,000)	—
Decrease in long-term debt	(13)	(13)
Net cash provided by financing activities	1,202	5,585
Net change in cash and cash equivalents	10,105	5,803
Cash and cash equivalents at beginning of period	30,797	50,385
Cash and cash equivalents at end of period	$40,902	$56,188
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the period for interest	$860	$1,047
Cash payments during the period for income taxes	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	65	228
Loans originated from sales of other real estate owned	—	—
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Balance December 31, 2016	8,199	$5,124	2,092	$4,184	$18,891	$26,785	$(1,226)	$53,758
Net income						1,032		1,032
Other comprehensive income							62	62
Stock-based compensation	—	—			55			55
Balance March 31, 2017	8,199	$5,124	2,092	$4,184	$18,946	$27,817	$(1,164)	$54,907
Balance December 31, 2017	8,199	$5,124	2,092	$4,184	$19,113	$26,539	$(1,156)	$53,804
Net income						610		610
Other comprehensive loss							(1,026)	(1,026)
Stock-based compensation					56			56
Balance March 31, 2018	8,199	$5,124	2,092	$4,184	$19,169	$27,149	$(2,182)	$53,444

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2017 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2017 Form 10-K. The results of operations for the three-month period ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09, as subsequently amended by ASU No. 2015-14 issued in August 2015, required adoption in annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application was permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted ASU 2014-09 effective January 1, 2018.

Application of ASU 2014-09 requires identification of customer contracts, identification of the performance obligations within those contracts, identification of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue once the performance obligation is satisfied. ASU 2014-09 requires disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company’s primary source of revenue is interest income, which is excluded from the scope of this guidance; however, the Company evaluated the impact on noninterest income, which includes fees for services, commissions on sales, and various deposit service charges. The Company concluded that no cumulative-effect adjustment to retained earnings was necessary. The adoption of the standard did not have a material effect on the Company’s financial position or results of operations.

In January 2016, ASU No. 2016-01 Financial Instruments--Overall (ASU 2016-01) was issued by the FASB.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company adopted ASU 2016-01 on January 1, 2018. The adoption of ASU 2016-01 did not have a material effect on the Company's consolidated financial statements.

In June 2016, ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments was issued by the FASB. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company continues to evaluate the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Note 3 - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$12,459	$8	$615	$11,852
Mortgage backed securities	57,925	8	1,967	55,966
SBA Pools	6,514	—	192	6,322
	$76,898	$16	$2,774	$74,140

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$12,766	$44	$299	$12,511
Mortgage backed securities	60,383	12	1,088	59,307
SBA Pools	6,841	1	133	6,709
	$79,990	$57	$1,520	$78,527

Investment securities available for sale with a fair value of $28,989 and $26,856 at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.
The following table presents the age of gross unrealized losses and fair value by investment category:

	March 31, 2018
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$4,071	$102	$6,921	$513	$10,992	$615
Mortgage-backed securities	14,150	368	40,278	1,599	54,428	1,967
SBA Pools	160	1	5,948	191	6,108	192
Total	$18,381	$471	$53,147	$2,303	$71,528	$2,774

	December 31, 2017
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$1,744	$18	$7,158	$281	$8,902	$299
Mortgage-backed securities	14,540	177	42,415	911	56,955	1,088
SBA Pools	176	1	6,206	132	6,382	133
Total	$16,460	$196	$55,779	$1,324	$72,239	$1,520

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of March 31, 2018 and December 31, 2017, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at March 31, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Investment securities with scheduled maturities:
Due in one year or less	$125	$125
Due after one year through five years	599	602
Due after five years through ten years	866	827
Due after ten years	17,382	16,619
Total investment securities with scheduled maturities	18,972	18,173
Mortgage-backed securities	57,926	55,967
Total investment securities available for sale	$76,898	$74,140

The following table summarizes the securities gains (losses) recognized for the period presented:

Three months ended March 31
	2018	2017
Gross gains	$—	$—
Gross losses	—	—
Securities gains, net	$—	$—

Note 4  -  Loans and Allowance for Loan Losses
 The composition of net loans is as follows:

	March 31, 2018	December 31, 2017
Real estate secured:
Residential 1-4 family	$171,731	$174,889
Multifamily	18,157	19,469
Construction and land loans	16,933	15,907
Commercial, owner occupied	82,151	82,121
Commercial, non-owner occupied	34,437	33,748
Second mortgages	4,670	4,684
Equity lines of credit	35,568	34,378
Farmland	12,977	13,188
Total real estate secured	376,624	378,384
Non-real estate secured
Personal	13,617	14,192
Commercial	38,734	36,785
Agricultural	3,002	2,950
Total non-real estate secured	55,353	53,927
Gross loans	431,977	432,311
Less:
Allowance for loan losses	4,000	3,954
Net deferred fees	711	737
Loans, net	$427,266	$427,620

The following table is an analysis of past due loans as of March 31, 2018:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,647	$689	$2,336	$169,395	$171,731	$243
Equity lines of credit	—	—	—	35,568	35,568	—
Multifamily	—	—	—	18,157	18,157	—
Farmland	678	194	872	12,105	12,977	—
Construction, land development, other land loans	74	—	74	16,859	16,933	—
Commercial real estate:
Owner-occupied	601	317	918	81,233	82,151	—
Non-owner-occupied	1,707	—	1,707	32,730	34,437	—
Second mortgages	—	—	—	4,670	4,670	—
Non-real estate secured
Personal	95	17	112	13,505	13,617	—
Commercial	104	209	313	38,421	38,734	—
Agricultural	—	—	—	3,002	3,002	—
Total	$4,906	$1,426	$6,332	$425,645	$431,977	$243

The following table is an analysis of past due loans as of December 31, 2017:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,092	$566	$1,658	$173,231	$174,889	$—
Equity lines of credit	—	—	—	34,378	34,378	—
Multifamily	—	—	—	19,469	19,469	—
Farmland	234	50	284	12,904	13,188	—
Construction, land development, other land loans	—	—	—	15,907	15,907	—
Commercial real estate:
Owner-occupied	11	708	719	81,402	82,121	—
Non-owner-occupied	—	—	—	33,748	33,748	—
Second mortgages	—	—	—	4,684	4,684	—
Non-real estate secured
Personal	211	23	234	13,958	14,192	—
Commercial	502	279	781	36,004	36,785	26
Agricultural	49	—	49	2,901	2,950	—
Total	$2,099	$1,626	$3,725	$428,586	$432,311	$26

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

The following is a summary of non-accrual loans at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Real estate secured
Residential 1-4 family	$553	$887
Commercial real estate:
Owner-occupied	575	708
Non-owner-occupied	—	—
Second mortgages	—	—
Equity lines of credit	—	—
Farmland	194	193
Non-real estate secured
Personal	14	23
Commercial and agricultural	209	254
Total	$1,545	$2,065

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of March 31, 2018.

	Number	Balance
Residential real estate in the process of foreclosure	5	$392
Foreclosed residential real estate	3	228

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at March 31, 2018 and December 31, 2017. The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of March 31, 2018 and December 31, 2017:

March 31, 2018	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$36,436	$—	$11	$3,158	$3,174	$230
Satisfactory	89,329	10,055	3,965	5,921	45,999	13,932
Acceptable	39,696	8,102	3,616	6,177	28,795	16,351
Special Mention	909	—	3,185	1,677	978	1,569
Substandard	5,361	—	2,200	—	3,205	2,355
Doubtful	—	—	—	—	—	—
Total	$171,731	$18,157	$12,977	$16,933	$82,151	$34,437

December 31, 2017	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$33,107	$—	$13	$2,870	$3,535	$295
Satisfactory	95,659	10,653	4,419	5,445	45,906	13,602
Acceptable	40,487	8,816	3,333	5,906	28,344	15,609
Special Mention	388	—	3,206	1,565	2,542	2,226
Substandard	5,248	—	2,217	121	1,661	2,016
Doubtful	—	—	—	—	133	—
Total	$174,889	$19,469	$13,188	$15,907	$82,121	$33,748

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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of March 31, 2018:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$13,600	$40,238	$38,525	$3,002
Nonperforming (>90 days past due)	17	—	209	—
Total	$13,617	$40,238	$38,734	$3,002

Credit Risk Profile based on payment activity as of December 31, 2017:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$14,169	$39,062	$36,506	$2,950
Nonperforming (>90 days past due)	23	—	279	—
Total	$14,192	$39,062	$36,785	$2,950

The following tables reflect the Bank's impaired loans at March 31, 2018:

March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,769	$4,769	—	$6,084	$74
Equity lines of credit	35	35	—	42	—
Multifamily	—	—	—	—	—
Farmland	656	656	—	571	12
Construction, land development, other land loans	1,677	1,677	—	1,721	—
Commercial real estate- owner occupied	932	932	—	1,242	—
Commercial real estate- non owner occupied	—	—	—	32	—
Second mortgages	122	122	—	166	—
Non-real estate secured
Personal	—	—	—	48	11
Commercial and agricultural	1,177	1,177	—	841	12
Total	$9,368	$9,368	—	$10,747	$109

March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$525	$525	$19	$300	$2
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	1,621	1,621	192	1,676	—
Construction, land development, other land loans	—	—	—	—	—
Commercial real estate- owner occupied	2,376	2,376	516	2,125	—
Commercial real estate- non owner occupied	4,027	4,027	782	3,960	—
Second mortgages	—	—	—	—	—
Non-real estate secured
Personal	21	21	23	12	—
Commercial and agricultural	349	349	234	426	—
Total	$8,919	$8,919	$1,766	$8,499	$2

The following tables reflect the Bank's impaired loans at December 31, 2017:

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$7,398	$7,398	—	$6,123	$279
Equity lines of credit	49	49	—	37	—
Multifamily	—	—	—	495	56
Farmland	486	486	—	586	42
Construction, land development, other land loans	1,765	1,765	—	1,753	67
Commercial real estate- owner occupied	1,552	1,552	—	3,677	22
Commercial real estate- non owner occupied	63	63	—	973	19
Second mortgages	209	209	—	198	3
Non real estate secured
Personal	95	95	—	55	—
Commercial and agricultural	504	504	—	274	—
Total	$12,121	$12,121	—	$14,171	$488

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$74	$74	$11	$267	$24
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	1,731	1,731	257	962	13
Construction, land development, other land loans	—	—	—	183	24
Commercial real estate- owner occupied	1,873	1,873	465	1,506	196
Commercial real estate- non owner occupied	3,892	3,892	955	2,951	141
Second mortgages	—	—	—	9	—
Non real estate secured
Personal	2	2	2	27	—
Commercial and agricultural	502	502	418	568	4
Total	$8,074	$8,074	$2,108	$6,473	$402

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the three month periods ended March 31, 2018 and March 31, 2017.

Three months ended March 31, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2017	$133	—	$1	$1,636	$955	$12	$—	$54	$265	$383	$515	$3,954
Provision expense (credit) for credit losses	3	3	2	(219)	(167)	(3)	6	139	21	(136)	523	172
Charge-offs	—	—	—	95	—	5	—	—	88	149	—	337
Recoveries	(8)	—	(1)	(17)	—	—	—	(1)	(30)	(154)	—	(211)
Net charge-offs (recoveries)	(8)	—	(1)	78	—	5	—	(1)	58	(5)	—	126
Balance at March 31, 2018	$144	$3	$4	$1,339	$788	$4	$6	$194	$228	$252	$1,038	$4,000
Allowance allocated by impairment method:
Individually evaluated	$19	$—	$—	$516	$782	$—	$—	$192	$24	$233	$—	$1,766
Collectively evaluated	125	3	4	823	6	4	6	2	204	19	1,038	2,234
Loan balances by impairment method used:
Individually evaluated	$5,269	$—	$1,677	$3,194	$3,835	$122	$35	$2,200	$21	$1,509	$—	$17,862
Collectively evaluated	166,462	18,157	15,256	78,957	30,602	4,548	35,533	10,777	13,596	40,227	—	414,115
Balance at March 31, 2018	$171,731	$18,157	$16,933	$82,151	$34,437	$4,670	$35,568	$12,977	$13,617	$41,736	—	$431,977

Three months ended March 31, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2016	$371	—	$21	$1,339	$445	$15	$27	$16	$802	$535	$1,258	$4,829
Provision for credit losses	(16)	—	(1)	350	403	(11)	4	37	204	(99)	(854)	17
Charge-offs	14	—	—	—	—	—	—	—	79	59	—	152
Recoveries	(3)	—	(1)	—	(1)	—	—	(1)	(25)	(3)	—	(34)
Net charge-offs	11	—	(1)	—	(1)	—	—	(1)	54	56	—	118
Balance at March 31, 2017	$344	$—	$21	$1,689	$849	$4	$31	$54	$952	$380	$404	$4,728
Allowance allocated by impairment method:
Individually evaluated	$47	$—	$20	$960	$768	$—	$—	$20	$—	$280	$—	$2,095
Collectively evaluated	297	—	1	729	81	4	31	34	952	100	404	2,633
Loan balances by impairment method used:
Individually evaluated	$6,396	$980	$1,902	$4,263	$4,225	$64	$—	$773	$260	$466	$—	$19,329
Collectively evaluated	176,684	21,743	14,619	65,035	25,179	6,131	19,882	11,510	16,777	32,941	—	390,501
Balance at March 31, 2017	$183,080	$22,723	$16,521	$69,298	$29,404	$6,195	$19,882	$12,283	$17,037	$33,407	—	$409,830

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $9,955 and $8,005 of loans categorized as troubled debt restructurings as of March 31, 2018 and December 31, 2017, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following table identifies restructurings completed during the three-month period ended March 31, 2018 that represent new TDRs.

March 31, 2018 Interest only	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Below Market Rate
Residential 1-4 family	1	$162	$162
Commercial real estate-non-owner occupied	1	1,479	1,479
Total below market rate	2	1,641	1,641

Total restructurings	2	$1,641	$1,641

There were no new TDRs in the three-month period ended March 31, 2017. There were no defaults in the three month periods ending March 31, 2018 and March 31, 2017 of TDRs modified in the previous 12 months.

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

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2018 and December 31, 2017, all of the total impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.

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

Historical loss factors - To calculate the anticipated loan loss in each call report category for ASC 450 loans, the Company begins with the net loss in each category for each of the last twelve quarters. The Company uses a rolling twelve quarter weighted historical loss average where the most recent quarters are weighted heavier than the earlier quarters so that the calculation reflects current risk trends within the portfolio.  The weighting used by the Company is similar to the Rule of 78's with the net losses of the most recent quarter weighted at 12/78ths and those in the first quarter in the twelve quarter period weighted at 1/78th.   Therefore, the net losses of the most recent year represent approximately 54% of the calculation compared with 33% if a simple average of losses over the three-year period was used.  The total of weighted factors for each call report category is applied to the current outstanding loan balance in each category to calculate expected loss based on historical data for a group of loans with similar risk characteristics.  The same weighting is applied to all loan types .

External economic factors - Economic conditions have a significant impact on Company's loan portfolio because deteriorating conditions can adversely impact both collateral values and the customer's ability to service debt.  Management has selected the following external factors as indicators of economic conditions:

National GDP growth rate
Local unemployment rates
Prime interest rate

The values for external factors are updated on a quarterly basis based on current economic data.

Internal process factors - Internal factors that influence loss rates as a result of risk management and control practices include the following:

Past-due loans
Non-accrual loans
Commercial real estate concentrations
Loan volume
Level and trend of classified loans

The values for internal factors are updated on a quarterly basis based on current portfolio metrics.

Once the quarterly ALLL is computed, the calculations are reviewed by the Company's management. The ALLL is then reviewed and approved by the Board of Directors.

Loans Held for Sale

The Company's mortgage division originates certain single family, residential first mortgage loans for sale on a presold basis. Loan sale activity is summarized below. Loans are typically sold to investors within 20 days of closing. Management feels the carrying amounts approximate the fair values of loans held for sale.

	Three months ended March 31
	2018	2017
Loans held for sale at end of period	$1,795	$3,063
Proceeds from sales of mortgage loans originated for sale	10,664	5,578
Gain on sales of mortgage loans originated for sale	100	226

Note 5  -  Income Taxes

Income tax expense for the three month periods ended March 31, is different than the amount computed by applying the appropriate statutory corporate federal income tax rate to income before taxes. The reasons for these differences are as follows:

	Three months ended March 31,
	2018	2017
Tax expense (benefit) at statutory rate	$164	$500
Increase (decrease) in tax expense resulting from:
Tax-exempt interest	(27)	(29)
Other, net	33	(32)
Income tax expense	$170	$439
Statutory corporate federal income tax rate	21%	34%

Note 6  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  On July 7, 2013 the Federal Reserve Board approved Basel III Final Rules to begin implementation January 1, 2015. The desired overall objective of Basel III is to improve the banking sector's ability to absorb shocks arising from financial and economic stress. The Final Rule includes a new Common Equity Tier 1 minimum ratio and raises the tier 1 risk weighted assets ratio to 6 percent from 4 percent. In addition, beginning in 2016, the new rules required banks to maintain a capital conservation buffer of between 2 and 2 ½ %. Additionally, the new rules increased the risk weighting of various assets. The new rules will be phased in between 2015 and 2019. Generally, the Basel III Final Rule requires banks to maintain higher levels of common equity and regulatory capital. On December 18, 2014, the President of the United States signed into law Public Law 113-250 (the "Act"), which directs the Board of Governors of the Federal Reserve System (Board) to propose revisions to the Small Bank Holding Company Policy Statement (Policy Statement) to raise the total consolidated asset limit in the Policy Statement from $500 million to $1 billion.

On February 5, 2015 the Company received notification from the Federal Reserve Bank that it would no longer be required to report holding company consolidated capital ratios.

The following table presents the capital ratios for the Bank only.

	March 31, 2018	December 31, 2017
Tier 1 leverage	8.51%	8.36%
Tier 1 risk-based	12.13%	12.15%
Total risk-based	13.10%	13.11%
Common equity tier 1	12.13%	12.15%

Note 7 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three month periods ended March 31, 2018 and 2017. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

	Three months ended March 31,
(thousands, except per share information)	2018	2017
Net income available to common stockholders	$610	$1,032
Weighted average common shares outstanding	8,199	8,113
Total shares outstanding including assumed conversion	10,292	10,292
Basic earnings per common share	$0.07	$0.13
Fully diluted earnings per share (including convertible preferred shares outstanding and restricted stock)	0.06	0.10

Note 8 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit.
At March 31, 2018, unused commitments totaled $62,721, compared to $55,038 at December 31, 2017. Standby letters of credit totaled $971 at March 31, 2018, compared to $991 at December 31, 2017.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy.

March 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$11,852	$—	$11,852
Mortgage backed securities	—	55,966	—	55,966
SBA pools	—	6,322	—	6,322
Total available for sale securities	$—	$74,140	$—	$74,140

December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,511	$—	$12,511
Mortgage backed securities	—	59,307	—	59,307
SBA pools	—	6,709	—	6,709
Total available for sale securities	—	$78,527	—	$78,527

Recurring - Derivatives

Beginning in 2017, the Company entered into interest rate swaps related to customer loan transactions to manage its interest rate risk. These interest rate swaps, which had a notional value of $7,902 as of March 31, 2018 and December 31, 2017, are considered to be derivative financial instruments and are recorded at fair value, based on third party pricing models that are sensitive to market observable data and are therefore classified as level 2 values. The fair value of derivative financial instruments as of March 31, 2018 totaled $144, compared to $45 at December 31, 2017.

Non Recurring - Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2018 and December 31, 2017, all of the total impaired loans were evaluated based on the fair value of the collateral or the present value of the future cash flows. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company's assets at fair value on a non-recurring basis as of March 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

March 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$6,879	$6,879
OREO	—	—	2,169	2,169
Real estate held for sale	—	—	1,370	1,370

December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$5,967	$5,967
OREO	—	—	2,350	2,350
Real estate held for sale	—	—	1,430	1,430

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	12/31/17	3/31/2018	Valuation Techniques	Unobservable Input (2)	Range (Weighted Average)
OREO, net	$2,350	$2,169	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)
Real Estate held for sale	$1,430	$1,370	Appraisal of collateral (1)	Appraisal adjustments	0% to 50% (40%)
				Liquidation expenses	0% to 10% (8%)
Impaired loans	$5,967	$7,153	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 10% (9%)

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

The carrying amounts and fair values of the Company's financial instruments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$40,902	$40,902	$30,797	$30,797
Securities available for sale	74,140	74,140	78,527	78,527
Other investments	2,793	2,793	3,116	3,116
Loans, net	427,266	427,660	427,620	429,467
Interest rate swaps	144	144	45	45
Deposits	509,998	423,236	498,783	424,664
Other short-term borrowings	—	—	10,000	10,000
Long-term debt	30,133	30,430	30,243	30,780

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

The Company generates a significant amount of its income from the net interest income earned by the Bank. Net interest income is the difference between interest income and interest expense. Interest income depends on the amount of interest-earning assets outstanding during the period and the interest rates earned thereon. The Company's cost of money is a function of the average amount of deposits and borrowed money outstanding during the period and the interest rates paid thereon. Asset quality affects the amount of interest income lost on non-accrual loans and the amount of the allowance for loan losses. Highlands Union Insurance Services and Highlands Union Financial Services, which are subsidiaries of Highlands Union Bank, generate fee income by providing insurance and financial service products to its clients. Russell Road Properties, LLC is also an entity in which the Bank has a significant interest and was created to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. For a discussion of the Company's critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Consolidated net income totaled $610,000 for the three-month period ended March 31, 2018, compared to $1.0 million for the three-month period ended March 31, 2017.

The following table provides summarized income statements for the three-month periods ended March 31, 2018 and March 31, 2017.

	Three months ended March 31,
	2018	2017
Net interest income	$5,036	$4,650
Provision expense	172	17
Noninterest income	1,082	1,287
Noninterest expense	5,166	4,449
Income before income taxes	780	1,471
Income tax expense	170	439
Net income	$610	$1,032

Net interest income for the three-month period ended March 31, 2018 increased $386,000 or 8.3 percent compared to the three months ended March 31, 2017 primarily due to reduction in FHLB advances compared to the prior period. Average loan balances for the three months ended March 31, 2018 increased slightly compared to the three month period ended March 31, 2017. Average securities balances declined $15.2 million during the same period. The tax-equivalent yield on average interest-earning assets was 4.31 percent for the three-month period ended March 31, 2018 compared to 4.28 percent in the same period of 2017.

Average interest-bearing liabilities decreased $18.1 million for the three months ended March 31, 2018,when compared to the same period of 2017 due to improved yields on interest-earning assets and repayments of FHLB advances. The total yield on interest-earning assets improved from 4.24 percent during the three months ended March 31, 2017 to 4.41 percent for the three-month period ended March 31, 2018. The average rate on interest-bearing liabilities declined from 0.99 percent in the three month period ended March 31, 2017, to 0.86 percent for the three months ended March 31, 2018 due to FHLB advance repayment and change in deposit mix.

The provision for loan losses for the three-month period ended March 31, 2018 totaled $172,000, compared to $17,000 during the corresponding period of 2017.

The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels.  The Company's allowance for loan losses at March 31, 2018 was 0.93 percent of total loans compared to 0.92 percent at December 31, 2017. Net charge-offs for the three-month period ended March 31, 2018 totaled $126,000 compared to $118,000 recorded during the same period of 2017.

During the third quarter of 2017, the Company reduced its unallocated allowance for loan losses and established a $97,000 reserve for unfunded commitments, representing the estimated potential exposure for unfunded loan commitments. The reserve for unfunded commitments is reported within other liabilities in the consolidated balance sheet.

During the first quarter of 2018, noninterest income decreased $205,000 compared to the corresponding period for 2017, primarily due to lower mortgage banking income. The Company's mortgage division originates loans to be sold on a servicing-released basis through its branch footprint and in North and South Carolina. The Company is currently transitioning its mortgage banking operation from a correspondent basis to a broker, which will result in narrower margins on originated loans, but will result in lower noninterest expenses associated with the mortgage banking operation. Income from the gain on sale of loans totaled $100,000 during the first quarter of 2018, compared to $226,000 during the same period of 2017.

Other service charges, commissions and fees decreased $79,000 as compared to the same period of 2017, primarily due to lower financial services income. Service charge income decreased $60,000 during the first quarter of 2018, compared to the same period of 2017, due to a reduction in NSF income.

Total noninterest expense for the three-month period ended March 31, 2018 increased $717,000 from the comparable period in 2017, due to increases in OREO-related expenses, occupancy costs, and various other operating expenses. OREO-related expenses increased $111,000 due to writedowns triggered by updated property appraisals. Occupancy expenses were higher due to increased lease expense related to the mortgage operation and depreciation expense related to a new facility in Johnson City, TN.

Other operating expense increased $634,000 from the three months ended March 31, 2017 to the three months ended March 31, 2018, the increase resulting from higher software maintenance costs and nonrecurring increases in legal expense, advisory services related to business continuity and writedowns related to real estate held for sale.

Salaries and employee benefits decreased $90,000 for the three months ended March 31, 2018 as compared to the prior year period, resulting from the impact of earlier workforce reductions, partially offset by the lower deferred salary costs from current year loan originations.

The annualized return on average equity was 7.25 percent for the three-month period ended March 31, 2018, compared to 7.48 percent for the corresponding period of 2017. Annualized return on average assets for the three months ended March 31, 2018 was 0.68 percent compared to 0.68 percent for the three months ended March 31, 2017. While both operating ratios remain below peer averages, the improvements reflect ongoing efforts to achieve stable profitability. The Company continues to identify and implement strategies to improve core operating results.

Financial Position

Investment securities available for sale totaled $74.1 million at March 31, 2018, compared to $78.5 million at December 31, 2017. Investment securities available for sale at March 31, 2018 were comprised of mortgage backed securities/CMOs (75.5 percent of the total securities portfolio), municipal issues (16.0 percent), and SBAs pools (8.5 percent).  There were no investment securities held to maturity at March 31, 2018 or December 31, 2017.

Other investments include holdings of Federal Reserve, Federal Home Loan Bank, Pacific Coast Bankers Bank, and Community Bankers Bank stock. These investments had a carrying value of $2.8 million at March 31, 2018, and are considered to be non-marketable as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Loans, net of deferred fees, totaled $431.3 million at March 31, 2018, compared to $431.6 million at December 31, 2017. The loan to deposit ratio was 84.6 percent at March 31, 2018 compared to 86.5 percent at December 31, 2017. Deposits at March 31, 2018 totaled $510.0 million, and have increased $11.2 million since December 31, 2017. Deposit growth during 2018 has been primarily among noninterest bearing deposits, which increased $9.3 million since December 31, 2017.

As of March 31, 2018, the Company has $30.1 million in FHLB advances. No new advances were originated during the last 12 months and, during the three months ended March 31, 2018, the Company elected to utilized existing liquidity to repay $10.0 million of FHLB advances prior to their scheduled maturity dates later in 2018. The Company secures all of its existing and future advances from the FHLB with 1-4 family residential mortgage, commercial real estate and multi-family loans.

Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest, other real estate owned and repossessions. Non-performing assets were $3.7 million or 0.86 percent of loans held for investment and OREO at March 31, 2018, compared to $4.4 million or 1.02 percent of loans held for investment and OREO at December 31, 2017.  The Company continues its efforts to reduce non-performing assets, primarily by reducing non-accrual loans and selling OREO.

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

At March 31, 2018 and December 31, 2017, management determined that the Company's allowance for loan losses is sufficient and is appropriate based on the requirements of accounting principles generally accepted in the United States of America.

At March 31, 2018, other real estate owned totaled $2.2 million and consisted of 14 relationships. At December 31, 2017 OREO balances were $2.4 million and consisted of 15 relationships. The following chart details each category type, number of relationships, and balance.

	March 31, 2018		December 31, 2017
Balance in thousands	Number	Balance	Number	Balance
Land development/vacant land	8	$452	10	$663
1-4 family residential mortgage	3	207	2	142
Commercial real estate	3	1,510	3	1,545
Total	14	$2,169	15	$2,350

The Company's major markets include: Southwestern Virginia; the Tri-City region of Eastern Tennessee; Sevierville and Knoxville, Tennessee; and Boone/Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	March 31, 2018		December 31, 2017
Balance in thousands	Number	Balance	Number	Balance
Sevierville and Knoxville TN Area	1	$71	1	$71
Southwest VA and Tri-city TN Area	11	2,028	12	2,209
Boone and Banner Elk NC Area	2	70	2	70
Total	14	$2,169	15	$2,350

The Company focuses on selling OREO properties and reducing other non-performing assets. The ability to sell OREO continues to be somewhat negatively affected by limited demand.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $53.4 million at March 31, 2018, compared to $53.8 million at December 31, 2017. The change in stockholders' equity during 2018 reflects an increase in accumulated other comprehensive loss related to the market value of the Company's available for sale securities portfolio, net of retained earnings.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and tier 1 capital to risk-weighted assets (as defined in the regulations), and tier 1 capital to adjusted total assets (as defined).  See Note 6 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($40.9 million as of March 31, 2018) and unrestricted investment securities available for sale ($45.2 million). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company's internal controls over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

Date: 5/14/2018	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Date: 5/14/2018		/s/ John H. Gray
John H. Gray
Chief Financial Officer

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).