Form 10-Q
period 2018-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2018-08-10
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,250,728 shares of common stock, par value $0.625 per share, outstanding as of August 10, 2018.

Highlands Bankshares, Inc.
Form 10-Q
For the Quarter Ended June 30, 2018

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$23,007	$15,179
Federal funds sold	963	15,618
Total cash and cash equivalents	23,970	30,797
Investment securities available for sale (amortized cost $73,871 at June 30, 2018, $79,990 at December 31, 2017)	70,777	78,527
Other investments, at cost	2,776	3,116
Loans held for sale	1,424	4,808
Loans	441,460	431,574
Allowance for loan losses	(4,138)	(3,954)
Net loans	437,322	427,620
Premises and equipment, net	17,879	18,332
Real estate held for sale	992	1,430
Deferred tax assets	7,152	7,161
Interest receivable	1,728	1,987
Bank-owned life insurance	14,835	14,679
Other real estate owned	2,233	2,350
Other assets	2,991	3,290
Total assets	$584,079	$594,097
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$155,337	$148,633
Interest bearing	342,979	350,150
Total deposits	498,316	498,783
Interest, taxes and other liabilities	1,482	1,364
Short-term borrowings	—	10,000
Long-term debt	30,120	30,146
Total liabilities	529,918	540,293
STOCKHOLDERS' EQUITY
Common stock (8,199 shares issued and outstanding for each period presented)	5,124	5,124
Preferred stock (2,092 shares issued and outstanding for each period presented)	4,184	4,184
Additional paid-in capital	19,224	19,113
Retained earnings	28,072	26,539
Accumulated other comprehensive income	(2,443)	(1,156)
Total stockholders' equity	54,161	53,804
Total liabilities and stockholders' equity	$584,079	$594,097

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans receivable and fees on loans	$5,276	$5,002	$10,591	$10,051
Investment securities	438	572	916	1,154
Federal funds sold	57	74	127	124
Total interest income	5,771	5,648	11,634	11,329
INTEREST EXPENSE
Deposits	463	465	926	911
Other borrowed funds	323	601	687	1,186
Total interest expense	786	1,066	1,613	2,097
Net interest income	4,985	4,582	10,021	9,232
Provision for loan losses	172	35	344	52
Net interest income after provision for loan losses	4,813	4,547	9,677	9,180
NONINTEREST INCOME
Mortgage banking income	52	726	152	952
Service charges on deposit accounts	342	395	679	792
Other service charges, commissions and fees	428	463	847	961
Other operating income	167	89	393	255
Total noninterest income	989	1,673	2,071	2,960
NONINTEREST EXPENSE
Salaries and employee benefits	2,380	2,928	4,783	5,421
Occupancy and equipment expense	750	723	1,481	1,392
Foreclosed assets – write-down and operating expenses	146	174	277	194
Other operating expense	1,356	1,438	3,257	2,705
Total noninterest expense	4,632	5,263	9,798	9,712
Income before income taxes	1,170	957	1,950	2,428
Income tax expense (Note 5)	247	320	417	759
Net income	$923	$637	$1,533	$1,669
Net income per common share (Note 7)
Basic	0.11	0.08	0.19	0.20
Fully diluted	0.09	0.06	0.15	0.16

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$923	$637	$1,533	$1,669
Other comprehensive (loss) income
Unrealized (losses) gains on securities during the period	(332)	534	(1,629)	626
Less: reclassification adjustment	—	—	—	—
Other comprehensive (loss) income before tax	(332)	534	(1,629)	626
Income tax benefit (expense) related to other comprehensive income	71	(178)	342	(210)
Other comprehensive (loss) income	(261)	356	(1,287)	416
Comprehensive income	$662	$993	$246	$2,085

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,533	$1,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	344	52
Depreciation and amortization	809	810
Provision for deferred tax assets	351	762
Restricted stock expense	111	111
Loss on sale of premises and equipment	—	33
Originations of loans held for sale	(10,471)	(20,154)
Proceeds from loans held for sale	13,855	15,497
Decrease in interest receivable	259	546
Valuation adjustment of real estate held for sale	60	187
Valuation adjustment of other real estate owned	199	—
(Increase) decrease in other assets	143	308
Increase in interest, taxes and other liabilities	118	15
Net cash provided (used) by operating activities	7,311	(164)
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities of securities	5,864	7,759
Purchase of debt and equity securities	—	(5,938)
Redemptions of other investments	340	1,712
Net increase in loans	(10,331)	(11,158)
Proceeds from sales of other real estate owned	203	451
Proceeds from sale of real estate held for sale	378	217
Premises and equipment expenditures	(99)	(763)
Disposition of premises and equipment	—	208
Net cash used in investing activities	(3,645)	(7,512)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(5,787)	(5,180)
Net increase in demand, savings and other deposits	5,320	12,210
Decrease in short-term borrowings	(10,000)	—
Decrease in long-term debt	(26)	(5,026)
Net cash (used in) provided by financing activities	(10,493)	2,004
Net change in cash and cash equivalents	(6,827)	(5,672)
Cash and cash equivalents at beginning of period	30,797	50,385
Cash and cash equivalents at end of period	$23,970	$44,713
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the period for interest	$1,623	$2,643
Cash payments during the period for income taxes	65	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	285	385
Loans originated from sales of other real estate owned	—	—
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Balance December 31, 2016	8,199	$5,124	2,092	$4,184	$18,891	$26,785	$(1,226)	$53,758
Net income						1,669		1,669
Other comprehensive income							416	416
Stock-based compensation	—	—			111			111
Balance June 30, 2017	8,199	$5,124	2,092	$4,184	$19,002	$28,454	$(810)	$55,954
Balance December 31, 2017	8,199	$5,124	2,092	$4,184	$19,113	$26,539	$(1,156)	$53,804
Net income						1,533		1,533
Other comprehensive loss							(1,287)	(1,287)
Stock-based compensation					111			111
Balance June 30, 2018	8,199	$5,124	2,092	$4,184	$19,224	$28,072	$(2,443)	$54,161

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2017 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2017 Form 10-K. The results of operations for the six-month period ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$12,327	$7	$679	$11,655
Mortgage backed securities	55,548	6	2,236	53,318
SBA Pools	5,996	—	192	5,804
	$73,871	$13	$3,107	$70,777

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$12,766	$44	$299	$12,511
Mortgage backed securities	60,383	12	1,088	59,307
SBA Pools	6,841	1	133	6,709
	$79,990	$57	$1,520	$78,527

Investment securities available for sale with a fair value of $37,857 and $26,856 at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.
The following table presents the age of gross unrealized losses and fair value by investment category:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$4,029	$141	$893	$538	$4,922	$679
Mortgage-backed securities	8,851	289	35,374	1,947	44,225	2,236
SBA Pools	4,583	144	8,754	48	13,337	192
Total	$17,463	$574	$45,021	$2,533	$62,484	$3,107

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$1,744	$18	$7,158	$281	$8,902	$299
Mortgage-backed securities	14,540	177	42,415	911	56,955	1,088
SBA Pools	176	1	6,206	132	6,382	133
Total	$16,460	$196	$55,779	$1,324	$72,239	$1,520

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of June 30, 2018 and December 31, 2017, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at June 30, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value

Investment securities with scheduled maturities:
Due in one year or less	$—	$—
Due after one year through five years	598	599
Due after five years through ten years	2,299	2,168
Due after ten years	9,803	9,260
Total investment securities with scheduled maturities	12,700	12,027
Mortgage-backed securities	61,171	58,750
Total investment securities available for sale	$73,871	$70,777

There were no gains or losses on the sales of investment securities during the first six months of 2018 or 2017.

Note 4  -  Loans and Allowance for Loan Losses
 The composition of net loans is as follows:

	June 30, 2018	December 31, 2017
Real estate secured:
Residential 1-4 family	$170,249	$174,889
Multifamily	18,079	19,469
Construction and land loans	24,571	15,907
Commercial, owner occupied	87,645	82,121
Commercial, non-owner occupied	32,449	33,748
Second mortgages	4,371	4,684
Equity lines of credit	35,702	34,378
Farmland	12,685	13,188
Total real estate secured	385,751	378,384
Non-real estate secured
Personal	14,379	14,192
Commercial	39,232	36,785
Agricultural	2,786	2,950
Total non-real estate secured	56,397	53,927
Gross loans	442,148	432,311
Less:
Allowance for loan losses	4,138	3,954
Net deferred fees	688	737
Loans, net	$437,322	$427,620

The following table is an analysis of past due loans as of June 30, 2018:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,348	$898	$2,246	$168,003	$170,249	$—
Equity lines of credit	18	—	18	35,684	35,702	—
Multifamily	—	—	—	18,079	18,079	—
Farmland	846	50	896	11,789	12,685	—
Construction, land development, other land loans	27	—	27	24,544	24,571	—
Commercial real estate:
Owner-occupied	287	768	1,055	86,590	87,645	—
Non-owner-occupied	—	1,869	1,869	30,580	32,449	—
Second mortgages	—	—	—	4,371	4,371	—
Non-real estate secured
Personal	93	11	104	14,275	14,379	—
Commercial	126	132	258	38,974	39,232	—
Agricultural	—	—	—	2,786	2,786	—
Total	$2,745	$3,728	$6,473	$435,675	$442,148	$—

The following table is an analysis of past due loans as of December 31, 2017:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,092	$566	$1,658	$173,231	$174,889	$—
Equity lines of credit	—	—	—	34,378	34,378	—
Multifamily	—	—	—	19,469	19,469	—
Farmland	234	50	284	12,904	13,188	—
Construction, land development, other land loans	—	—	—	15,907	15,907	—
Commercial real estate:
Owner-occupied	11	708	719	81,402	82,121	—
Non-owner-occupied	—	—	—	33,748	33,748	—
Second mortgages	—	—	—	4,684	4,684	—
Non-real estate secured
Personal	211	23	234	13,958	14,192	—
Commercial	502	279	781	36,004	36,785	26
Agricultural	49	—	49	2,901	2,950	—
Total	$2,099	$1,626	$3,725	$428,586	$432,311	$26

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

The following is a summary of non-accrual loans at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Real estate secured
Residential 1-4 family	$898	$887
Commercial real estate:
Owner-occupied	768	708
Non-owner-occupied	1,868	—
Second mortgages	—	—
Equity lines of credit	—	—
Farmland	193	193
Non-real estate secured
Personal	12	23
Commercial and agricultural	132	254
Total	$3,871	$2,065

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of June 30, 2018.

	Number	Balance
Residential real estate in the process of foreclosure	1	$164
Foreclosed residential real estate	2	316

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at June 30, 2018 and December 31, 2017. The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of June 30, 2018 and December 31, 2017:

June 30, 2018	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$36,748	$—	$—	$3,644	$3,122	$227
Satisfactory	86,986	9,928	5,584	13,028	43,551	9,919
Acceptable	38,094	7,749	3,309	6,151	36,815	18,391
Special Mention	2,156	402	3,171	1,676	970	1,562
Substandard	6,265	—	621	72	3,187	2,350
Doubtful	—	—	—	—	—	—
Total	$170,249	$18,079	$12,685	$24,571	$87,645	$32,449

December 31, 2017	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$33,107	$—	$13	$2,870	$3,535	$295
Satisfactory	95,659	10,653	4,419	5,445	45,906	13,602
Acceptable	40,487	8,816	3,333	5,906	28,344	15,609
Special Mention	388	—	3,206	1,565	2,542	2,226
Substandard	5,248	—	2,217	121	1,661	2,016
Doubtful	—	—	—	—	133	—
Total	$174,889	$19,469	$13,188	$15,907	$82,121	$33,748

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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of June 30, 2018:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$14,368	$40,073	$39,100	$2,786
Nonperforming (>90 days past due)	11	—	132	—
Total	$14,379	$40,073	$39,232	$2,786

Credit Risk Profile based on payment activity as of December 31, 2017:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$14,169	$39,062	$36,506	$2,950
Nonperforming (>90 days past due)	23	—	279	—
Total	$14,192	$39,062	$36,785	$2,950

The following tables reflect the Bank's impaired loans at June 30, 2018:

June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$6,416	$6,416	—	$4,605	$525
Equity lines of credit	34	34	—	28	—
Multifamily	—	—	—	—	—
Farmland	1,071	1,071	—	519	—
Construction, land development, other land loans	1,636	1,636	—	1,134	—
Commercial real estate- owner occupied	2,610	2,610	—	1,387	—
Commercial real estate- non owner occupied	—	—	—	21	36
Second mortgages	—	—	—	70	—
Non-real estate secured
Personal	—	—	—	32	4
Commercial and agricultural	978	978	—	494	2
Total	$12,745	$12,745	—	$8,290	$567

June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$1,247	$1,247	$148	$615	$—
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	1,412	1,412	296	1,588	—
Construction, land development, other land loans	—	—	—	—	—
Commercial real estate- owner occupied	751	751	154	1,667	—
Commercial real estate- non owner occupied	1,708	1,708	397	3,209	—
Second mortgages	—	—	—	—	—
Non-real estate secured
Personal	1	1	1	8	—
Commercial and agricultural	2,643	2,643	626	1,165	—
Total	$7,762	$7,762	$1,622	$8,252	$—

The following tables reflect the Bank's impaired loans at December 31, 2017:

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$7,398	$7,398	—	$6,123	$279
Equity lines of credit	49	49	—	37	—
Multifamily	—	—	—	495	56
Farmland	486	486	—	586	42
Construction, land development, other land loans	1,765	1,765	—	1,753	67
Commercial real estate- owner occupied	1,552	1,552	—	3,677	22
Commercial real estate- non owner occupied	63	63	—	973	19
Second mortgages	209	209	—	198	3
Non real estate secured
Personal	95	95	—	55	—
Commercial and agricultural	504	504	—	274	—
Total	$12,121	$12,121	—	$14,171	$488

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$74	$74	$11	$267	$24
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	1,731	1,731	257	962	13
Construction, land development, other land loans	—	—	—	183	24
Commercial real estate- owner occupied	1,873	1,873	465	1,506	196
Commercial real estate- non owner occupied	3,892	3,892	955	2,951	141
Second mortgages	—	—	—	9	—
Non real estate secured
Personal	2	2	2	27	—
Commercial and agricultural	502	502	418	568	4
Total	$8,074	$8,074	$2,108	$6,473	$402

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the three- and six- month periods ended June 30, 2018 and June 30, 2017.

Six months ended June 30, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2017	$133	—	$1	$1,636	$955	$12	$—	$54	$265	$383	$515	$3,954
Provision expense (credit) for credit losses	88	—	55	(564)	(558)	(10)	356	241	(17)	321	432	344
Charge-offs	25	—	—	96	—	5	—	1	118	242	—	487
Recoveries	(34)	—	(2)	(17)	—	(4)	(1)	(2)	(86)	(181)	—	(327)
Net charge-offs (recoveries)	(9)	—	(2)	79	—	1	(1)	(1)	32	61	—	160
Balance at June 30, 2018	$230	$—	$58	$993	$397	$1	$357	$296	$216	$643	$947	$4,138
Allowance allocated by impairment method:
Individually evaluated	$148	$—	$—	$153	$397	$—	$—	$296	$1	$627	$—	$1,622
Collectively evaluated	82	—	58	840	—	1	357	—	215	16	947	2,516
Loan balances by impairment method used:
Individually evaluated	$7,487	$—	$1,636	$4,270	$3,483	$145	$—	$2,595	$1	$488	$—	$20,105
Collectively evaluated	162,762	18,079	22,935	83,375	28,966	4,226	35,702	10,090	14,378	41,530	—	422,043
Balance at June 30, 2018	$170,249	$18,079	$24,571	$87,645	$32,449	$4,371	$35,702	$12,685	$14,379	$42,018	—	$442,148

Three months ended June 30, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at March 31, 2018	$144	3	$4	$1,339	$788	$4	$6	$194	$228	$252	$1,038	$4,000
Provision for credit losses	85	(3)	53	(345)	(391)	(7)	350	102	(38)	457	(91)	172
Charge-offs	25	—	1	1	1	—	—	1	30	93	—	152
Recoveries	(26)	—	(2)	—	(1)	(4)	(1)	(1)	(56)	(27)	—	(118)
Net charge-offs	(1)	—	(1)	1	—	(4)	(1)	—	(26)	66	—	34
Balance at June 30, 2018	$230	$—	$58	$993	$397	$1	$357	$296	$216	$643	$947	$4,138

Six months ended June 30, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2016	$371	—	$21	$1,339	$445	$15	$27	$16	$802	$535	$1,258	$4,829
Provision for credit losses	(63)	—	(23)	640	669	(13)	5	2	(217)	145	(1,093)	52
Charge-offs	36	—	—	—	—	—	—	—	126	193	—	355
Recoveries	(23)	—	(2)	—	(2)	—	—	(1)	(63)	(54)	—	(145)
Net charge-offs	13	—	(2)	—	(2)	—	—	(1)	63	139	—	210
Balance at March 31, 2017	$295	$—	$—	$1,979	$1,116	$2	$32	$19	$522	$541	$165	$4,671
Allowance allocated by impairment method:
Individually evaluated	$16	$—	$—	$1,496	$1,081	$—	$—	$19	$—	$294	$—	$2,906
Collectively evaluated	279	—	—	483	35	2	32	—	522	247	165	1,765
Loan balances by impairment method used:
Individually evaluated	$7,663	$—	$1,636	$3,362	$1,708	$—	$34	$2,482	$1	$3,621	$—	$20,507
Collectively evaluated	173,366	26,214	12,085	67,979	28,763	5,547	26,511	10,629	18,407	30,926	—	400,427
Balance at June 30, 2017	$181,029	$26,214	$13,721	$71,341	$30,471	$5,547	$26,545	$13,111	$18,408	$34,547	—	$420,934

Three months ended June 30, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at March 31, 2017	$344	—	$21	$1,689	$849	$4	$31	$54	$952	$380	$404	$4,728
Provision for credit losses	(47)	—	(22)	290	266	(2)	1	(35)	(421)	244	(239)	35
Charge-offs	22	—	—	—	—	—	—	—	47	134	—	203
Recoveries	(20)	—	(1)	—	(1)	—	—	—	(38)	(51)	—	(111)
Net Charge-offs	2	—	(1)	—	(1)	—	—	—	9	83	—	92
Balance at June 30, 2017	$295	$—	$—	$1,979	$1,116	$2	$32	$19	$522	$541	$165	$4,671

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $10,590 and $8,005 of loans categorized as troubled debt restructurings as of June 30, 2018 and December 31, 2017, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following table identifies restructurings completed during the six-month period ended June 30, 2018 that represent new TDRs.

Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Below Market Rate
Residential 1-4 family	3	$549	$549
Commercial real estate-non-owner occupied	4	2,524	2,524
Total below market rate	7	3,073	3,073

Total restructurings	7	$3,073	$3,073

There were no defaults in the three- or six- month periods ending June 30, 2018 and June 30, 2017 of TDRs modified in the previous 12 months.

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

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2018 and December 31, 2017, all of the total impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.

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

Internal process factors - Internal factors that influence loss rates as a result of risk management and control practices include the following:

Past-due loans
Non-accrual loans
Commercial real estate concentrations
Loan volume, including significant loan growth among specific classes of loans
Level and trend of classified loans

The values for internal factors are updated on a quarterly basis based on current portfolio metrics.

Once the quarterly ALLL is computed, the calculations are reviewed by the Company's management. The ALLL is then reviewed by the Board of Directors.

Loans Held for Sale

The Company's mortgage division originates certain single family, residential first mortgage loans for sale to a third party broker. Loan sale activity is summarized below. Loans are typically sold to investors within 20 days of closing. Management feels the carrying amounts approximate the fair values of loans held for sale.

	Six months ended June 30
	2018	2017
Loans held for sale at end of period	$1,424	$5,912
Proceeds from sales of mortgage loans originated for sale	13,855	15,497
Gain on sales of mortgage loans originated for sale	152	952

Note 5  -  Income Taxes

Income tax expense for the three- and six-month periods ended June 30, is different than the amount computed by applying the appropriate statutory corporate federal income tax rate to income before taxes. The reasons for these differences are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Tax expense (benefit) at statutory rate	$246	$325	$410	$826
Increase (decrease) in tax expense resulting from:
Tax-exempt interest	(27)	(29)	(58)	(58)
Other, net	28	24	65	(9)
Income tax expense	$247	$320	$417	$759
Statutory corporate federal income tax rate	21%	34%	21%	34%

Note 6  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors.  On July 7, 2013 the Federal Reserve Board approved Basel III Final Rules to begin implementation January 1, 2015. The desired overall objective of Basel III is to improve the banking sector's ability to absorb shocks arising from financial and economic stress. The Final Rule includes a new Common Equity Tier 1 minimum ratio and raises the tier 1 risk weighted assets ratio to 6 percent from 4 percent. In addition, beginning in 2016, the new rules required banks to maintain a capital conservation buffer of between 2 and 2 ½ %. Additionally, the new rules increased the risk weighting of various assets. The new rules are being phased in between 2015 and 2019. Generally, the Basel III Final Rule requires banks to maintain higher levels of common equity and regulatory capital. On December 18, 2014, the President of the United States signed into law Public Law 113-250 (the "Act"), which directs the Board of Governors of the Federal Reserve System (Board) to propose revisions to the Small Bank Holding Company Policy Statement (Policy Statement) to raise the total consolidated asset limit in the Policy Statement from $500 million to $1 billion.

On February 5, 2015 the Company received notification from the Federal Reserve Bank that it would no longer be required to report holding company consolidated capital ratios.

The following table presents the capital ratios for the Bank only.

	June 30, 2018	December 31, 2017
Tier 1 leverage	8.85%	8.36%
Tier 1 risk-based	12.23%	12.15%
Total risk-based	13.21%	13.11%
Common equity tier 1	12.23%	12.15%

Note 7 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three- and six month periods ended June 30, 2018 and 2017. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

	Three months ended June 30,		Six months ended June 30,
(thousands, except per share information)	2018	2017	2018	2017
Net income available to common stockholders	$923	$637	$1,533	$1,669
Weighted average common shares outstanding	8,199	8,199	8,199	8,199
Total shares outstanding including assumed conversion of preferred securities	10,292	10,292	10,292	10,292
Basic earnings per common share	$0.11	$0.08	$0.19	$0.20
Fully diluted earnings per share (including convertible preferred shares outstanding and restricted stock)	0.09	0.06	0.15	0.16
At the 2018 annual meeting, Stockholders approved the 2018 Restricted Stock Plan, which authorized the board's Compensation Committee to issue up to 250,000 shares of Common Stock in grants of restricted stock and restricted stock unit awards to eligible employees. No shares have been issued under the 2018 Restricted Stock Plan as of June 30, 2018.

Note 8 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit.
At June 30, 2018, unused commitments totaled $57,263, compared to $55,038 at December 31, 2017. Standby letters of credit totaled $973 at June 30, 2018 and December 31, 2017.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$11,655	$—	$11,655
Mortgage backed securities	—	53,318	—	53,318
SBA pools	—	5,804	—	5,804
Total available for sale securities	$—	$70,777	$—	$70,777

December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,511	$—	$12,511
Mortgage backed securities	—	59,307	—	59,307
SBA pools	—	6,709	—	6,709
Total available for sale securities	$—	$78,527	$—	$78,527

Recurring - Derivatives
Beginning in 2017, the Company entered into interest rate swaps related to customer loan transactions to manage its interest rate risk. These interest rate swaps, which had a notional value of $12,890 and $7,902 as of June 30, 2018 and December 31, 2017, respectively, are recorded at fair value, based on third party pricing models that are sensitive to market observable data and are therefore classified as level 2 values. The fair value of derivative financial instruments as of June 30, 2018 totaled $152, compared to $45 at December 31, 2017.

Non Recurring - Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2018 and December 31, 2017, all of the total impaired loans were evaluated based on the fair value of the collateral or the present value of the future cash flows. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company's assets at fair value on a non-recurring basis as of June 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

June 30, 2018	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$6,140	$6,140
OREO	—	—	2,233	2,233
Real estate held for sale	—	—	992	992

December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$5,967	$5,967
OREO	—	—	2,350	2,350
Real estate held for sale	—	—	1,430	1,430

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	12/31/17	6/30/2018	Valuation Techniques	Unobservable Input (2)	Range (Weighted Average)
OREO, net	$2,350	$2,233	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)
Real estate held for sale	$1,430	$992	Appraisal of collateral (1)	Appraisal adjustments	0% to 50% (40%)
				Liquidation expenses	0% to 10% (8%)
Impaired loans	$5,967	$6,140	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 20% (12%)

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

The carrying amounts and fair values of the Company's financial instruments at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$23,970	$23,970	$30,797	$30,797
Securities available for sale	70,777	70,777	78,527	78,527
Other investments	2,776	2,776	3,116	3,116
Loans, net	437,322	430,223	427,620	429,467
Interest rate swaps	152	152	45	45
Deposits	498,316	415,046	498,783	424,664
Other short-term borrowings	—	—	10,000	10,000
Long-term debt	30,120	30,334	30,243	30,780

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

Results of Operations

Consolidated net income totaled $923,000 for the three-month period ended June 30, 2018, compared to $637,000 for the three-month period ended June 30, 2017. Consolidated net income was $1.5 million and $1.7 million for the six-month periods ended June 30, 2018 and June 30, 2017.

The following table provides summarized income statements for the three- and six-month periods ended June 30, 2018 and June 30, 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net interest income	$4,985	$4,582	$10,021	$9,232
Provision expense	172	35	344	52
Noninterest income	989	1,673	2,071	2,960
Noninterest expense	4,632	5,263	9,798	9,712
Income before income taxes	1,170	957	1,950	2,428
Income tax expense	247	320	417	759
Net income	$923	$637	$1,533	$1,669

Comparison of Second Quarter 2018 to Second Quarter 2017

Net interest income for the three-month period ended June 30, 2018 increased $403,000 or 8.8 percent compared to the three months ended June 30, 2017 primarily due to improved loan interest income and lower FHLB interest expense, partially offset by lower investment interest income.

Average loan balances for the three months ended June 30, 2018 increased $23.0 million or 5.6 percent compared to the three month period ended June 30, 2017. Average securities balances declined $23.6 million or 23.8 pecent during the same period. The yield on average interest-earning assets was 4.451 percent for the three-month period ended June 30, 2018 compared to 4.24 percent in the same period of 2017.

Average interest-bearing liabilities decreased $41.5 million for the three months ended June 30, 2018,when compared to the same period of 2017 due to repyments of FHLB advances. The average rate on interest-bearing liabilities declined from 0.99 percent in the three month period ended June 30, 2017, to 0.83 percent for the three months ended June 30, 2018 due to FHLB advance repayment and change in deposit mix.

The net interest margin improved from 3.42 percent in the three month period ended June 30, 2017, to 3.84 percent for the three months ended June 30, 2018, the combined impact of repayment of the FHLB advances, favorable changes in both asset mix and liability mix, and higher market rates.

The provision for loan losses for the three-month period ended June 30, 2018 totaled $172,000, compared to $35,000 during the corresponding period of 2017. Net charge-offs for the three-month period ended June 30, 2018 totaled $34,000 compared to $92,000 recorded during the same period of 2017. Net charge-offs during the second quarter of 2018 represent 0.03 percent of loans outstanding.

During the second quarter of 2018, noninterest income decreased $684,000 compared to the corresponding period for 2017, primarily due to lower mortgage banking income. Income from the gain on sale of loans totaled $52,000 during the second quarter of 2018, compared to $726,000 during the same period of 2017. The Company's mortgage division originates loans to be sold on a servicing-released basis through its branch footprint and in North and South Carolina. The Company recently transitioned its mortgage banking operation from a correspondent basis to a broker, which will result in narrower margins on originated loans, but will also result in lower noninterest expenses associated with the mortgage banking operation. During this time, due to softening of the mortgage origination market, the Company also reduced through attrition the size of the mortgage origination staff, further contributing to the reduction in noninterest income.

Other service charges, commissions and fees decreased $35,000 as compared to the same period of 2017, primarily due to lower financial services income. Service charge income decreased $53,000 during the second quarter of 2018, compared to the same period of 2017, due to a reduction in NSF income.

Total noninterest expense for the three-month period ended June 30, 2018 decreased $631,000 from the comparable period in 2017, due to reductions in salaries and employee benefits and various other operating expenses resulting from the changes in the mortgage division as well as lower OREO-related expenses. The favorable benefit of these reductions was partially offset by higher OREO-related expenses, occupancy costs, and legal expense. OREO-related expenses increased $28,000 due to writedowns triggered by updated property appraisals and losses resulting from dispositions. Occupancy expenses were higher due to increased insurance expense and depreciation related to a new facility in Johnson City, TN.

Salaries and employee benefits decreased $548,000 for the three months ended June 30, 2018 as compared to the prior year period, resulting from the changes in the mortgage division and the impact of earlier workforce reductions.

The annualized return on average equity was 6.89 percent for the three-month period ended June 30, 2018, compared to 4.68 percent for the corresponding period of 2017. Annualized return on average assets for the three months ended June 30, 2018 was 0.63 percent compared to 0.42 percent for the three months ended June 30, 2017. While both operating ratios remain below peer averages, the improvements reflect ongoing efforts to achieve stable profitability. The Company continues to identify and implement strategies to improve core operating results.

Comparison of Year-to-Date 2018 to Year-to-Date 2017
Net interest income increased $789,000 during the first six months of 2018 when compared to the same period of 2017, the net result of higher loan interest income and lower FHLB interest expense, partially offset by lower investment interest income resulting from a reduction in the investment securities portfolio.

The provision for loan losses was $344,000 during the first six months of 2018, compared to $52,000 during the same period of 2017. Higher provision expense during 2018 results from exposures associated with recent loan growth, particularly construction and equity lines of credit. Net charge-offs for the first six months of 2018 totaled $160,000 or 0.07 percent of loans held for investment, compared to $210,000 during the same period of 2017.

Noninterest income declined $889,000 during the first six months of 2018, primarily due to a $800,000 reduction in mortgage income resulting from the reorganization and shrinkage of the mortgage division. Service charge income declined $113,000 due to lower NSF income, while other service charges and fees declined $114,000 primarily due to lower financial services income.

Noninterest expense increased $86,000 during the first six months of 2018, when compared to the same period of 2017. Salaries and employee benefits declined $638,000 during the first six months of 2018, the result of earlier workforce reductions and the more recent reorganization within the mortgage division, net of higher health care costs.Occupancy expense increased $89,000 due to higher depreciation and insurance expense. OREO-related expenses increased $83,000 due to writedowns resulting from updated appraisals and losses recorded upon liquidation of foreclosed properties. Other noninterest expense increased $552,000 during the first six months of 2018 due to higher legal expense and software-related expenses, partially offset by lower telephone expense.

Income tax expense declined $342,000 during the first six months of 2018 due to lower pre-tax income and a reduction in the federal corporate tax rate.

The annualized return on average equity was 5.74 percent for the six-month period ended June 30, 2018, compared to 4.68 percent for the corresponding period of 2017. Annualized return on average assets for the six months ended June 30, 2018 was 0.52 percent compared to 0.42 percent for the six months ended June 30, 2017. Both operating ratios are below peer averages, and the Company continues to identify and implement strategies to improve core operating results.

Financial Position

Investment securities available for sale totaled $70.8 million at June 30, 2018, compared to $78.5 million at December 31, 2017. Investment securities available for sale at June 30, 2018 were comprised of mortgage backed securities/CMOs (75.3 percent of the total securities portfolio), municipal issues (16.5 percent), and SBAs pools (8.2 percent).  There were no investment securities held to maturity at June 30, 2018 or December 31, 2017.

Other investments include investments in the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Pacific Coast Bankers Bank, and Community Bankers Bank. These investments had a carrying value of $2.8 million at June 30, 2018, and are considered to be non-marketable as the Company is required to hold these investments and the only market for these investments is the issuer.

Loans, net of deferred fees, totaled $441.5 million at June 30, 2018, compared to $431.6 million at December 31, 2017. After relatively weak loan demand during the prior two quarters, the Company experienced renewed growth among commercial loans and home equity lines of credit, partially offset by declines in 1-4 family residential mortgage loans and personal loans, during the second quarter of 2018.

Deposits at June 30, 2018 totaled $498.3 million, a $467,000 reduction since December 31, 2017. Despite the slight reduction in total deposits during 2018, the Company has experienced growth among noninterest bearing deposits, which have increased $6.7 million since December 31, 2017.

The Company's loan to deposit ratio was 88.6 percent at June 30, 2018 compared to 86.5 percent at December 31, 2017, reflecting the combined impact of loan growth and a smaller balance sheet following repayment of the FHLB advances during the first quarter.

As of June 30, 2018, the Company has $30.1 million in FHLB advances. No new advances were originated during the last 12 months and, during the first quarter of 2018, the Company elected to utilize existing liquidity to repay $10.0 million of FHLB advances prior to their scheduled maturity during the third quarter of 2018. The Company secures all of its existing and future advances from the FHLB with 1-4 family residential mortgage, commercial real estate and multi-family loans.

Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and other real estate owned. Non-performing assets were $6.1 million or 1.38 percent of loans held for investment and OREO at June 30, 2018, compared to $4.4 million or 1.02 percent of loans held for investment and OREO at December 31, 2017.  The $1.7 million increase in nonperforming assets since December 31, 2017 reflects a significant increase in non-accrual loans resulting from a large, isolated borrower that reached 90-day delinquency status during the second quarter and was therefore place on non-accrual. Notwithstanding the recent increase in nonperforming assets, the Company continues its efforts to reduce non-performing assets, by aggressively managing non-accrual exposures and selling OREO.

At June 30, 2018, other real estate owned totaled $2.2 million and consisted of 14 relationships. At December 31, 2017 OREO balances were $2.4 million and consisted of 15 relationships. The following chart details each category type, number of relationships, and balance.

	June 30, 2018		December 31, 2017
Balance in thousands	Number	Balance	Number	Balance
Land development/vacant land	9	$464	10	$663
1-4 family residential mortgage	2	316	2	142
Commercial real estate	3	1,453	3	1,545
Total	14	$2,233	15	$2,350

The Company's major markets include: Southwestern Virginia; the Tri-City region of Eastern Tennessee; Sevierville and Knoxville, Tennessee; and Boone/Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	June 30, 2018		December 31, 2017
Balance in thousands	Number	Balance	Number	Balance
Sevierville and Knoxville TN Area	1	$71	1	$71
Southwest VA and Tri-city TN Area	11	2,110	12	2,209
Boone and Banner Elk NC Area	2	52	2	70
Total	14	$2,233	15	$2,350

The ability to sell OREO continues to be negatively affected by limited demand in certain of the Company's market areas.

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

The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. The Company's allowance for loan losses at June 30, 2018 was 0.94 percent of total loans compared to 0.92 percent at December 31, 2017 and 1.11 percent at June 30, 2017. The reduction in the allowance for loan losses since June 30, 2017 reflects the impact of charge-offs of previously impaired loans recorded during late 2017. At June 30, 2018, management concluded that the Company's allowance for loan losses is adequate based on the requirements of accounting principles generally accepted in the United States of America.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $54.2 million at June 30, 2018, compared to $53.8 million at December 31, 2017. The change in stockholders' equity during 2018 reflects current retained earnings, net of an increase in accumulated other comprehensive loss related to the market value of the Company's available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital and tier 1 capital to risk-weighted assets (as defined in the regulations), and tier 1 capital to adjusted total assets (as defined). As of June 30, 2018, each of the Bank's capital ratios exceeded the required level to be classified as well-capitalized. See Note 6 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($24.0 million as of June 30, 2018) and unrestricted investment securities available for sale ($32.9 million as of June 30, 2018). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains access to credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

Risk Management

The Company is exposed to various risks resulting from its normal operations, including, but not limited to, credit risk, liquidity risk, interest rate risk, compliance risk and other operational risks. Through its reliance on technology, the Company has risks related to the performance of its technology and information security risks related to customer information and other data. Through its reliance on third parties, the Company also has vendor risk, and, by extension, exposure to the technology and information security risks of its vendors. Collectively, all of these risks contribute to the Company’s reputational risk. The Company seeks to manage and mitigate each of these risks and other risks through various risk management techniques including effective policies and procedures, internal and external monitoring, and risk transfer.

Despite these efforts, the volume of business conducted through electronic devices, our internet presence, and reliance on external vendors expose the Company to various attacks, including cybersecurity attacks from both domestic and international sources that seek to obtain customer information for fraudulent purposes or to disrupt business activities. During the second quarter of 2018, the Company identified an incident that was limited to a portion of the Company’s email system. The incident did not result in a direct financial loss, although the Company elected to engage professional advisors to investigate and remediate the incident. The Company has taken steps to prevent a similar situation from occurring in the future and continues to dedicate significant attention to risk management.

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

There have not been any changes in the Company's internal controls over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

Date: August 10, 2018	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Date: August 10, 2018		/s/ John H. Gray
John H. Gray
Chief Financial Officer

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).