Form 10-Q
period 2018-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2018-11-13
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)
Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,250,728 shares of common stock, par value $0.625 per share, outstanding as of November 13, 2018.

Highlands Bankshares, Inc.
Form 10-Q
For the Quarter Ended September 30, 2018

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) September 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$23,258	$15,179
Federal funds sold	791	15,618
Total cash and cash equivalents	24,049	30,797
Investment securities available for sale (amortized cost $73,822 at September 30, 2018, $79,990 at December 31, 2017)	70,149	78,527
Other investments, at cost	3,199	3,116
Loans held for sale	1,614	4,808
Loans	452,566	431,574
Allowance for loan losses	(4,226)	(3,954)
Net loans	448,340	427,620
Premises and equipment, net	17,687	18,332
Real estate held for sale	817	1,430
Deferred tax assets	6,984	7,161
Interest receivable	1,904	1,987
Bank-owned life insurance	14,940	14,679
Other real estate owned	2,242	2,350
Other assets	1,684	3,290
Total assets	$593,609	$594,097
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$154,196	$148,633
Interest bearing	340,410	350,150
Total deposits	494,606	498,783
Interest, taxes and other liabilities	1,937	1,364
Short-term borrowings	42,120	10,000
Long-term debt	107	30,146
Total liabilities	538,770	540,293
STOCKHOLDERS' EQUITY
Common stock (8,249 shares and 8,199 shares issued and outstanding at September 30, 2018 and December 31, 2017)	5,156	5,124
Preferred stock (2,092 shares issued and outstanding for each period presented)	4,184	4,184
Additional paid-in capital	19,246	19,113
Retained earnings	29,163	26,539
Accumulated other comprehensive loss	(2,910)	(1,156)
Total stockholders' equity	54,839	53,804
Total liabilities and stockholders' equity	$593,609	$594,097

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans receivable and fees on loans	$5,558	$5,207	$16,149	$15,258
Investment securities	434	521	1,350	1,675
Federal funds sold	17	33	144	157
Total interest income	6,009	5,761	17,643	17,090
INTEREST EXPENSE
Deposits	497	478	1,423	1,389
Other borrowed funds	294	469	981	1,655
Total interest expense	791	947	2,404	3,044
Net interest income	5,218	4,814	15,239	14,046
Provision for loan losses	198	19	542	71
Net interest income after provision for loan losses	5,020	4,795	14,697	13,975
NONINTEREST INCOME
Mortgage banking income	116	655	268	1,607
Securities gains, net	—	19	—	19
Service charges on deposit accounts	396	392	1,075	1,184
Other service charges, commissions and fees	404	479	1,251	1,440
Other operating income	152	155	545	410
Total noninterest income	1,068	1,700	3,139	4,660
NONINTEREST EXPENSE
Salaries and employee benefits	2,347	2,623	7,130	8,044
Occupancy and equipment expense	607	641	2,088	2,033
Foreclosed assets – write-down and operating expenses	89	69	366	263
Other operating expense	1,665	1,588	4,922	4,294
Total noninterest expense	4,708	4,921	14,506	14,634
Income before income taxes	1,380	1,574	3,330	4,001
Income tax expense (Note 5)	289	554	706	1,313
Net income	$1,091	$1,020	$2,624	$2,688
Net income per common share (Note 7)
Basic	0.13	0.12	0.32	0.33
Fully diluted	0.11	0.10	0.25	0.26

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,091	$1,020	$2,624	$2,688
Other comprehensive (loss) income
Unrealized (losses) gains on securities during the period	(913)	141	(2,210)	767
Less: reclassification adjustment	—	(19)	—	(19)
Other comprehensive (loss) income before tax	(913)	122	(2,210)	748
Income tax benefit (expense) related to other comprehensive (loss) income	185	(34)	456	(244)
Other comprehensive (loss) income	(728)	88	(1,754)	504
Comprehensive income	$363	$1,108	$870	$3,192

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,624	$2,688
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	542	71
Depreciation and amortization	1,161	764
Provision for deferred tax assets	633	1,317
Net realized gains on available for sale securities	—	(19)
Restricted stock expense	165	166
Loss on sale of premises and equipment	—	34
Originations of loans held for sale	(10,661)	(42,104)
Proceeds from loans held for sale	13,855	39,074
Decrease in interest receivable	83	(63)
Valuation adjustment of real estate held for sale	250	187
Valuation adjustment of other real estate owned	215	—
(Increase) decrease in other assets	1,345	(1,289)
Increase in interest, taxes and other liabilities	573	386
Net cash provided by operating activities	10,785	1,212
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	—	6,624
Proceeds from maturities of securities	8,405	14,172
Purchase of debt and equity securities	(2,706)	(6,938)
Redemptions of other investments	19	2,918
Net increase in loans	(21,728)	(23,492)
Proceeds from sales of other real estate owned	359	712
Proceeds from sale of real estate held for sale	378	250
Premises and equipment expenditures	(164)	(1,680)
Disposition of premises and equipment	—	174
Net cash used in investing activities	(15,437)	(7,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(4,687)	(5,180)
Net increase in demand, savings and other deposits	510	15,402
Net change in short-term borrowings	2,120	(27,543)
Decrease in long-term debt	(39)	—
Net cash used in financing activities	(2,096)	(17,321)
Net change in cash and cash equivalents	(6,748)	(23,369)
Cash and cash equivalents at beginning of period	30,797	50,385
Cash and cash equivalents at end of period	$24,049	$27,016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the period for interest	$2,376	$2,981
Cash payments during the period for income taxes	65	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	466	481
Reclassification of long-term debt to short-term borrowings	30,000	—
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Balance December 31, 2016	8,199	$5,124	2,092	$4,184	$18,891	$26,785	$(1,226)	$53,758
Net income	—	—	—	—	—	2,688	—	2,688
Other comprehensive income	—	—	—	—	—	—	491	491
Stock-based compensation	—	—	—	—	166	—	—	166
Balance September 30, 2017	8,199	$5,124	2,092	$4,184	$19,057	$29,473	$(735)	$57,103
Balance December 31, 2017	8,199	$5,124	2,092	$4,184	$19,113	$26,539	$(1,156)	$53,804
Net income	—	—	—	—	—	2,624	—	2,624
Other comprehensive loss	—	—	—	—	—	—	(1,754)	(1,754)
Restricted stock award	50	32	—	—	(32)	—	—	—
Stock-based compensation	—	—	—	—	165	—	—	165
Balance September 30, 2018	8,249	$5,156	2,092	$4,184	$19,246	$29,163	$(2,910)	$54,839

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2017 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the 2017 Form 10-K. The results of operations for the nine-month period ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$13,596	$8	$904	$12,700
Mortgage backed securities	54,502	6	2,559	51,949
SBA pools	5,724	—	224	5,500
	$73,822	$14	$3,687	$70,149

	December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$12,766	$44	$299	$12,511
Mortgage backed securities	60,383	12	1,088	59,307
SBA pools	6,841	1	133	6,709
	$79,990	$57	$1,520	$78,527

Investment securities available for sale with a fair value of $36,168 and $26,856 at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.
The following table presents the age of gross unrealized losses and fair value by investment category:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$3,696	$138	$8,421	$767	$12,117	$904
Mortgage-backed securities	3,403	32	39,944	2,049	43,347	2,559
SBA pools	1,528	43	11,127	658	12,655	224
Total	$8,627	$213	$59,492	$3,474	$68,119	$3,687

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$1,744	$18	$7,158	$281	$8,902	$299
Mortgage-backed securities	14,540	177	42,415	911	56,955	1,088
SBA pools	176	1	6,206	132	6,382	133
Total	$16,460	$196	$55,779	$1,324	$72,239	$1,520

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of September 30, 2018 and December 31, 2017, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at September 30, 2018 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value

Investment securities with scheduled maturities:
Due in one year or less	$98	$101
Due after one year through five years	367	365
Due after five years through ten years	2,842	2,659
Due after ten years	16,013	15,075
Total investment securities with scheduled maturities	19,320	18,200
Mortgage-backed securities	54,502	51,949
Total investment securities available for sale	$73,822	$70,149

There were no gains or losses on the sales of investment securities during the first nine months of 2018. The following table summarizes the securities gains (losses) recognized for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross gains	$—	$32	$—	$32
Gross losses	—	(13)	—	(13)
Securities gains, net	$—	$19	$—	$19

Note 4  -  Loans and Allowance for Loan Losses
 The composition of net loans is as follows:

	September 30, 2018	December 31, 2017
Real estate secured:
Residential 1-4 family	$177,614	$174,889
Multifamily	17,311	19,469
Construction and land loans	22,474	15,907
Commercial, owner occupied	90,852	82,121
Commercial, non-owner occupied	36,511	33,748
Second mortgages	4,332	4,684
Equity lines of credit	31,492	34,378
Farmland	12,535	13,188
Total real estate secured	393,121	378,384
Non-real estate secured
Personal	13,470	14,192
Commercial	43,903	36,785
Agricultural	2,756	2,950
Total non-real estate secured	60,129	53,927
Gross loans	453,250	432,311
Less:
Allowance for loan losses	4,226	3,954
Net deferred fees	684	737
Loans, net	$448,340	$427,620

The following table is an analysis of past due loans as of September 30, 2018:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,133	$1,779	$2,912	$174,702	$177,614	$54
Equity lines of credit	75	—	75	31,417	31,492	—
Multifamily	—	—	—	17,311	17,311	—
Farmland	344	—	344	12,191	12,535	—
Construction, land development, other land loans	114	—	114	22,360	22,474	—
Commercial real estate:
Owner-occupied	—	756	756	90,096	90,852	—
Non-owner-occupied	1,862	—	1,862	34,649	36,511	—
Second mortgages	—	—	—	4,332	4,332	—
Non-real estate secured
Personal	116	28	144	13,326	13,470	—
Commercial	124	107	231	43,672	43,903	99
Agricultural	—	—	—	2,756	2,756	—
Total	$3,768	$2,670	$6,438	$446,812	$453,250	$153

The following table is an analysis of past due loans as of December 31, 2017:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,092	$566	$1,658	$173,231	$174,889	$—
Equity lines of credit	—	—	—	34,378	34,378	—
Multifamily	—	—	—	19,469	19,469	—
Farmland	234	50	284	12,904	13,188	—
Construction, land development, other land loans	—	—	—	15,907	15,907	—
Commercial real estate:
Owner-occupied	11	708	719	81,402	82,121	—
Non-owner-occupied	—	—	—	33,748	33,748	—
Second mortgages	—	—	—	4,684	4,684	—
Non-real estate secured
Personal	211	23	234	13,958	14,192	—
Commercial	502	279	781	36,004	36,785	26
Agricultural	49	—	49	2,901	2,950	—
Total	$2,099	$1,626	$3,725	$428,586	$432,311	$26

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

The following is a summary of non-accrual loans at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Real estate secured
Residential 1-4 family	$1,726	$887
Construction and land loans	9	—
Commercial real estate:
Owner-occupied	756	708
Non-owner-occupied	1,861	—
Farmland	142	193
Non-real estate secured
Personal	29	23
Commercial and agricultural	7	254
Total	$4,530	$2,065

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of September 30, 2018.

	Number	Balance
Residential real estate in the process of foreclosure	4	$786
Foreclosed residential real estate	5	480

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at September 30, 2018 and December 31, 2017. The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of September 30, 2018 and December 31, 2017:

September 30, 2018	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$40,297	$—	$—	$2,451	$3,317	$817
Satisfactory	87,693	7,764	3,134	6,104	36,029	12,543
Acceptable	40,782	9,145	3,567	12,275	44,509	17,496
Special Mention	1,705	402	3,142	1,565	2,745	3,647
Substandard	7,137	—	2,692	79	4,252	2,008
Doubtful	—	—	—	—	—	—
Total	$177,614	$17,311	$12,535	$22,474	$90,852	$36,511

December 31, 2017	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$33,107	$—	$13	$2,870	$3,535	$295
Satisfactory	95,659	10,653	4,419	5,445	45,906	13,602
Acceptable	40,487	8,816	3,333	5,906	28,344	15,609
Special Mention	388	—	3,206	1,565	2,542	2,226
Substandard	5,248	—	2,217	121	1,661	2,016
Doubtful	—	—	—	—	133	—
Total	$174,889	$19,469	$13,188	$15,907	$82,121	$33,748

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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of September 30, 2018:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$13,442	$35,824	$43,796	$2,756
Nonperforming (>90 days past due)	28	—	107	—
Total	$13,470	$35,824	$43,903	$2,756

Credit Risk Profile based on payment activity as of December 31, 2017:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$14,169	$39,062	$36,506	$2,950
Nonperforming (>90 days past due)	23	—	279	—
Total	$14,192	$39,062	$36,785	$2,950

The following tables reflect the Bank's impaired loans at September 30, 2018:

September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$5,188	$5,188	$—	$5,943	$525
Equity lines of credit	33	33	—	38	—
Multifamily	—	—	—	—	—
Farmland	2,577	2,577	—	1,198	—
Construction, land development, other land loans	1,635	1,635	—	1,678	—
Commercial real estate- owner occupied	4,404	4,404	—	2,375	—
Commercial real estate- non owner occupied	—	—	—	16	36
Second mortgages	—	—	—	83	—
Non-real estate secured
Personal	—	—	—	24	4
Commercial and agricultural	1,324	1,324	—	996	2
Total	$15,161	$15,161	$—	$12,351	$567

September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$1,719	$1,719	$202	$891	$—
Equity lines of credit	77	77	165	19	—
Multifamily	—	—	—	—	—
Farmland	166	166	4	1,233	—
Construction, land development, other land loans	31	31	—	8	—
Commercial real estate- owner occupied	1,745	1,745	354	1,686	—
Commercial real estate- non owner occupied	3,540	3,540	847	3,292	—
Second mortgages	—	—	—	—	—
Non-real estate secured
Personal	1	1	1	6	—
Commercial and agricultural	397	397	264	973	—
Total	$7,676	$7,676	$1,837	$8,108	$—

The following tables reflect the Bank's impaired loans at December 31, 2017:

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$7,398	$7,398	$—	$6,123	$279
Equity lines of credit	49	49	—	37	—
Multifamily	—	—	—	495	56
Farmland	486	486	—	586	42
Construction, land development, other land loans	1,765	1,765	—	1,753	67
Commercial real estate- owner occupied	1,552	1,552	—	3,677	22
Commercial real estate- non owner occupied	63	63	—	973	19
Second mortgages	209	209	—	198	3
Non real estate secured
Personal	95	95	—	55	—
Commercial and agricultural	504	504	—	274	—
Total	$12,121	$12,121	$—	$14,171	$488

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$74	$74	$11	$267	$24
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	1,731	1,731	257	962	13
Construction, land development, other land loans	—	—	—	183	24
Commercial real estate- owner occupied	1,873	1,873	465	1,506	196
Commercial real estate- non owner occupied	3,892	3,892	955	2,951	141
Second mortgages	—	—	—	9	—
Non real estate secured
Personal	2	2	2	27	—
Commercial and agricultural	502	502	418	568	4
Total	$8,074	$8,074	$2,108	$6,473	$402

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the three- and nine- month periods ended September 30, 2018 and September 30, 2017.

Nine months ended September 30, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2017	$133	$—	$1	$1,636	$955	$12	$—	$54	$265	$383	$515	$3,954
Provision expense (credit) for credit losses	254	—	(5)	(86)	(108)	(11)	490	(51)	18	(68)	109	542
Charge-offs	80	—	—	123	—	5	—	1	224	231	—	664
Recoveries	(38)	—	(5)	(18)	—	(5)	(1)	(2)	(127)	(198)	—	(394)
Net charge-offs (recoveries)	42	—	(5)	105	—	—	(1)	(1)	97	33	—	270
Balance at September 30, 2018	$345	$—	$1	$1,445	$847	$1	$491	$4	$186	$282	$624	$4,226
Allowance allocated by impairment method:
Individually evaluated	$202	$—	$—	$354	$847	$—	$165	$4	$1	$264	$—	$1,837
Collectively evaluated	143	—	1	1,091	—	1	326	—	185	18	624	2,389
Loan balances by impairment method used:
Individually evaluated	$6,907	$—	$1,667	$6,149	$3,539	$—	$110	$2,744	$1	$1,720	$—	$22,837
Collectively evaluated	170,707	17,311	20,807	84,703	32,972	4,332	31,382	9,791	13,469	44,939	—	430,413
Balance at September 30, 2018	$177,614	$17,311	$22,474	$90,852	$36,511	$4,332	$31,492	$12,535	$13,470	$46,659	—	$453,250

Three months ended September 30, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at June 30, 2018	$230	$—	$58	$993	$397	$1	$357	$296	$216	$643	$947	$4,138
Provision for credit losses	166	—	(60)	478	450	(1)	134	(292)	20	(374)	(323)	198
Charge-offs	55	—	—	27	—	—	—	—	91	4	—	177
Recoveries	(4)	—	(3)	(1)	—	(1)	—	—	(41)	(17)	—	(67)
Net charge-offs (recoveries)	51	—	(3)	26	—	(1)	—	—	50	(13)	—	110
Balance at September 30, 2018	$345	$—	$1	$1,445	$847	$1	$491	$4	$186	$282	$624	$4,226

Nine months ended September 30, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2016	$371	$—	$21	$1,339	$445	$15	$27	$16	$802	$535	$1,258	$4,829
Provision for credit losses	(92)	—	(24)	1,139	568	(14)	(27)	39	(195)	(204)	(1,119)	71
Charge-offs	40	—	—	100	—	—	—	—	255	331	—	726
Recoveries	(27)	—	(3)	—	(1)	(1)	—	(2)	(158)	(424)	—	(616)
Net charge-offs (recoveries)	13	—	(3)	100	(1)	(1)	—	(2)	97	(93)	—	110
Reclassification of reserve for unfunded commitments	—	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance at September 30, 2017	$266	$—	$—	$2,378	$1,014	$2	$—	$57	$510	$424	$42	$4,693
Allowance allocated by impairment method:
Individually evaluated	$28	$—	$—	$1,698	$1,014	$—	$—	$57	$—	$409	$—	$3,206
Collectively evaluated	238	—	—	680	—	2	—	—	510	15	42	1,487
Loan balances by impairment method used:
Individually evaluated	$5,260	$1,101	$142	$5,939	$3,510	$190	$—	$835	$80	$479	$—	$17,536
Collectively evaluated	175,209	25,082	14,497	68,294	29,958	5,108	31,307	12,586	15,693	37,926	—	415,660
Balance at September 30, 2017	$180,469	$26,183	$14,639	$74,233	$33,468	$5,298	$31,307	$13,421	$15,773	$38,405	—	$433,196

Three months ended September 30, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at June 30, 2017	$295	$—	$—	$1,979	$1,116	$2	$32	$19	$522	$541	$165	$4,671
Provision for credit losses	(29)	—	(1)	499	(101)	(1)	(32)	37	22	(349)	(26)	19
Charge-offs	4	—	—	100	1	—	—	—	129	138	—	371
Recoveries	(4)	—	(1)	—	—	(1)	—	—	(95)	(370)	—	(471)
Net charge-offs (recoveries)	—	—	(1)	100	1	(1)	—	—	34	(232)	—	(100)
Reclassification of reserve for unfunded commitments	—	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance at September 30, 2017	$266	$—	$—	$2,378	$1,014	$2	$—	$57	$510	$424	$42	$4,693

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $11,937 and $8,005 of loans categorized as troubled debt restructurings as of September 30, 2018 and December 31, 2017, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following table identifies restructurings completed during the nine-month period ended September 30, 2018 that represent new TDRs.

Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Below Market Rate
Residential 1-4 family	3	$549	$549
Farmland	1	115	115
Commercial real estate-owner occupied	2	1,023	1,023
Commercial real estate-non-owner occupied	4	2,524	2,524
Total below market rate	10	4,211	4,211

Total restructurings	10	$4,211	$4,211

There were no new TDRs in the nine-month period ended September 30, 2017. There were no defaults in the three- or nine- month periods ending September 30, 2018 and September 30, 2017 of TDRs modified in the previous 12 months.

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

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on recent appraisal and /or tax assessment value, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2018 and December 31, 2017, all impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.

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

	Nine months ended September 30
	2018	2017
Loans held for sale at end of period	$1,614	$4,285
Proceeds from sales of mortgage loans originated for sale	13,855	39,074
Gain on sales of mortgage loans originated for sale	268	1,607

Note 5  -  Income Taxes

Income tax expense for the three- and nine-month periods ended September 30, is different than the amount computed by applying the appropriate statutory corporate federal income tax rate to income before taxes. The reasons for these differences are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Tax expense (benefit) at statutory rate	$290	$535	$699	$1,360
Increase (decrease) in tax expense resulting from:
Tax-exempt interest	(27)	(29)	(85)	(58)
Other, net	26	48	92	11
Income tax expense	$289	$554	$706	$1,313
Statutory corporate federal income tax rate	21%	34%	21%	34%

Note 6  - Capital Requirements

Regulators of the Company and its subsidiary, Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines which require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items that are adjusted for predefined credit risk factors. On July 7, 2013 the Federal Reserve Board approved Basel III final rules to improve the banking sector's ability to absorb shocks arising from financial and economic stress. The final rules include a new common equity tier 1 minimum ratio and raise the tier 1 risk-weighted assets ratio to 6 percent from 4 percent. In addition, beginning in 2016, the new rules required banks to maintain a capital conservation buffer between 2 and 2 ½ %. Additionally, the new rules increased the risk weighting of various assets. The new rules are being phased in between 2015 and 2019. Generally, the Basel III final rules require banks to maintain higher levels of common equity and regulatory capital.

On February 5, 2015 the Company received notification from the Federal Reserve Bank that it would no longer be required to report holding company consolidated capital ratios.

The following table presents the capital ratios for the Bank only.

	September 30, 2018	December 31, 2017
Tier 1 leverage	9.14%	8.36%
Tier 1 risk-based	12.30%	12.15%
Total risk-based	13.28%	13.11%
Common equity tier 1	12.30%	12.15%

Note 7 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three- and nine month periods ended September 30, 2018 and 2017. The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per common share computation:

	Three months ended September 30,		Nine months ended September 30,
(thousands, except per share information)	2018	2017	2018	2017
Net income available to common stockholders	$1,091	$1,020	$2,624	$2,688
Weighted average common shares outstanding	8,211	8,199	8,224	8,199
Total shares outstanding including assumed conversion of preferred securities	10,303	10,292	10,326	10,292
Basic earnings per common share	$0.13	$0.12	$0.32	$0.33
Fully diluted earnings per share (including convertible preferred shares outstanding and restricted stock)	0.11	0.10	0.25	0.26
At the 2018 annual meeting, Stockholders approved the 2018 Restricted Stock Plan, which authorized the board's Compensation Committee to issue up to 250,000 shares of Common Stock in grants of restricted stock and restricted stock unit awards to eligible employees. A total of 51,500 shares have been issued under the 2018 Restricted Stock Plan as of September 30, 2018.

Note 8 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit.
At September 30, 2018, unused commitments totaled $59,548, compared to $55,038 at December 31, 2017. Standby letters of credit totaled $973 at September 30, 2018 and December 31, 2017.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy.

September 30, 2018
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,700	$—	$12,700
Mortgage backed securities	—	51,949	—	51,949
SBA pools	—	5,500	—	5,500
Total available for sale securities	$—	$70,149	$—	$70,149

December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,511	$—	$12,511
Mortgage backed securities	—	59,307	—	59,307
SBA pools	—	6,709	—	6,709
Total available for sale securities	$—	$78,527	$—	$78,527

Recurring - Derivatives
Beginning in 2017, the Company entered into interest rate swaps related to customer loan transactions to manage its interest rate risk. These interest rate swaps, which had a notional value of $12,890 and $7,902 as of September 30, 2018 and December 31, 2017, respectively, are recorded at fair value, based on third party pricing models that are sensitive to market observable data and are therefore classified as level 2 values. The fair value of derivative financial instruments as of September 30, 2018 totaled $216, compared to $45 at December 31, 2017.

Non Recurring - Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2018 and December 31, 2017, all of the total impaired loans were evaluated based on the fair value of the collateral or the present value of the future cash flows. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company's assets at fair value on a non-recurring basis as of September 30, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

September 30, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,839	$5,839
OREO	—	—	2,242	2,242
Real estate held for sale	—	—	817	817

December 31, 2017	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,967	$5,967
OREO	—	—	2,350	2,350
Real estate held for sale	—	—	1,430	1,430

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value (dollars in thousands):

		Quantitative Information about Level 3 Fair Value Measurements
	12/31/17	9/30/2018	Valuation Techniques	Unobservable Input (2)	Range (Weighted Average)
OREO, net	$2,350	$2,242	Appraisal of collateral (1)	Appraisal adjustments	0% to 45% (13%)
				Liquidation expenses	0% to 10% (9%)
Real estate held for sale	$1,430	$817	Appraisal of collateral (1)	Appraisal adjustments	0% to 50% (40%)
				Liquidation expenses	0% to 10% (8%)
Impaired loans	$5,967	$5,839	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 10% (9%)
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 50% (33%)
				Liquidation expenses	0% to 20% (12%)

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$24,049	$24,049	$30,797	$30,797
Securities available for sale	70,149	70,149	78,527	78,527
Other investments	3,199	3,199	3,116	3,116
Loans, net	448,340	441,706	427,620	429,467
Interest rate swaps	216	216	45	45
Deposits	494,606	405,899	498,783	424,664
Other short-term borrowings	42,120	42,120	10,000	10,000
Long-term debt	107	81	30,243	30,780

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

Results of Operations

Consolidated net income totaled $1.1 million for the three-month period ended September 30, 2018, compared to $1.0 million for the three-month period ended September 30, 2017. Consolidated net income was $2.6 million and $2.7 million for the nine-month periods ended September 30, 2018 and September 30, 2017.

The following table provides summarized income statements for the three- and nine-month periods ended September 30, 2018 and September 30, 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net interest income	$5,218	$4,814	$15,239	$14,046
Provision expense	198	19	542	71
Noninterest income	1,068	1,700	3,139	4,660
Noninterest expense	4,708	4,921	14,506	14,634
Income before income taxes	1,380	1,574	3,330	4,001
Income tax expense	289	554	706	1,313
Net income	$1,091	$1,020	$2,624	$2,688

Comparison of Third Quarter 2018 to Third Quarter 2017

Net interest income for the three-month period ended September 30, 2018 increased $404,000 or 8.4 percent compared to the three months ended September 30, 2017 primarily due to improved loan interest income and lower FHLB interest expense, partially offset by lower investment interest income.

Average loan balances for the three months ended September 30, 2018 increased $23.0 million or 5.6 percent compared to the three month period ended September 30, 2017. Average securities balances declined $23.6 million or 23.8 percent during the same period. The yield on average interest-earning assets was 4.57 percent for the three-month period ended September 30, 2018 compared to 4.24 percent in the same period of 2017.

Average interest-bearing liabilities decreased $41.5 million for the three months ended September 30, 2018,when compared to the same period of 2017 due to repayments of FHLB advances. The average rate on interest-bearing liabilities declined from 0.99 percent in the three month period ended September 30, 2017, to 0.83 percent for the three months ended September 30, 2018 due to FHLB advance repayment and changes in deposit mix.

The net interest margin improved from 3.57 percent in the three month period ended September 30, 2017, to 3.97 percent for the three months ended September 30, 2018, the combined impact of repayment of the FHLB advances, favorable changes in both asset mix and liability mix, and higher market rates.

The provision for loan losses for the three-month period ended September 30, 2018 totaled $198,000, compared to $19,000 during the corresponding period of 2017. Net charge-offs for the three-month period ended September 30, 2018 totaled $110,000 compared to net recoveries of $100,000 recorded during the same period of 2017. Net charge-offs during the third quarter of 2018 represent 0.10 percent of loans outstanding.

During the third quarter of 2018, noninterest income decreased $632,000 compared to the corresponding period for 2017, primarily due to lower mortgage banking income. Income from the gain on sale of loans totaled $116,000 during the third quarter of 2018, compared to $655,000 during the same period of 2017. The Company's mortgage division originates loans to be sold on a servicing-released basis through its branch footprint and in North and South Carolina. During late 2017, the Company transitioned its mortgage banking operation from a correspondent basis to a broker, which has resulted in narrower margins on originated loans, but has also contributed to lower noninterest expenses associated with the mortgage banking operation. Due to softening demand for closed-end residential mortgage loans, the Company also reduced the size of the mortgage origination staff, further contributing to the reduction in noninterest income. Other service charges, commissions and fees decreased $75,000 as compared to the same period of 2017, primarily due to lower financial services income.

Total noninterest expense for the three-month period ended September 30, 2018 decreased $213,000 from the comparable period in 2017, due to reductions in salaries and employee benefits and various other operating expenses resulting from the changes in the mortgage division. Salaries and employee benefits decreased $276,000 for the three months ended September 30, 2018 as compared to the prior year period, resulting from the changes in the mortgage division. The favorable benefit of these reductions was partially offset by a $175,000 writedown of real estate held for sale, higher OREO-related expenses and legal expense.

The annualized return on average equity was 7.94 percent for the three-month period ended September 30, 2018, compared to 7.25 percent for the corresponding period of 2017. Annualized return on average assets for the three months ended September 30, 2018 was 0.74 percent compared to 0.68 percent for the three months ended September 30, 2017. While both operating ratios remain below peer averages, the improvements reflect ongoing efforts to achieve stable and increasing profitability. The Company continues to identify and implement strategies to improve core operating results.

Comparison of Year-to-Date 2018 to Year-to-Date 2017
Net interest income increased $1.2 million during the first nine months of 2018 when compared to the same period of 2017, the net result of higher loan interest income and lower FHLB interest expense, partially offset by lower investment interest income resulting from a reduction in the investment securities portfolio.

The provision for loan losses was $542,000 during the first nine months of 2018, compared to $71,000 during the same period of 2017. Higher provision expense during 2018 results from exposures associated with recent loan growth, particularly construction and commercial loans. Net charge-offs for the first nine months of 2018 totaled $270,000 or 0.08 percent of loans held for investment, compared to $110,000 during the same period of 2017.

Noninterest income declined $1.5 million during the first nine months of 2018, primarily due to a $1.3 million reduction in mortgage income resulting from the reorganization and shrinkage of the mortgage division. Service charge income declined $109,000 due to lower NSF income, while other service charges and fees declined $189,000 primarily due to lower financial services income.

Noninterest expense decreased $128,000 during the first nine months of 2018, when compared to the same period of 2017. Salaries and employee benefits declined $914,000 during the first nine months of 2018, the result of earlier workforce reductions and the more recent reorganization within the mortgage division, net of higher health care costs. Occupancy expense increased $55,000 due to higher depreciation and insurance expense. OREO-related expenses increased $103,000 due to writedowns resulting from updated appraisals and losses recorded upon liquidation of foreclosed properties. Other noninterest expense increased $628,000 during the first nine months of 2018, which includes $235,000 of writedowns of real estate held for sale. Other noninterest expense also increased due to higher legal expense and software-related expenses, partially offset by lower telephone expense.

Income tax expense declined $607,000 during the first nine months of 2018 due to a reduction in the federal corporate tax rate and lower pre-tax income.

The annualized return on average equity was 6.48 percent for the nine-month period ended September 30, 2018, compared to 7.25 percent for the corresponding period of 2017. Annualized return on average assets for the nine months ended September 30, 2018 was 0.60 percent compared to 0.68 percent for the nine months ended September 30, 2017. While both operating ratios are below peer averages, the Company continues to identify strategies to improve core operating results.

Financial Position

Investment securities available for sale totaled $70.1 million at September 30, 2018, compared to $78.5 million at December 31, 2017. Investment securities available for sale at September 30, 2018 were comprised of mortgage backed securities/CMOs (74.1 percent of the total securities portfolio), municipal issues (18.1 percent), and SBAs pools (7.8 percent).  There were no investment securities held to maturity at September 30, 2018 or December 31, 2017.

Other investments include investments in the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Pacific Coast Bankers Bank, and Community Bankers Bank. These investments had a carrying value of $3.2 million at September 30, 2018, and are considered to be non-marketable as the Company is required to hold these investments and the only market for these investments is the issuer.

Loans, net of deferred fees, totaled $452.6 million at September 30, 2018, compared to $431.6 million at December 31, 2017. After relatively weak loan demand during the prior two quarters, the Company experienced renewed growth among commercial loans and equity lines of credit, partially offset by declines in 1-4 family residential mortgage loans and personal loans, during the second and third quarters of 2018.

Deposits at September 30, 2018 totaled $494.6 million, a $4.2 million reduction since December 31, 2017. Despite the reduction in total deposits during 2018, the Company has experienced growth among noninterest bearing deposits, which have increased $5.6 million since December 31, 2017.

The Company's loan to deposit ratio was 91.5 percent at September 30, 2018 compared to 86.5 percent at December 31, 2017, reflecting the combined impact of loan growth and a smaller balance sheet following repayment of the FHLB advances during the first quarter.

As of September 30, 2018, the Company has $42.1 million in short-term borrowings, primarily FHLB advances with scheduled maturities within the next twelve months. During the first quarter of 2018, the Company elected to utilize existing liquidity to repay $10.0 million of FHLB advances prior to their scheduled maturity during the third quarter of 2018. The Company secures all of its existing and future advances from the FHLB with 1-4 family residential mortgage, commercial real estate, equity lines of credit and multi-family loans.

Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and other real estate owned. Non-performing assets were $6.8 million or 1.49 percent of loans held for investment and OREO at September 30, 2018, compared to $4.4 million or 1.02 percent of loans held for investment and OREO at December 31, 2017.  The $2.3 million increase in nonperforming assets since December 31, 2017 reflects a significant increase in non-accrual loans primarily resulting from a large, isolated borrower that reached 90-day delinquency status during the second quarter and was therefore placed on non-accrual status. Notwithstanding the recent increase in nonperforming assets, the Company continues its efforts to manage non-accrual exposures and liquidate other real estate owned.

At September 30, 2018, other real estate owned totaled $2.2 million and consisted of 16 relationships. At December 31, 2017 OREO balances were $2.4 million and consisted of 15 relationships. The following chart details each category type, number of relationships, and balance.

	September 30, 2018		December 31, 2017
Balance in thousands	Number	Balance	Number	Balance
Land development/vacant land	8	$308	10	$663
1-4 family residential mortgage	5	481	2	142
Commercial real estate	3	1,453	3	1,545
Total	16	$2,242	15	$2,350

The Company's major markets include: Southwestern Virginia; the Tri-City region of Eastern Tennessee; Sevierville and Knoxville, Tennessee; and Boone/Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	September 30, 2018		December 31, 2017
Balance in thousands	Number	Balance	Number	Balance
Sevierville and Knoxville TN Area	1	$71	1	$71
Southwest VA and Tri-city TN Area	13	2,119	12	2,209
Boone and Banner Elk NC Area	2	52	2	70
Total	16	$2,242	15	$2,350

As of September 30, 2018, the Company had loans with a total balance of $2.8 million that were in process of foreclosure. The Company expects the balance of other real estate owned will increase significantly during the fourth quarter as these foreclosures occur. The Company believes the loans are generally well-secured, and any anticipated deficiencies in collateral values are offset by specific loan allowances that have been previously established. However, the ability to sell other real estate owned continues to be negatively affected by limited demand in certain of the Company's market areas, and future appraisal values may require additional writedowns once the properties are foreclosed.

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

The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. The Company's allowance for loan losses at September 30, 2018 was 0.93 percent of total loans compared to 0.92 percent at December 31, 2017 and 1.09 percent at September 30, 2017. The reduction in the allowance for loan losses since September 30, 2017 reflects the impact of charge-offs of previously impaired loans recorded during late 2017. At September 30, 2018, management concluded that the Company's allowance for loan losses is adequate based on the requirements of accounting principles generally accepted in the United States of America.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $54.8 million at September 30, 2018, compared to $53.8 million at December 31, 2017. The change in stockholders' equity during 2018 reflects current retained earnings, net of an increase in accumulated other comprehensive loss related to the market value of the Company's available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and tier 1 capital to risk-weighted assets (as defined in the regulations), tier 1 capital to adjusted total assets (as defined), and tier 1 common equity (as defined). As of September 30, 2018, each of the Bank's capital ratios exceeded the required level to be classified as well-capitalized. See Note 6 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($24.0 million as of September 30, 2018) and unrestricted investment securities available for sale ($34.0 million as of September 30, 2018). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank. The Bank also maintains access to credit with both the Federal Home Loan Bank and a correspondent financial institution. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

There have not been any changes in the Company's internal controls over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

Date: November 13, 2018	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Date: November 13, 2018		/s/ John H. Gray
John H. Gray
Chief Financial Officer

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).