Form 10-K
period 2018-12-31
HIGHLANDS BANKSHARES INC /VA/
filed 2019-03-28
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018
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
Common Stock, $0.625 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No__X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes__ No_X__
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X] Smaller Reporting Company [X] Emerging Growth Company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X ]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $55,897,874.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,250,729 shares of common stock, par value $0.625 per share, outstanding as of March 28, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Consolidated Financial Report for year ended December 31, 2018 – Part II
Proxy Statement for the 2019 Annual Meeting of Shareholders—Part III

Highlands Bankshares, Inc.
Form 10-K
For the Year Ended December 31, 2018

PART I.
Item 1.  Business

History and Business
Highlands Bankshares, Inc. (the "Company") is a one-bank holding company organized under the laws of Virginia in 1995 and registered as a bank holding company under the Bank Holding Company Act of 1956 ("BHCA"). The Company conducts the majority of its business operations through its wholly-owned bank subsidiary, Highlands Union Bank (the "Bank"). The Company's single direct subsidiary as of December 31, 2018 is the Bank, which was formed in 1985.
Highlands Union Bank
The Bank is a Virginia state chartered bank that was incorporated in 1985. The Bank provides banking, insurance, wealth management, and other financial solutions through 14 banking offices, a loan production office, and 148 full-time equivalent associates located in North Carolina, Tennessee, and Virginia.
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
Highlands Union Insurance Services, Inc.
Highlands Union Insurance Services, Inc., ("HUIS") a wholly owned subsidiary of the Bank, was formed in 1999. The Bank, through HUIS, joined a consortium of approximately forty-seven other financial institutions to form Bankers' Insurance, LLC. Bankers' Insurance, LLC, as of December 31, 2018, had purchased multiple full service insurance agencies across the state of Virginia. HUIS sells insurance products and services through Bankers' Insurance, LLC.
Highlands Union Financial Services, Inc.
Highlands Union Financial Services, Inc., ("HUFS") a wholly-owned subsidiary of the Bank, was created to offer third party mutual funds and other financial services to its customers in all market areas served by the Bank. The only activity in Highlands Union Financial Services Inc. now relates to commissions from the sale of life insurance.
Russell Road Properties, LLC
Russell Road Properties, LLC was created to hold and manage certain properties acquired by the Bank through foreclosure or deed in lieu of foreclosure.

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
At December 31, 2018, $199.4 million, or 44.4 percent, of the Bank's loan portfolio consisted of one-to four-family residential real estate loans, second mortgages, and home equity lines. Fixed rate loans are typically 3, 5, and 7 year balloon loans amortized over a 30 year period. In connection with residential real estate loans, the Bank requires hazard insurance, and if required, flood insurance.
Multifamily Residential Real Estate Lending
Loan applications for loans to be secured by multi-family residential properties are taken by a loan officer. As part of the application process, information is gathered concerning income, employment and credit history of the applicant, as well as rent rolls, operating costs and occupancy rates of the property to be financed. At December 31, 2018, $18.4 million, or 4.1 percent, of the Bank's loan portfolio consisted of multi-family residential properties. Loan originations are underwritten using the Bank's underwriting guidelines of a LTV of 80% and a cash flow coverage ratio of 1.25 or better. The valuation of multifamily residential collateral is provided by independent fee appraisers who have been approved by the Bank's Board of Directors.
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
At December 31, 2018, commercial real estate loans aggregated $136.1 million, or 30.3 percent, of the Bank's total loans. In its underwriting of commercial real estate, the Bank may lend, under its policy, up to 80% of the secured property's appraised value. The Bank's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios and the borrower's creditworthiness, prior credit history and reputation. The Bank also evaluates the location of the secured property, and as noted above, typically requires personal guarantees or endorsements of the borrowing entity's principal owners.
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
At December 31, 2018, construction, farmland, and other land loans outstanding were $33.2 million, or 7.4 percent, of total loans. Construction lending entails significant additional risks and often involves larger loan balances concentrated with single borrowers or groups of related borrowers. Another risk involved in construction lending is attributable to the fact that loan funds are advanced to fund construction, the value of which is estimated prior to the completion of construction on an "as built" basis. Therefore, it is difficult to accurately estimate the total loan funds required to complete the project and the completed loan-to-value ratios. To mitigate the risks associated with construction lending, the Bank generally limits loan amounts to 80% of as built appraised value, in addition to analyzing the creditworthiness of its borrowers. The Bank obtains a first lien on the property as security for construction loans, monitors the construction and advance process and, if a business entity, typically requires personal guarantees from the borrowing entity's principal owners.

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
At December 31, 2018, commercial and agricultural non-real estate secured loans including unsecured loans aggregated $49.0 million, or 10.9 percent, of the Bank's total loans.
Consumer Lending-Non Real Estate Secured and Unsecured
The Bank offers various secured and unsecured consumer loans, including unsecured personal loans and lines of credit, automobile loans, deposit account loans made on both an installment and demand basis. At December 31, 2018, the Bank had consumer loans of $12.8 million or 2.8 percent of gross loans. Such loans are generally made to customers with whom the Bank has a pre-existing relationship, often deposit and residential mortgage relationships. The Bank only originates its consumer loans in its geographic market area. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by the verification of gross monthly income from primary employment and additionally from any verifiable secondary source. The applicant's FICO scores are also analyzed with the credit report analysis. Although creditworthiness of the applicant is of primary consideration, the underwriting process also includes an analysis of the value of the available collateral, if applicable.
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
The following table sets forth, for the two fiscal years ended December 31, 2018 and 2017, the percentage of total operating revenue contributed by each class of similar services which contributed 15% or more of total operating revenues of the Company during such periods.

Year Ended	Class of Service	Percentage of Total Revenues
December 31, 2018	Interest and Fees on Loans	88.26%
December 31, 2017	Interest and Fees on Loans	81.83%

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
The Bank met the requirements at December 31, 2018 to be classified as "well-capitalized." This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Bank's overall financial condition.
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
The following summarizes the Company's progress to comply with the items in the Written Agreement as of December 31, 2018:

•	A new board oversight policy has been approved and implemented;

•	Revised the Bank's loan grading system and ALLL methodology;

•	Improved credit administration policies have been established; the Bank has engaged a third party to provide an independent credit review

•	Implemented problem loan action reports and problem asset reports for all assets over $500,000; these reports are reviewed with the Board and provided to the Federal Reserve Bank on a quarterly basis;

•	Revised the written contingency funding plan;

•	Implemented stress testing of the loan portfolio;

•	Revised the investment policy;

•	Completed a multi-year capital plan targeted to improve the Company's and Bank's capital levels;

•	Completed a business continuity plan and disaster recovery plan; and,

•	Formed a Directors' compliance committee to monitor the progress of each item in the written agreement. The committee meets at least quarterly and files a report with the Federal Reserve Bank.

Organization and Employment
The Company, the Bank, HUFS, HUIS, and Russell Road, LLC, are organized in a holding company/subsidiary structure. As of December 31, 2018, the Company had no employees, although certain Bank employees are designated as officers of the Company. The Bank pays all employee and officer salaries and director fees. At December 31, 2018, the Bank employed 153 full time equivalent employees at its main office, operations center, support centers and branch offices. The Company's relationship with its employees is considered to be good.
The Company executed an employment agreement with CEO Timothy Schools in December 2015, which was reported on the Company's Form 8-K on December 14, 2015. This is the only employment agreement in effect at December 31, 2018.

Company Website
The Bank maintains a website at www.hubank.com. The Company makes available through the Bank's website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, free of charge, as soon as reasonably practicable after the material is electronically filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

Not applicable

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company's and the Bank's headquarters are located at 340 W. Main Street, Abingdon, Virginia. In addition to the Bank's Main Office location, the Bank owns thirteen branch offices located in Southwest Virginia, the Tri-Cities area that straddles Virginia and Tennessee, the Knoxville area and the High Country area of Northwestern North Carolina. The Bank owns the land and buildings of all of these branch offices as well as the main office for the Company and Bank. The Bank also owns facilities in Abingdon, Virginia used for its customer call center, computer, loan and deposit operations, and facilities departments.

The Bank currently has three properties held for sale that were previously used for or purchased for banking operations.

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

Not Applicable

PART II.
FINANCIAL INFORMATION

Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Information and Dividends

Transactions in the Company's Common stock are reported on the OTCQX marketplace. The Company's transfer agent is Computershare.

The following table provides market prices for trades in the Company's Common stock for each of the four quarters for 2018 and 2017.

Common Stock Performance – 2018
	High	Low	Quarterly Average	Dividends per Share
First Quarter	$8.00	$7.11	$7.64	$—
Second Quarter	8.00	7.16	7.48	—
Third Quarter	7.75	7.12	7.34	—
Fourth Quarter	7.26	5.06	6.30	—

Common Stock Performance – 2017
	High	Low	Quarterly Average	Dividends per Share
First Quarter	$7.28	$5.95	$6.86	$—
Second Quarter	7.50	6.65	7.08	—
Third Quarter	7.25	6.86	7.04	—
Fourth Quarter	7.56	6.92	7.16	—

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

As of March 28, 2019, the Company had approximately 1,314 shareholders of record.

Issuer Repurchases of Equity Securities

The Company had no repurchases of common stock during the twelve months ended December 31, 2018.  The Company does not anticipate any repurchases during 2019 as the Company currently is prohibited from repurchasing its common stock without regulatory approval under the terms of the Written Agreement dated October 13, 2010.

The Company currently has 8,250,729 shares of common stock outstanding as of March 28, 2019.

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

Critical Accounting Policies
The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management's discussion and analysis are dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are subject to change.
Certain accounting policies are deemed to be critical as they are highly subjective, require the broadest judgment by management, and potentially have a material impact on the consolidated financial statements. Different assumptions or actual results could have a material impact on the Company's financial condition or results of operations. The Company has designated its policy for calculating the Allowance for Loan Losses as a critical accounting policy. See Note 1 of the Notes to Consolidated Financial Statements for a more complete discussion of the Company's accounting policies.
The Company monitors credit quality and maintains an allowance for loan losses to absorb the estimate of probable losses inherent in the loan portfolio. The allowance for loan losses is based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, such as general economic conditions. The Company recognizes the inherent imprecision in estimates of losses due to various uncertainties, and variability related to the factors used. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, additional provisions might be required for loan losses would be made, which amount may be material to the Consolidated Financial Statements.

Performance Summary

The following table provides certain key performance ratios for the years ended December 31, 2018 and December 31, 2017.

	2018	2017
Return on average assets	0.68%	(0.07)%
Return on average equity	7.25%	(0.78)%
Basic earnings (loss) per share	$0.44	$(0.05)
Fully diluted earnings (loss) per share	$0.35	$(0.05)
Net interest margin	3.90%	3.54%

Results of Operations

The Company reported consolidated net income of $3.6 million for the year ended December 31, 2018, compared to net loss of $(437,000) for the year ended December 31, 2017. Income before income taxes totaled $4.5 million for 2018, compared to income before income taxes of $5.3 million for 2017. The Company recorded income tax expense of $949 thousand during 2018, compared to tax expense of $5.7 million during 2017, $4.0 million of which relates to the revaluation of the Company's net deferred tax asset resulting from enactment of the the Tax Cut and Jobs Act on December 22, 2017.

The following table provides summarized income statements for the years ended December 31, 2018 and December 31, 2017.

	Year ended December 31,
(thousands)	2018	2017
Net interest income	$20,586	$18,928
Provision for loan losses	738	120
Noninterest income	4,267	6,036
Noninterest expense	19,574	19,587
Income (loss) before income taxes	4,541	5,257
Income tax expense (benefit)	949	5,694
Net income (loss)	$3,592	$(437)

Net interest income
Net interest income for the year ended December 31, 2018 increased $1.7 million or 8.8 percent compared to the year ended December 31, 2017 primarily due to a $22.0 million increase in average loans. While average loan balances increased during 2018, average investment securities declined $18.0 million and average federal funds sold declined $10.5 million. The reductions in average investment securities and average federal funds sold occurred as existing liquidity was used to fund loan growth and repayment of FHLB advances. Interest income increased $1.2 million during 2018.

Interest expense declined $432,000 during 2018. While market conditions resulted in higher rates during 2018, average FHLB advances outstanding declined $20.4 million and average interest-bearing deposits declined $5.0 million. The repayment of the FHLB advances contributed to a reduction in the average rate on interest bearing liabilities, which fell from 0.94 percent in 2017 to 0.89 percent in 2018

As a result of the loan growth and the lower funding cost, the Company's net yield on interest-earning assets increased from 3.54 percent in 2017 to 3.90 percent in 2018.

The following table shows the major categories of interest-earning assets and interest-bearing liabilities, the related interest income or expense, the average yield or rate on the average balance outstanding, net interest income, interest rate spread and net yield on average interest-earning assets for the periods indicated.

	2018			2017			2016
($ thousands)	Average balance	Interest income/expense	Yield/rate	Average balance	Interest income/expense	Yield/rate	Average balance	Interest income/expense	Yield/rate
Loans	$441,979	$21,936	4.96%	$420,024	$20,427	4.86%	$419,670	$21,327	5.08%
Investment securities available for sale	75,457	1,807	2.39%	93,425	2,148	2.30%	98,364	1,968	2.18%
Fed funds sold	10,242	250	2.44%	20,734	192	0.93%	20,589	99	0.48%
Total interest-earning assets	$527,678	23,993	4.55%	$534,183	22,767	4.26%	$538,623	23,394	4.38%

Interest-bearing deposits	$346,788	2,090	0.60%	$351,824	$1,854	0.53%	$359,556	$1,794	0.50%
FHLB advances	34,780	1,317	3.79%	55,164	1,985	3.60%	67,725	2,381	3.52%
Total interest-bearing liabilities	$381,568	3,407	0.89%	$406,988	3,839	0.94%	$427,281	4,175	0.98%

Net interest income		$20,586			$18,928			$19,219

Interest rate spread			3.66%			3.32%			3.40%
Net yield on interest-earning assets			3.90%			3.54%			3.60%

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

	2018			2017
	Increase (decrease) due to change in			Increase (decrease) due to change in
(thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans	$1,067	$442	$1,509	$18	$(918)	$(900)
Investment securities available for sale	(413)	72	(341)	(108)	288	180
Fed funds sold	(98)	156	58	1	92	93
Total interest income	556	670	1,226	(89)	(538)	(627)

Interest-bearing deposits	(27)	263	236	(39)	99	60
FHLB advances	(734)	66	(668)	(442)	46	(396)
Total interest expense	(761)	329	(432)	(481)	145	(336)

Increase (decrease) in net interest income	$1,317	$341	$1,658	$392	$(683)	$(291)

Provision for loan losses
The provision for loan losses for the year ended December 31, 2018 totaled $738,000, compared to $120,000 during 2017, primarily due to loan growth during 2018 and higher levels of nonperforming loans. Average loans increased $22.0 million during 2018, while nonperforming loans increased $3.9 million from December 31, 2017 to December 31, 2018.

The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. The allowance for loan losses increased to 0.98 percent of total loans at December 31, 2018, compared to 0.92 percent at December 31, 2017. Net charge offs during 2018 totaled $319,000 or 0.07 percent of average loans, compared to $898,000 of net charge-offs during 2017, representing 0.21 percent of average loans.

Noninterest income
Noninterest income for 2018 totaled $4.3 million, compared to $6.0 million during 2017. The $1.8 million reduction in noninterest income during 2018 primarily resulted from lower mortgage banking income. Income from the gain on sale of loans totaled $315,000 during 2018 compared to $1.9 million during 2017. During early 2018, in an effort to reduce the costs associated with the mortgage division, the Company initiated a plan to outsource the underwriting and other operational areas to a third party. Previously, underwriting and other operational responsibilities related to originating and marketing these mortgage loans were performed by bank personnel.

Other service charges, commissions and fees decreased $254,000 compared to 2017, primarily due to lower financial services income. Service charge income decreased $97,000 during 2018, compared to 2017, primarily due to lower NSF income, while other noninterest income increased $228,000 during 2018 due to increased earnings from equity method investments.

Noninterest expense
Total noninterest expense for 2018 decreased $13,000 from 2017, the net result of lower salaries and employee benefits expense, offset by higher other noninterest expense. Salaries and employee benefits decreased $1.2 million for 2018, compared to the prior year, resulting from the impact of earlier workforce reductions, net of higher employee health benefit costs during 2018. Other noninterest expense increased $1.0 million, the combined result of a $353,000 increase in legal expense, primarily related to regulatory compliance services, a $235,000 increase in writedowns of real estate held for sale, a $167,000 increase in software-related expense, and a $146,000 increase in non-credit losses, primarily related to customer fraud. OREO-related expenses increased $119,000 over 2017, resulting from higher OREO losses and writedowns during 2018.

Income tax expense
Income tax expense for 2018 totaled $949,000, compared to $5.7 million recorded during 2017. Income tax expense for 2017 included $4.0 million of income tax expense resulting from revaluation of the Company's net deferred tax asset resulting from enactment of the Tax Cut and Jobs Act on December 22, 2017. The Tax Cut and Jobs Act reduced the Company's federal income tax rate for 2018 and future periods to 21.0 percent. Tax expense for 2017 was calculated at a rate of 34.0 percent.

Financial Position

Loans
Total loans, net of deferred fees, totaled $448.1 million at December 31, 2018, compared to $431.6 million at December 31, 2017. The loan to deposit ratio was 89.1 percent at December 31, 2018 compared to 86.5 percent at December 31, 2017. During 2018, the Company experienced significant growth among commercial real estate, both owner-occupied and non-owner-occupied, commercial loans and construction and land loans. Residential 1-4 family and outstanding equity lines of credit all declined during 2018.

The following table provides balance by loan class as of December 31 for past five years.

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
($ thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate secured:
Residential 1-4 family	$165,109	36.8%	$174,889	40.5%	$186,695	45.5%	$194,287	44.9%	$186,829	45.8%
Multifamily	18,378	4.1%	19,469	4.5%	22,630	5.5%	23,895	5.5%	21,131	5.2%
Construction and land loans	21,029	4.7%	15,907	3.7%	15,978	3.9%	19,163	4.4%	18,518	4.5%
Commercial, owner occupied	96,224	21.5%	82,121	19.0%	72,383	17.6%	73,031	16.9%	70,748	17.4%
Commercial, non-owner occupied	39,869	8.9%	33,748	7.8%	28,818	7.0%	38,025	8.8%	32,173	7.9%
Second mortgages	4,054	0.9%	4,684	1.1%	6,934	1.7%	8,169	1.9%	8,075	2.0%
Equity lines of credit	30,221	6.7%	34,378	8.0%	13,395	3.3%	6,000	1.4%	6,499	1.6%
Farmland	12,149	2.7%	13,188	3.1%	12,194	3.0%	11,283	2.6%	8,246	2.0%
Total real estate secured	387,033	86.3%	378,384	87.5%	359,027	87.5%	373,853	86.4%	352,219	86.4%
Non-real estate secured:
Personal	12,754	2.8%	14,192	3.3%	17,887	4.4%	20,914	4.8%	21,186	5.2%
Commercial	46,202	10.3%	36,785	8.5%	29,977	7.3%	35,144	8.1%	31,586	7.7%
Agricultural	2,830	0.6%	2,950	0.7%	3,490	0.9%	2,959	0.7%	2,683	0.7%
Total non-real estate secured	61,786	13.8%	53,927	12.5%	51,354	12.5%	59,017	13.6%	55,455	13.6%

Total	$448,819	100.0%	$432,311	100.0%	$410,381	100.0%	$432,870	100.0%	$407,674	100.0%

The following table provides loan maturity information as of December 31, 2018.

(thousands)	Within 1 year		1-5 years		After 5 years
Real estate secured:	Fixed	Variable	Fixed	Variable	Fixed	Variable	Total
Residential 1-4 family	$21,036	$13,151	$52,978	$39,012	$22,491	$16,441	$165,109
Multifamily	1,371	2,106	6,238	6,127	—	2,536	18,378
Construction and land loans	1,490	811	14,141	—	3,400	1,187	21,029
Commercial, owner occupied	15,306	2,357	42,314	7,926	12,418	15,903	96,224
Commercial, non-owner occupied	5,769	888	19,548	2,988	4,681	5,995	39,869
Second mortgages	907	342	1,651	989	101	64	4,054
Equity lines of credit	—	6,955	—	16,758	—	6,508	30,221
Farmland	2,835	889	4,520	1,538	—	2,367	12,149

Non-real estate secured:
Personal	3,746	2,469	4,949	896	—	694	12,754
Commercial and agricultural	15,237	6,455	25,159	1,680	—	501	49,032

Total	$67,697	$36,423	$171,498	$77,914	$43,091	$52,196	$448,819

Investment securities available for sale
Investment securities available for sale totaled $68.6 million at December 31, 2018, compared to $78.5 million at December 31, 2017. The $9.9 million reduction occurred as proceeds from maturing securities were used to fund loan demand and to fund the repayment of FHLB advances during 2018.

Investment securities available for sale at December 31, 2018 included mortgage backed securities/CMOs (73.7 percent of the total securities portfolio), municipal issues (18.7 percent), and SBAs bonds (7.6 percent). There were no investment securities held to maturity at December 31, 2018 or December 31, 2017.

The following table presents the maturity distribution, fair value, and taxable-equivalent yield of the investment portfolio at December 31, 2018 and December 31, 2017.

	Fair value maturing:
($ thousands)	Within 1 year	1-5 years	5-10 years	Beyond 10 years	Total	Yield
December 31, 2018
Mortgage-backed securities:
Fixed rate	$—	$—	$14,128	$34,421	$48,549	2.13%
Variable rate	—	—	234	1,771	2,005	3.34%
State and municipal securities:
Tax-exempt	77	150	598	6,873	7,698	3.09%
Taxable	—	—	1,569	3,569	5,138	2.96%
SBA bonds:
Fixed rate	23	216	471	4,531	5,241	2.46%
Total	$100	$366	$17,000	$51,165	$68,631	2.36%
Fixed rate	$100	$366	$16,766	$49,394	$66,626
Variable rate	—	—	234	1,771	2,005
Total	$100	$366	$17,000	$51,165	$68,631

December 31, 2017
Mortgage-backed securities:
Fixed rate	$—	$—	$11,423	$45,416	$56,839	2.10%
Variable rate	—	—	1	2,467	2,468	2.26%
State and municipal securities:
Tax-exempt	125	230	—	6,602	6,957	3.58%
Taxable	—	301	197	5,056	5,554	2.92%
SBA bonds:
Fixed rate	—	502	644	5,563	6,709	2.29%
Variable rate	—	—	—	—	—	—%
Total	$125	$1,033	$12,265	$65,104	$78,527	2.31%
Fixed rate	$125	$1,033	$12,264	$62,637	$76,059
Variable rate	—	—	1	2,467	2,468
Total	$125	$1,033	$12,265	$65,104	$78,527

All of the mortgage-backed securities included above are agency-issued by FHLMC, FNMA or GNMA. The Company does not hold any non-agency mortgage-backed securities. All SBA bonds owned by the Company have the full faith and credit of the U.S. Government and carry a zero risk weighting.

The following table provides credit ratings for the Company's municipal securities assigned by Moody's and/or Standard & Poors as of December 31, 2018:

Moody's	Standard & Poor's	Fair value (thousands)
Aaa	AAA	$1,147
Aa	AA	11,219
A	A	470
		$12,836

Other investments
Other investments include capital stock investments in the Federal Reserve, the Federal Home Loan Bank of Atlanta, Community Bankers Bank, and Pacific Coast Bankers Bank. These investments had a carrying value of $2.8 million at December 31, 2018, and are considered to be non-marketable as the Company is required to hold these investments and the only market for these investments is the issuing agency.

Deposits
The following table provides a breakdown of deposits at December 31, 2018 and December 31, 2017, showing the amount and percent increase or decrease by deposit type.

(thousands)	December 31, 2018	December 31, 2017	Increase (decrease)	% increase (decrease)
Non-interest bearing demand	$156,408	$148,633	$7,775	5.2%
Interest bearing demand	105,941	119,197	(13,256)	(11.1)%
Savings deposits	105,110	104,390	720	0.7%
Time deposits greater than $100,000	52,774	36,794	15,980	43.4%
Other time deposits	82,583	89,769	(7,186)	(8.0)%
Total deposits	$502,816	$498,783	$4,033	0.8%

Deposits at December 31, 2018 increased $4.0 million since December 31, 2017. There were significant changes in deposit mix during 2018. Deposit growth during 2018 includes time deposits greater than $100,000, which increased $16.0 million, and non-interest bearing deposits, which increased $7.8 million since December 31, 2017. Interest-bearing demand deposits decreased $13.3 million during 2018, and other time deposits decreased $7.2 million.

The following table provides the scheduled maturities of time deposits greater than or equal to $100,000 at December 31, 2018.

(thousands)
< 3 months	$4,379
3-6 months	4,732
6-12 months	9,864
> 12 months	33,799
Total time deposits greater than $100,000	$52,774

Short-term borrowings and long-term debt
As of December 31, 2018, the Company had $30.1 million in FHLB advances. Although the Company utilized FHLB advances for short-term liquidity needs during the year, no advances were originated in 2018 that remained outstanding as of December 31, 2018. The Company currently secures all FHLB advances with 1-4 family residential mortgage, commercial real estate and multifamily loans. As of December 31, 2018, short-term borrowings included $30.0 million of the outstanding FHLB advances, scheduled to mature within one year. The remaining $93,000 is included in long-term debt.

Nonperforming assets
Nonperforming assets include nonaccrual loans, loans contractually past due 90 days or more and still accruing interest and other real estate owned. Nonperforming assets were $8.2 million or 1.83 percent of loans held for investment and OREO at December 31, 2018, compared to $4.4 million or 1.02 percent of loans held for investment and OREO at December 31, 2017.  The increase in nonperforming assets during 2018 primarily resulted from two specific relationships, and management does not believe the increase is reflective of a broader decline in asset quality. The Company continues its efforts to reduce non-performing assets, primarily by reducing nonaccrual loans and selling OREO. However, in certain of the Company's markets, the ability to sell OREO continues to be negatively affected by limited demand.

(thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Nonaccrual loans	$5,920	$2,065	$3,999	$9,456	$11,666
Loans 90+ days past due and still accruing	107	26	2,210	—	22
Total nonperforming loans	6,027	2,091	6,209	9,456	11,688
Other real estate owned	2,212	2,350	2,768	5,694	6,685
Total nonperforming assets	$8,239	$4,441	$8,977	$15,150	$18,373

At December 31, 2018, other real estate owned totaled $2.2 million and consisted of 20 relationships. At December 31, 2017 OREO balances were $2.4 million and consisted of 15 relationships. The following chart details each category type, number of relationships, and balance.

	December 31, 2018		December 31, 2017
($ thousands)	Number	Balance	Number	Balance
Construction and land loans	8	$308	10	$663
Residential 1-4 family	9	785	2	142
Commercial real estate	3	1,119	3	1,545
Total	20	$2,212	15	$2,350

The Company's major markets include: Southwestern Virginia, the Tri-City region of Eastern Tennessee, the Sevierville/ Knoxville, Tennessee area, and Boone/Banner Elk, North Carolina. The following table provides information about properties owned in each geographic area, the number of individual properties and balance.

	December 31, 2018		December 31, 2017
($ thousands)	Number	Balance	Number	Balance
Sevierville and Knoxville TN Area	1	$71	1	$71
Southwest VA and Tri-City TN Area	17	2,089	12	2,209
Boone and Banner Elk NC Area	2	52	2	70
Total	20	$2,212	15	$2,350

As of December 31, 2018, the Company had loans with a total balance of $1.3 million that were in process of foreclosure. The Company expects the balance of other real estate owned will increase during 2019 as these foreclosures occur. The Company believes the loans are generally well-secured, and any anticipated deficiencies in collateral values are offset by specific loan allowances that have been previously established.

As of December 31, 2018 and December 31, 2017, loan balances totaling $11.5 million and $8.0 million, respectively, were classified as troubled debt restructurings. Nonperforming TDRs totaled $2.6 million and $881,000, respectively, as of December 31, 2018 and December 31, 2017.

Allowance for Loan Losses
The allowance for loan losses is calculated based on management's judgment and analysis of current and historical loss experience, risk characteristics of the loan portfolio, concentrations of credit and asset quality, as well as other internal and external factors, including general economic conditions. The internal credit review function includes pre-approval analyses of large credits and credit review activities that provide early warnings of loan deterioration. The senior risk officer prepares quarterly analyses of the adequacy of the allowance for loan losses. These analyses include individual loans considered impaired for direct exposure. In addition, potential losses on loan pools and pool allocations are estimated based upon historical losses and other factors, as adjusted, for various loan types. The calculation of the allowance for loan losses is reviewed by the chief risk officer, senior financial officers and the board of directors.

At December 31, 2018 and December 31, 2017, management determined that the Company's allowance for loan losses is adequate based on accounting principles generally accepted in the United States of America.

The following table provides an allocation of the allowance for loan losses as of the dates indicated.

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
($ thousands)	Allowance for loan losses	Percent of total loans	Allowance for loan losses	Percent of total loans	Allowance for loan losses	Percent of total loans	Allowance for loan losses	Percent of total loans	Allowance for loan losses	Percent of total loans
Residential 1-4 family	$492	36.8%	$133	40.3%	$371	45.4%	$654	44.9%	$995	45.8%
Multifamily	25	4.1%	—	4.5%	—	5.5%	—	5.5%	20	5.2%
Construction and land loans	27	4.7%	1	3.7%	21	3.9%	37	4.4%	87	4.5%
Commercial - owner-occupied	1,022	21.5%	1,636	19.0%	1,339	17.6%	1,012	16.9%	409	17.4%
Commercial - non-owner-occupied	895	8.9%	955	7.8%	445	7.0%	748	8.8%	1,063	7.9%
Second mortgages	13	0.9%	12	1.1%	15	1.7%	43	1.9%	67	2.0%
Equity lines of credit	127	6.7%	—	8.0%	27	3.3%	20	1.4%	74	1.6%
Farmland	11	2.7%	54	3.1%	16	3.0%	7	2.6%	12	2.0%
Personal	114	2.8%	265	3.3%	802	4.4%	704	4.8%	665	5.2%
Commercial/Agricultural	957	10.9%	383	9.2%	535	8.2%	886	8.8%	982	8.4%
Unallocated	690	—%	515	—%	1,258	—%	1,543	—%	1,103	—%
Total	$4,373	100.0%	$3,954	100.0%	$4,829	100.0%	$5,654	100.0%	$5,477	100.0%

The following table presents the Company's loan loss experience for the past five years.

(thousands)	2018	2017	2016	2015	2014
Allowance for loan losses at January 1	$3,954	$4,829	$5,654	$5,477	$6,825
Provision for loan losses	738	120	1,526	1,469	1,324
Loans charged off:
Residential 1-4 family	117	57	249	360	258
Multifamily	—	—	—	—	—
Construction and land loans	—	—	28	12	18
Commercial - owner-occupied	123	755	1,245	407	345
Commercial - non-owner-occupied	—	—	—	12	1,239
Second mortgages	5	—	4	3	25
Equity lines of credit	—	—	8	—	116
Farmland	1	—	2	—	—
Personal	197	321	1,046	796	544
Commercial/agricultural	347	470	164	257	407
Total charge-offs	790	1,603	2,746	1,847	2,952
Recoveries of loans previously charged off:
Residential 1-4 family	42	39	32	3	1
Multifamily	—	—	—	—	—
Construction and land loans	8	4	14	41	17
Commercial - owner-occupied	19	27	7	376	132
Commercial - non-owner-occupied	—	1	8	6	1
Second mortgages	32	1	—	—	—
Equity lines of credit	—	1	2	41	—
Farmland	2	2	—	3	—
Personal	161	182	195	76	90
Commercial/agricultural	207	448	137	9	39
Total recoveries	471	705	395	555	280
Net loan charge-offs	319	898	2,351	1,292	2,672
Establish reserve for unfunded commitments	—	97	—	—	—
Allowance for loan losses at December 31	$4,373	$3,954	$4,829	$5,654	$5,477

Liquidity and Capital Resources

Total stockholders' equity of the Company was $56.6 million at December 31, 2018. Total stockholders' equity at December 31, 2017 was $53.8 million, reflecting increases in retained earnings, net of higher accumulated other comprehensive loss.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of tier 1 common equity, total risk-based capital and tier 1 capital to risk-weighted assets, and tier 1 capital to adjusted total assets. As of December 31, 2018, the Bank exceeded all minimum capital requirements. See Note 18 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($30.1 million as of December 31, 2018) and unpledged investment securities available for sale ($31.2 million as of December 31, 2018). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank.  The Bank also maintains a significant amount of available credit with both the Federal Home Loan Bank and correspondent financial institutions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highlands Bankshares, Inc. and Subsidiary
Abingdon, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Highlands Bankshares, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Blacksburg, Virginia
March 28, 2019

Highlands Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Amounts in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Cash and due from banks	$19,965	$15,179
Federal funds sold	10,101	15,618
Total cash and cash equivalents	30,066	30,797
Investment securities available for sale (amortized cost $71,260 at December 31, 2018 and $79,990 at December 31, 2017)	68,631	78,527
Other investments, at cost	2,774	3,116
Loans held for sale	265	4,808
Loans	448,121	431,574
Allowance for loan losses	(4,373)	(3,954)
Net loans	443,748	427,620
Premises and equipment, net	17,447	18,332
Real estate held for sale	817	1,430
Deferred tax assets	6,526	7,161
Interest receivable	1,617	1,987
Bank-owned life insurance	15,022	14,679
Other real estate owned	2,212	2,350
Other assets	2,816	3,290
Total assets	$591,941	$594,097
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$156,408	$148,633
Interest bearing	346,408	350,150
Total deposits	502,816	498,783
Short-term borrowings	30,000	10,000
Long-term debt	93	30,146
Interest, taxes and other liabilities	2,391	1,364
Total liabilities	535,300	540,293
STOCKHOLDERS' EQUITY
Common stock (8,251 shares issued and outstanding at December 31, 2018 and 8,199 at December 31, 2017)	5,156	5,124
Preferred stock (2,092 shares issued and outstanding for each period presented)	4,184	4,184
Additional paid-in capital	19,277	19,113
Retained earnings	30,131	26,539
Accumulated other comprehensive loss	(2,107)	(1,156)
Total stockholders' equity	56,641	53,804
Total liabilities and stockholders' equity	$591,941	$594,097

See accompanying Notes to Consolidated Financial Statements

Highlands Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
(Amounts in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
INTEREST INCOME
Loans receivable and fees on loans	$21,936	$20,427	$21,327
Investment securities	1,807	2,148	1,968
Federal funds sold	250	192	99
Total interest income	23,993	22,767	23,394
INTEREST EXPENSE
Deposits	2,090	1,854	1,794
Other borrowed funds	1,317	1,985	2,381
Total interest expense	3,407	3,839	4,175
Net interest income	20,586	18,928	19,219
Provision for loan losses	738	120	1,526
Net interest income after provision for loan losses	19,848	18,808	17,693
NONINTEREST INCOME
Mortgage banking income	315	1,942	525
Securities gains, net	—	19	47
Service charges on deposit accounts	1,471	1,568	1,786
Other service charges, commissions and fees	1,627	1,881	1,748
Other operating income	854	626	762
Total noninterest income	4,267	6,036	4,868
NONINTEREST EXPENSE
Salaries and employee benefits	9,648	10,858	12,005
Occupancy and equipment expense	2,658	2,614	2,848
Foreclosed assets – write-down and operating expenses	420	301	1,883
Other operating expense	6,848	5,814	6,173
Total noninterest expense	19,574	19,587	22,909
Income (loss) before income taxes	4,541	5,257	(348)
Income tax expense (benefit) (Note 8)	949	5,694	(360)
Net income (loss)	$3,592	$(437)	$12
Net income (loss) per common share (Note 13)
Basic	$0.44	$(0.05)	$—
Fully diluted	0.35	(0.05)	—

See accompanying Notes to Consolidated Financial Statements

Highlands Bankshares, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Year ended December 31,
	2018	2017	2016
Net income (loss)	$3,592	$(437)	$12
Other comprehensive income:
Unrealized (losses) gains on securities during the period	(1,165)	413	(1,434)
Less: reclassification adjustment for gains included in net income	—	(19)	(47)
Other comprehensive (loss) income before tax	(1,165)	394	(1,481)
Income tax (benefit) expense related to other comprehensive income	(214)	133	(503)
Other comprehensive (loss) income	(951)	261	(978)
Comprehensive income (loss)	$2,641	$(176)	$(966)

See accompanying Notes to Consolidated Financial Statements

Highlands Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,592	$(437)	$12
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	738	120	1,526
Depreciation and amortization	1,551	1,710	1,870
Provision for deferred tax assets	880	5,694	297
Net realized gains on available for sale securities	—	(19)	(47)
Restricted stock expense	164	222	54
Loss on sale of premises and equipment	—	34	—
Originations of loans held for sale	(17,377)	(19,050)	(16,969)
Proceeds from loans held for sale	21,920	15,497	15,714
(Increase) decrease in interest receivable	370	60	(286)
Valuation adjustment of other real estate owned	215	187	890
Valuation allowance of real estate held for sale	250	—	315
Increase (decrease) in other assets	131	(840)	(5)
Increase in interest, taxes and other liabilities	1,027	11	592
Net cash provided by operating activities	13,461	3,189	3,963
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	—	7,624	21,164
Proceeds from maturities of securities	10,955	15,599	19,035
Purchase of debt and equity securities	(2,706)	(6,938)	(57,759)
Redemptions (purchases) of other investments, net	342	3,521	(45)
Net (increase) decrease in loans	(17,756)	(23,286)	18,433
Proceeds from sales of other real estate owned	813	712	3,060
Proceeds from sale of real estate held for sale	378	216	—
Premises and equipment expenditures	(198)	(1,832)	(372)
Disposition of premises and equipment	—	245	—
Net cash (used in) provided by investing activities	(8,172)	(4,139)	3,516
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	(4,687)	(13,922)	(15,163)
Net increase in demand, savings and other deposits	8,720	22,836	10,120
Change in short-term borrowings	(10,000)	(17,552)	7,500
Decrease in long-term debt	(53)	(10,000)	(7,552)
Issuance of common stock	—	—	1,110
Net cash used in financing activities	(6,020)	(18,638)	(3,985)
Net change in cash and cash equivalents	(731)	(19,588)	3,494
Cash and cash equivalents at beginning of period	30,797	50,385	46,891
Cash and cash equivalents at end of period	$30,066	$30,797	$50,385
SUPPLEMENTAL DISCLOSURES
Cash payments for interest	$3,240	$3,888	$4,186
Cash payments for income taxes	68	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Non-cash transfers of loans to other real estate owned	890	481	1,632
Non-cash loans resulting from sales of other real estate owned	—	—	105
See accompanying Notes to Consolidated Financial Statements

Highlands Bankshares, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Balance December 31, 2016	8,199	$5,124	2,092	$4,184	$18,891	$26,785	$(1,226)	$53,758
Net loss	—	—	—	—	—	(437)	—	(437)
Other comprehensive income	—	—	—	—	—	—	261	261
ASU 2018-02 Topic 220 reclassification adjustment	—	—	—	—	—	191	(191)	—
Stock-based compensation	—	—	—	—	222	—	—	222
Balance December 31, 2017	8,199	5,124	2,092	4,184	19,113	26,539	(1,156)	53,804
Net income	—	—	—	—	—	3,592	—	3,592
Other comprehensive loss	—	—	—	—	—	—	(951)	(951)
Grant of restricted stock	52	32	—	—	(32)	—	—	—
Stock-based compensation	—	—	—	—	196	—	—	196
Balance December 31, 2018	8,251	$5,156	2,092	$4,184	$19,277	$30,131	$(2,107)	$56,641

See accompanying Notes to Consolidated Financial Statements

Highlands Bankshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(in thousands, except share, per share and percentage data)

Note 1  -  Basis of Presentation and Accounting Policies

Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of Highlands Bankshares, Inc., (the "Parent Company") and its wholly-owned subsidiary, Highlands Union Bank (the "Bank"). The statements also include Highlands Union Insurance Services, Inc., Highlands Union Financial Services, Inc., which are wholly owned subsidiaries of the Bank. The Bank owns a portion of Russell Road Properties, LLC, was formed in March of 2015 to hold and manage certain properties acquired by the Bank through foreclosure of properties that previously secured a participation loan.
All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Highlands Bankshares, Inc. and its subsidiaries, (collectively the "Company") conform to U.S. generally accepted accounting principles and to standard practices within the banking industry.
Nature of Operations
The Company operates in Abingdon, Virginia, and surrounding southwest Virginia, eastern Tennessee, and western North Carolina under the laws of the Commonwealth of Virginia. The Parent Company was organized on December 29, 1995. The Parent Company is supervised by the Federal Reserve Bank under the Bank Holding Company Act of 1956, as amended. The Bank began banking operations on April 27, 1985 under a state bank charter and provides a wide range of financial services to individuals and businesses. The Bank provides mortgage, consumer and commercial loans, and various deposit products including checking, savings, and certificates of deposit. As a state bank and a member of the Federal Reserve Bank of Richmond, the Bank is subject to regulation by the Virginia State Bureau of Financial Institutions, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank. Highlands Union Insurance Services, Inc. commenced operations on October 8, 1999 for the purpose of selling insurance through Bankers Insurance LLC. Highlands Union Financial Services is inactive.
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
Loans
The Company's lending operation includes both real estate-secured and non-real estate-secured loans. Real estate secured loans include 1-4 family residential mortgage loans, loans secured by multifamily properties, construction and land loans, commercial real estate, both owner-occupied and non-owner-occupied, second mortgage loans, home equity lines of credit, and loans secured by farmland. Non-real estate-secured loans include personal loans to consumers, commercial loans, and agricultural loans.
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
The Company's Credit Department evaluates various loans individually for impairment as required by Financial Accounting Standards Board ASC 310, Receivables –Subsequent Measurement. Loans evaluated individually for impairment include adversely classified loans, non-performing loans, non-accrual loans, loans past due by 90 days or more, restructured loans and other loans selected by management. The evaluations are based upon discounted expected cash flows or collateral valuations. If the evaluation concludes that a loan is impaired, then a specific reserve is established for the amount of impairment. For loans that are not individually evaluated, the Company makes estimates of losses for groups of loans as required by ASC 450-20, Accounting for Contingencies. Loans are grouped by similar characteristics, including the type of loan, the assigned loan grade and the general collateral type. Assigned loan grades include Quality, Satisfactory, Acceptable, Special Mention, Substandard and Doubtful. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade, the predominant collateral type for the group and the terms of the loan. The resulting estimate of losses for groups of loans are adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; and, national and local economic conditions.
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
During 2017, the Company established a reserve for unfunded commitments, which represents an estimate of the potential losses related to commitment amounts that, as of the measurement date, have not yet been funded. The initial reserve for unfunded commitments was created by a reclassification from the allowance for loan losses to the reserve for unfunded commitments. Adjustments to the reserve for unfunded commitments, whether increases due to higher loss estimates, or reductions resulting from lower loss estimates, are recorded with an offset to noninterest expense.
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

Other Real Estate Owned
Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed by management using updated appraisals and other information, and the assets are carried at the lower of carrying amount or fair value less cost to sell. Generally, appraisals are updated every 24 months for all individually significant properties or when current events indicate that a property may have incurred a material decrease in value. Revenue and expenses from operations and gains and losses on disposals are reported as foreclosed assets-write-down and operating expenses within noninterest expense.
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
Management evaluates the Company's tax circumstances and filings under the most current and relevant accounting rules and believes the Company has incurred no liability for uncertain tax positions (or any related penalties and interest) for the periods open to normal jurisdictional examinations (2015 through 2017).
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
Stock Compensation Plans
The Company accounts for stock compensation plans under the guidance of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant-date fair values. No stock options were granted during 2018 or 2017. See Note 12 for information regarding restricted stock awarded during 2018. No restricted stock was awarded during 2017.
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
Recent Accounting Pronouncements
In February 2018, ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (ASU 2018-02) was issued by the FASB. ASU 2018-02 permits a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act, which was enacted on December 22, 2017. The Tax Cuts and Jobs Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption was permitted, and the Company adopted the guidance during the fourth quarter of 2017.
In June 2016, ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13) was issued by the FASB. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company continues to evaluate the impact ASU 2016-13 will have on its consolidated financial statements, but the magnitude of this impact has not been determined. The ultimate financial impact will depend on multiple items including, among other items, loan portfolio composition, credit quality at the adoption date, economic conditions, financial models used and forecasts. Working with an external advisor, the Company's implementation team continues critical activities such as building models, reviewing data quality, and development of accounting policies and disclosures.
In January 2016, ASU No. 2016-01 Financial Instruments--Overall (ASU 2016-01) was issued by the FASB.  ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2016-01 on January 1, 2018, with no material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 was effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016. ASU No. 2015-14 issued in August 2015 deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company adopted ASU 2014-09 effective January 1, 2018. Adoption of ASU 2014-09 did not have a material effect on the Company's current financial position or results of operations; however, certain income statement items were reclassified, with no impact on net income.

Revenue Recognition
ASU 2014-09 requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. Descriptions of significant noninterest revenue-generating activities that are within the scope of ASU 2014-09 include the following:
Service charges on deposit accounts - These deposit account-related fees represent monthly account maintenance and transaction-based service fees such as overdraft fees, stop payment fees and charges for issuing cashier's checks and money orders. For account maintenance services, revenue is recognized at the end of the statement period when the Company's performance obligation has been satisfied. All other revenues from transaction-based services are recognized at a point in time when the performance obligation has been completed.
Other service charges, commissions and fees - These include interchange fees from customer debit and credit card transactions that are earned at the time a cardholder engages in a transaction with a merchant as well as fees charged to merchants for the ability to accept and process the debit and credit card transaction. Revenue is recognized when the performance obligation has been satisfied, which is upon completion of the card transaction. Additionally, these include, but are not limited to, check cashing fees, wire transfer fees and safe deposit fees. The performance obligation is fulfilled, and revenue is recognized, at the point in time the requested service is provided to the customer.
Other operating income - includes various forms of revenue including changes in the cash surrender value of bank-owned life insurance, none of which are within the scope of ASU 2014-09. The remaining miscellaneous income is the result of immaterial transactions where revenue is recognized when, or as, the performance obligation is satisfied.
The following table identifies components of noninterest income accounted for pursuant to ASU 2014-09.

	Year Ended December 31,
	2018	2017	2016
Service charges on deposit accounts [1]	$1,471	$1,568	$1,786
Other service charges, commissions and fees [1]	1,627	1,881	1,748
Mortgage banking income [2]	315	1,942	525
Securities gains, net [2]	—	19	47
Other operating income [2]	854	626	762
Total non-interest income	$4,267	$6,036	$4,868

[1] Income recognized pursuant to ASC 2014-09
[2] Income recognized pursuant to accounting standards other than ASC 2014-09

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) (ASU 2016-02), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 generally requires lessees to recognize all lease contracts on their balance sheet. This ASU requires lessees to classify leases as either operating or finance leases, which are substantially similar to the current operating and capital leases classifications. The distinction between these two classifications under the new standard does not relate to balance sheet treatment, but relates to treatment in the statements of income and cash flows. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 during the first quarter of 2019, recording an increase to the consolidated balance sheets for right-of-use assets and associated lease liabilities, as well as resulting depreciation expense of the right-of-use assets and interest expense of the lease liabilities in the consolidated statements of income, for arrangements previously accounted for as operating leases. Adding these assets to the Company's consolidated balance sheet will increase total risk-weighted assets used to determine HUB's risk-based regulatory capital levels.

In August 2018, the FASB issued ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). ASU 2018-13 modifies the disclosure requirements on fair value measurements by eliminating the requirements to disclose (i) the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy; (ii) the policy for timing of transfers between levels; and (iii) the valuation processes for level 3 fair value measurements. ASU 2018-13 also added specific disclosure requirements for fair value measurements for public entities including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop level 3 fair value measurements. ASU 2013-13 is effective for fiscal years beginning after December 15, 2019, and all interim periods within those fiscal years. Early adoption is permitted, and issuers may early adopt amendments that remove or modify disclosures and delay the adoption of the additional disclosures until their effective date. The Company plans to adopt all applicable amendments and update the disclosures as appropriate during the first quarter of 2020.

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

Note 3 - Investment Securities Available For Sale

The amortized cost and fair value of investment securities available for sale are as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$13,590	$9	$763	$12,836
Mortgage backed securities	52,344	8	1,798	50,554
SBA pools	5,326	—	85	5,241
Investment securities available for sale	$71,260	$17	$2,646	$68,631

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State and political subdivisions	$12,766	$44	$299	$12,511
Mortgage backed securities	60,383	12	1,088	59,307
SBA pools	6,841	1	133	6,709
Investment securities available for sale	$79,990	$57	$1,520	$78,527

Investment securities available for sale with a fair value of $37,448 and $26,856 at December 31, 2018 and December 31, 2017, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.
The following table presents the age of gross unrealized losses and fair value by investment category:

	December 31, 2018
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$3,608	$73	$7,791	$690	$11,399	$763
Mortgage-backed securities	2,319	8	46,661	1,790	48,980	1,798
SBA pools	—	—	5,218	85	5,218	85
Total	$5,927	$81	$59,670	$2,565	$65,597	$2,646

	December 31, 2017
	Less Than 12 months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and political subdivisions	$1,744	$18	$7,158	$281	$8,902	$299
Mortgage-backed securities	14,540	177	42,415	911	56,955	1,088
SBA pools	176	1	6,206	132	6,382	133
Total	$16,460	$196	$55,779	$1,324	$72,239	$1,520

The Company assesses its securities for other than temporary impairment quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of December 31, 2018 and December 31, 2017, the Company's assessment revealed no other than temporary impairment.

The amortized cost and estimated fair value of securities available for sale at December 31, 2018 and December 31, 2017, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Investment securities with scheduled maturities:
Due in one year or less	$98	$100	$125	$125
Due after one year through five years	367	366	1,028	1,033
Due after five years through ten years	2,782	2,638	869	841
Due after ten years	15,669	14,973	17,585	17,221
Total investment securities with scheduled maturities	18,916	18,077	19,607	19,220
Mortgage-backed securities	52,344	50,554	60,383	59,307
Total investment securities available for sale	$71,260	$68,631	$79,990	$78,527

The following table summarizes the securities gains (losses) recognized for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Gross gains	$—	$32	$65
Gross losses	—	(13)	(18)
Securities gains, net	$—	$19	$47

Note 4 - Other Investments

Federal Home Loan Bank of Atlanta stock, Federal Reserve Bank stock, Community Bankers' Bank stock and Pacific Coast Banker's Bank stock with a carrying value of $2,774 and $3,116 at December 31, 2018 and 2017, respectively, are stated at cost and included as other investments on the Company's consolidated balance sheets. These investments are considered to be restricted as the Company is required by these entities to hold these investments, and the only market for these investments is stock is the issuer.

Note 5  -  Loans and Allowance for Loan Losses

The composition of net loans is as follows:

	December 31, 2018	December 31, 2017
Real estate secured:
Residential 1-4 family	$165,109	$174,889
Multifamily	18,378	19,469
Construction and land loans	21,029	15,907
Commercial, owner occupied	96,224	82,121
Commercial, non-owner occupied	39,869	33,748
Second mortgages	4,054	4,684
Equity lines of credit	30,221	34,378
Farmland	12,149	13,188
Total real estate secured	387,033	378,384
Non-real estate secured:
Personal	12,754	14,192
Commercial	46,202	36,785
Agricultural	2,830	2,950
Total non-real estate secured	61,786	53,927
Gross loans	448,819	432,311
Less:
Allowance for loan losses	4,373	3,954
Net deferred fees	698	737
Loans, net	$443,748	$427,620

As of December 31, 2018, loans totaling $144,525 were pledged to the Federal Home Loan Bank of Atlanta to secure existing debt obligations and to provide additional borrowing capacity, compared to $130,773 at December 31, 2017.

The following table is an analysis of past due loans as of December 31, 2018:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,481	$819	$2,300	$162,809	$165,109	$105
Equity lines of credit	218	75	293	29,928	30,221	—
Multifamily	402	—	402	17,976	18,378	—
Farmland	754	—	754	11,395	12,149	—
Construction, land development, other land loans	16	—	16	21,013	21,029	—
Commercial real estate:
Owner-occupied	9	756	765	95,459	96,224	—
Non-owner-occupied	—	1,859	1,859	38,010	39,869	—
Second mortgages	—	—	—	4,054	4,054	—
Non-real estate secured
Personal	186	4	190	12,564	12,754	—
Commercial	82	114	196	46,006	46,202	2
Agricultural	—	—	—	2,830	2,830	—
Total	$3,148	$3,627	$6,775	$442,044	$448,819	$107

The following table is an analysis of past due loans as of December 31, 2017:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,092	$566	$1,658	$173,231	$174,889	$—
Equity lines of credit	—	—	—	34,378	34,378	—
Multifamily	—	—	—	19,469	19,469	—
Farmland	234	50	284	12,904	13,188	—
Construction, land development, other land loans	—	—	—	15,907	15,907	—
Commercial real estate:
Owner-occupied	11	708	719	81,402	82,121	—
Non-owner-occupied	—	—	—	33,748	33,748	—
Second mortgages	—	—	—	4,684	4,684	—
Non-real estate secured
Personal	211	23	234	13,958	14,192	—
Commercial	502	279	781	36,004	36,785	26
Agricultural	49	—	49	2,901	2,950	—
Total	$2,099	$1,626	$3,725	$428,586	$432,311	$26

Loans are considered delinquent when payments have not been made according to the terms of the contract. The accrual of interest on loans is generally discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection.  Additionally, in certain instances, loans that have been restructured or modified may also be classified as non-accrual per regulatory guidance until a satisfactory payment history has been established. Credit card loans and other personal loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following is a summary of non-accrual loans at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Real estate secured
Residential 1-4 family	$1,196	$887
Construction and land loans	8	—
Commercial real estate:
Owner-occupied	2,038	708
Non-owner-occupied	2,004	—
Equity lines of credit	75	—
Farmland	142	193
Non-real estate secured
Personal	26	23
Commercial	431	254
Total	$5,920	$2,065

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of December 31, 2018.

	Number	Balance
Residential real estate in the process of foreclosure	7	$1,304
Foreclosed residential real estate	9	785

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at December 31, 2018 and December 31, 2017.  The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of December 31, 2018 and December 31, 2017:

December 31, 2018	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$12,991	$—	$—	$724	$1,632	$131
Satisfactory	107,925	4,276	2,736	5,314	39,679	13,046
Acceptable	37,036	13,700	3,617	13,349	47,963	21,073
Special Mention	1,696	402	—	1,565	2,720	3,615
Substandard	5,461	—	5,796	77	4,230	2,004
Doubtful	—	—	—	—	—	—
Total	$165,109	$18,378	$12,149	$21,029	$96,224	$39,869

December 31, 2017	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$33,107	$—	$13	$2,870	$3,535	$295
Satisfactory	95,659	10,653	4,419	5,445	45,906	13,602
Acceptable	40,487	8,816	3,333	5,906	28,344	15,609
Special Mention	388	—	3,206	1,565	2,542	2,226
Substandard	5,248	—	2,217	121	1,661	2,016
Doubtful	—	—	—	—	133	—
Total	$174,889	$19,469	$13,188	$15,907	$82,121	$33,748

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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

The credit risk profile based on payment activity as of December 31, 2018:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$12,750	$34,200	$46,088	$2,830
Nonperforming (>90 days past due)	4	75	114	—
Total	$12,754	$34,275	$46,202	$2,830

The credit risk profile based on payment activity as of December 31, 2017:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$14,169	$39,062	$36,506	$2,950
Nonperforming (>90 days past due)	23	—	279	—
Total	$14,192	$39,062	$36,785	$2,950

The following tables reflect the Bank's impaired loans at December 31, 2018:

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,325	$4,325	$—	$5,862	$134
Equity lines of credit	7	7	—	28	—
Multifamily	402	402	—	201	—
Farmland	5,681	5,681	—	3,084	10
Construction, land development, other land loans	1,635	1,635	—	1,700	2
Commercial real estate- owner occupied	5,332	5,332	—	3,442	9
Commercial real estate- non owner occupied	—	—	—	32	—
Second mortgages	100	100	—	155	—
Non-real estate secured
Personal	—	—	—	48	9
Commercial	317	317	—	411	20
Agricultural	—	—	—	—	—
Total	$17,799	$17,799	$—	$14,963	$184

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$631	$631	$191	$353	$307
Equity lines of credit	105	105	80	53	6
Multifamily	—	—	—	—	—
Farmland	122	122	2	927	—
Construction, land development, other land loans	—	—	—	—	—
Commercial real estate- owner occupied	1,704	1,704	351	1,789	—
Commercial real estate- non owner occupied	3,686	3,686	844	3,789	45
Second mortgages	35	35	7	18	—
Non-real estate secured
Personal	18	18	7	10	—
Commercial	1,161	1,161	880	832	—
Agricultural	—	—	—	—	—
Total	$7,462	$7,462	$2,362	$7,771	$358

The following tables reflect the Bank's impaired loans at December 31, 2017:

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$7,398	$7,398	$—	$6,123	$279
Equity lines of credit	49	49	—	37	—
Multifamily	—	—	—	495	56
Farmland	486	486	—	586	42
Construction, land development, other land loans	1,765	1,765	—	1,753	67
Commercial real estate- owner occupied	1,552	1,552	—	3,677	22
Commercial real estate- non owner occupied	63	63	—	973	19
Second mortgages	209	209	—	198	3
Non real estate secured
Personal	95	95	—	55	—
Commercial and agricultural	504	504	—	274	—
Total	$12,121	$12,121	$—	$14,171	$488

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$74	$74	$11	$267	$24
Equity lines of credit	—	—	—	—	—
Multifamily	—	—	—	—	—
Farmland	1,731	1,731	257	962	13
Construction, land development, other land loans	—	—	—	183	24
Commercial real estate- owner occupied	1,873	1,873	465	1,506	—
Commercial real estate- non owner occupied	3,892	3,892	955	2,951	141
Second mortgages	—	—	—	9	—
Non real estate secured
Personal	2	2	2	27	—
Commercial and agricultural	502	502	418	568	4
Total	$8,074	$8,074	$2,108	$6,473	$402

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the years ended December 31, 2018 and December 31, 2017.

Year ended December 31, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2017	$133	—	$1	$1,636	$955	$12	$—	$54	$265	$383	$515	$3,954
Provision for credit losses	434	25	18	(510)	(60)	(26)	127	(44)	(115)	714	175	738
Charge-offs	117	—	—	123	—	5	—	1	197	347	—	790
Recoveries	(42)	—	(8)	(19)	—	(32)	—	(2)	(161)	(207)	—	(471)
Net charge-offs	75	—	(8)	104	—	(27)	—	(1)	36	140	—	319
Balance at December 31, 2018	$492	$25	$27	$1,022	$895	$13	$127	$11	$114	$957	$690	$4,373
Allowance allocated by impairment method:
Individually evaluated	$191	$—	$—	$351	$844	$7	$80	$2	$7	$880	$—	$2,362
Collectively evaluated	301	25	27	671	51	6	47	9	107	77	690	2,011
Loan balances by impairment method used:
Individually evaluated	$5,026	$412	$1,676	$7,066	$3,466	$135	$108	$5,938	$17	$1,417	$—	$25,261
Collectively evaluated	160,083	17,966	19,353	89,158	36,403	3,919	30,113	6,211	12,737	47,615	—	423,558
Balance at December 31, 2018	$165,109	$18,378	$21,029	$96,224	$39,869	$4,054	$30,221	$12,149	$12,754	$49,032	—	$448,819

Year ended December 31, 2017	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for Loan Losses:
Balance at December 31, 2016	$371	—	$21	$1,339	$445	$15	$27	$16	$802	$535	$1,258	$4,829
Provision for credit losses	(220)	—	(24)	1,025	509	(4)	(28)	36	(398)	(130)	(646)	120
Charge-offs	57	—	—	755	—	—	—	—	321	470	—	1,603
Recoveries	(39)	—	(4)	(27)	(1)	(1)	(1)	(2)	(182)	(448)	—	(705)
Net charge-offs	18	—	(4)	728	(1)	(1)	(1)	(2)	139	22	—	898
Reclassification of reserve for unfunded commitments	—	—	—	—	—	—	—	—	—	—	(97)	(97)
Balance at December 31, 2017	$133	$—	$1	$1,636	$955	$12	$—	$54	$265	$383	$515	$3,954
Allowance allocated by impairment method:
Individually evaluated	$11	$—	$—	$772	$955	$—	$—	$—	$2	$368	$—	$2,108
Collectively evaluated	122	—	1	864	—	12	—	54	263	15	515	1,846
Loan balances by impairment method used:
Individually evaluated	$7,472	$—	$1,766	$3,425	$3,954	$209	$49	$2,217	$97	$1,006	$—	$20,195
Collectively evaluated	167,417	19,469	14,141	78,696	29,794	4,475	34,329	10,971	14,095	38,729	—	412,116
Balance at December 31, 2017	$174,889	$19,469	$15,907	$82,121	$33,748	$4,684	$34,378	$13,188	$14,192	$39,735	—	$432,311

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring troubled debt restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $11,546 and $8,005 of loans categorized as TDRs as of December 31, 2018 and December 31, 2017, respectively. Interest is accrued on TDRs if the loan is not otherwise impaired and the full collection of principal and interest under the modified terms is deemed probable.

In the determination of the allowance for loan losses, management considers subsequent TDR defaults by adjusting the TDR loan risk grades. Defaults resulting in charge-offs affect the historical loss experience ratios which are a component of the allowance calculation. Additionally, specific reserves may be established on restructured loans evaluated individually.

The following table summarizes new TDRs during December 31, 2018. There were no new TDRs in the year ended December 31, 2017.

December 31, 2018	Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Below Market Rate
Residential 1-4 family	4	$639	$639
Farmland	4	768	768
Commercial real estate-owner occupied	3	1,107	1,107
Commercial real estate-non owner occupied	1	1,462	1,462
Commercial	1	120	120
Total below market rate	13	4,096	4,096

Total restructurings	13	$4,096	$4,096

There were no defaults of loans restructured in the previous 12 months in the years ended December 31, 2018 or December 31, 2017.

The Bank has engaged an external third party to perform its loan review function in order to identify weaknesses within the loan portfolio. The review, which seeks to cover 40 percent of loan balances each year, considers collateral, repayment history, guarantor strength, debt service coverage, and other relevant information on an individual and global level. These reviews consider borrower cash flow capacity, using financial statements, income tax returns and internally prepared interim statements for borrowers and guarantors. Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC. Collateral evaluation includes an inspection of the collateral file to determine if the Bank is properly secured. Collateral is discounted, when appropriate, to determine a stressed loan to value (LTV) ratio.
The Company also seeks to identify potential problem relationships through watch list reviews, which include reviews of past due data and other information that might be helpful in evaluating a particular loan relationship that is exhibiting stress. Watch list relationships display distinct characteristics including, but not limited to, late payments greater than 60 days, a low DSC calculation, bankruptcy filings, casualty losses, or other issues that would cause a perceived increase in the risk of loss to the Bank.

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

A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on a recent appraisal, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2018 and December 31, 2017, all of the total impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.

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

	Year ended December 31,
	2018	2017
Loans held for sale at end of period	$265	$4,808
Proceeds from sales of mortgage loans originated for sale	21,920	15,497
Gain on sales of mortgage loans originated for sale	315	1,942

Note 6 - Premises and Equipment / Real Estate Held for Sale

Premises and equipment include the following as of December 31, 2018 and December 31, 2017:

	2018	2017
Land	$7,238	$7,238
Buildings	14,976	14,520
Equipment	16,058	16,182
Gross investment in premises and equipment	38,272	37,940
Less: accumulated depreciation	20,825	19,608
Premises and equipment, net	$17,447	$18,332

Depreciation expense was $1,068 and $1,042 for 2018 and 2017, respectively.

Total rent expense for all operating leases amounted to $195 in 2018, compared to $212 in 2017.

Future minimum rental commitments for noncancellable operating leases with initial or remaining terms of one or more years consisted of the following as of December 31, 2018:

Year ended December 31
2019	$49
2020	37
2021	37
2022	15
Total	$138

The Company also reports real estate held for sale totaling $817 and $1,430 as of December 31, 2018 and December 31, 2017, respectively. Real estate held for sale includes vacant lots that were originally purchased for future branch expansion or bank operations.

Note 7 - Bank Owned Life Insurance

The Company maintains insurance on the lives of certain current and former directors and officers. As beneficiary, the Company receives the cash surrender value if the policy is terminated, and upon death of the insured, receives all benefits payable.  The current value of the policies at December 31, 2018 and 2017 was $15,022 and $14,679, respectively.

Note 8 - Income Taxes

The components of income tax expense (benefit) related to continuing operations are as follows:

	2018	2017
Federal:
Current	$—	$—
Deferred	949	5,694
Total	$949	$5,694

The Company's income tax expense differs from tax expense calculated at a statutory federal rate of 21 percent for 2018 and 34 percent for 2017 as follows:

	2018	2017
Statutory rate applied to income before income taxes	$954	$1,787
Tax exempt interest	(44)	(108)
Revaluation of deferred tax asset due to change in enacted federal income tax rate	—	3,960
Other, net	39	55
Income tax expense	$949	$5,694

The components of the net deferred tax asset (DTA) are as follows:

	2018	2017
Deferred tax asset:
Allowance for loan loss	$918	$830
Previous years AMT	742	742
Loss on other equity investments	—	—
Net operating loss carry-forwards (20 year carry-forward period) and other	4,565	5,571
Net unrealized loss on investment securities available-for-sale	552	423
Deferred tax asset	6,777	7,566
Deferred tax liability:
Depreciation	(251)	(405)
Net deferred tax asset	$6,526	$7,161

The DTA related to the Company's net operating losses represent future benefits that will expire in periods ranging from 2030 to 2036.

The Company evaluates the carrying amount of its DTA in accordance with the guidance provided in FASB ASC Topic 740 (ASC 740), in particular, applying the criteria set forth therein to determine whether it is more likely than not (i.e., a likelihood of more than 50 percent) that some portion, or all, of the DTA will not be realized within its life cycle, based on the weight of available evidence. In most cases, the realization of the DTA is dependent upon the Company generating a sufficient level of taxable income in future periods, which can be difficult to predict. If the Company's forecast of taxable income within the carry forward periods available under applicable law is not sufficient, the DTA could be impaired. Management considers the reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment.

Management periodically evaluates the carrying value of the Company's DTA in accordance with ASC 740, to determine whether a valuation allowance is required based upon circumstances and expectations then in existence. No valuation allowance was recorded as of December 31, 2018 or December 31, 2017.

Note 9 - Deposits

The composition of deposits is as follows:

	December 31, 2018	December 31, 2017
Non-interest bearing demand	$156,408	$148,633
Interest bearing demand	105,941	119,197
Savings deposits	105,110	104,390
Time deposits, in amounts of $100,000 or more	52,774	36,794
Other time deposits	82,583	89,769
Total deposits	$502,816	$498,783

The scheduled maturities of time deposits at December 31, 2018 are as follows:

Year	Amount
2019	$75,037
2020	22,236
2021	9,594
2022	10,769
2023	8,909
Thereafter	8,812
$135,357

Time deposits greater than $250 totaled $13,899 and $6,019 at December 31, 2018 and December 31, 2017, respectively.

Note 10 - Short-Term Borrowings and Long-Term Debt

Short-term borrowings at December 31, 2018 and December 31, 2017 include Federal Home Loan Bank advances that are secured by blanket liens on the Bank's 1-4 family residential mortgage loans, commercial mortgage loans and multifamily loans.

	Interest rate	December 31, 2018	December 31, 2017
FHLB advances maturing:
August 29, 2018	2.855%	$—	$5,000
August 29, 2018	2.733%	—	5,000
August 29, 2019	3.530%	12,500	—
August 29, 2019	3.700%	12,500	—
August 29, 2019	3.740%	5,000	—
Total		$30,000	$10,000

Long-term debt includes the following obligations as of December 31, 2018 and December 31, 2017:

	Interest rate	December 31, 2018	December 31, 2017
FHLB advances maturing:
August 29, 2019	3.53%	$—	$12,500
August 29, 2019	3.70%	—	12,500
August 29, 2019	3.74%	—	5,000
FHLB Affordable Housing Program payable	—%	93	146
Total		$93	$30,146

FHLB advances require quarterly interest payments.

Certain commercial real estate, multi-family, and residential mortgage loans, with a balance of $144,525 and $130,773 at December 31, 2018 and December 31, 2017, respectively, were pledged to the FHLB as collateral for short-term borrowings, long-term debt, and to secure additional available lines of credit.

Contractual principal maturities of long-term debt at December 31, 2018 are as follows:

2019	$53
2020	40
Total	$93

Note 11 - Off-Balance Sheet Activities

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

	December 31, 2018	December 31, 2017
Unfunded commitments	$49,588	$46,119
Commitments to extend credit	7,138	8,919
Standby letters of credit	3,477	991

These instruments contain credit risk for potential non-performance by the borrower following assumed funding of the commitment. The Bank uses the same credit policies in making commitments and conditional obligations that is used for instruments recorded on the consolidated balance sheet.

As of December 31, 2018, other liabilities included a $85 reserve for unfunded commitments, representing management's estimate of potential losses, compared to $97 as of December 31, 2017. These commitments also present interest rate risk.

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

During the third quarter of 2014, the Company conducted a rights offering to its existing shareholders other than directors and executive officers. The Company raised a total of $556 as a result of the offering. The Company down-streamed $400 of the $556 to the Bank in September of 2014. In October 2014, one of the private placement purchasers, TNH Financial Fund, LP, purchased another $183 of common and preferred stock which allowed them to maintain the same ownership percentage that was held immediately prior to the rights offering. Net proceeds received from the private placement issues and rights offering totaled $16,123.

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

During 2006, the Company's board of directors approved an equity compensation plan (the "2006 Plan"), which authorized up to 200,000 shares of common stock to be used for nonqualified stock options, stock appreciation rights, stock awards and stock units to directors, officers and employees. During September 2016, the Company granted 86,667 restricted shares of the Company's common stock pursuant to the 2006 Plan. The restricted shares were fully vested on the second anniversary of the award date and were expensed over the 2 year vesting period based on the grant date fair value of the shares. The 2006 Plan expired during 2016.

The Company did not grant any equity compensation in 2017.

On May 15, 2018, the shareholders of the Company approved the 2018 Restricted Stock Plan (the “2018 Plan”), which authorized the board's compensation committee (the “Compensation Committee”) to issue up to 250,000 shares of Company common stock in grants of restricted stock and restricted stock unit awards to eligible employees.

Effective July 27, 2018, the Compensation Committee approved a form of Restricted Stock Award Agreement (“Restricted Stock Award Agreement”). The Restricted Stock Award Agreement provides eligible Company employees the right to receive Company common stock (“Restricted Stock”) according to a time-based vesting schedule. The Restricted Stock is subject to various restrictions on transfer and risks of forfeiture that lapse upon vesting. The Restricted Stock Award Agreement provides for forfeiture of the award in certain cases of termination. Additionally, other events may accelerate the vesting of the restricted stock, such as the death or disability of the grantee or upon a change of control. During 2018, the Compensation Committee awarded 51,500 shares of the Company's common stock to be issued under the 2018 Plan (the "2018 Restricted Stock Awards"). The value of the 2018 Restricted Stock Awards is being recognized over the 5-year vesting period. During 2018, the Company recognized $56 of restricted stock expense resulting from the 2018 Restricted Stock Awards.

Effective July 27, 2018, the Compensation Committee approved the form of Performance Based Restricted Stock Award Agreement (the “Performance Based Restricted Stock Agreement”), pursuant to which each recipient will receive a specified target number of shares of restricted stock, each of which will represent the right to receive one share of the Company’s common stock, subject to the terms of the Performance Based Restricted Stock Agreement. Under the terms of the Performance Based Restricted Stock Agreement, the restricted shares will vest only if the Company meets certain specified targets: return of average equity, return on average assets, and earnings per share, in each case for the Performance Period. The Performance Based Restricted Stock Agreement provides for forfeiture of the Performance Based Restricted Stock in certain cases of termination. Additionally, other events may accelerate the vesting of the Performance Based Restricted Stock, such as the death or disability of the grantee or upon a change of control.

Note 13 - Stock and Net Income Per Share

Net income (loss) per common share is computed using the weighted average outstanding shares for the years ended December 31. The impact of restricted stock on net income per share is determined using the treasury stock method.

During 2014, the Company issued a total of 2,092,287 shares of Series A preferred stock. These preferred shares are non-voting mandatorily convertible non-cumulative preferred shares which are entitled to receive dividends equal to dividends paid on the Company's common shares. The Series A preferred shares will rank pari passu with the common stock with respect to all terms (other than voting), including, the payment of dividends or distributions, and payments and rights upon liquidation and dissolution. Diluted shares also include restricted stock awards made by the Company discussed in Note 12.

The following is a calculation of the basic and diluted net (loss) income per common share for 2018 and 2017:

	2018	2017
Net income (loss) available to common stockholders	$3,592	$(437)
Weighted average shares outstanding	8,199,000	8,199,000
Weighted average shares outstanding including assumed conversion of preferred stock and other potential stock	10,313,458	8,199,000
Basic net income (loss) per common share	$0.44	$(0.05)
Fully diluted net income (loss) per share (including convertible preferred shares outstanding)	$0.35	$(0.05)

At December 31, 2017, 2,092,287 shares of convertible preferred stock were not included in the diluted calculation as their effect would have been anti-dilutive.

Note 14 - Profit Sharing and Retirement Savings Plan

The Bank has a 401(k) savings plan available to substantially all employees meeting minimum eligibility requirements. Employees may elect to make voluntary contributions to the plan up to the maximum allowed by law. The Bank also matches 100 percent of the employee's initial 1 percent contribution and 50 percent of the next 5 percent.  The cost of Bank contributions under the savings plan was $156 and $190 in 2018 and 2017, respectively.

Note 15 - Restrictions on Cash

The Federal Reserve Bank requires the Bank to maintain reserve balances. The total of those reserve balances including available vault cash at December 31, 2018 and 2017 was $5,996 and $6,046 respectively.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy.

December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,836	$—	$12,836
Mortgage backed securities	—	50,554	—	50,554
SBA pools	—	5,241	—	5,241
Total available for sale securities	$—	$68,631	$—	$68,631

December 31, 2017
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,511	$—	$12,511
Mortgage backed securities	—	59,307	—	59,307
SBA pools	—	6,709	—	6,709
Total available for sale securities	—	$78,527	—	$78,527

Recurring - Derivatives

Beginning in 2017, the Company entered into interest rate swaps related to customer loan transactions to manage its interest rate risk. These interest rate swaps, which had a notional value of $12,890 as of December 31, 2018 and $7,902 at December 31, 2017, are considered to be derivative financial instruments and are recorded at fair value, based on third party pricing models that are sensitive to market observable data and are therefore classified as level 2 values. The fair value of derivative financial instruments totaled $38 as of December 31, 2018, compared to $45 at December 31, 2017.

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

The following table summarizes the Company's assets recorded at fair value on a non-recurring basis as of December 31, 2018 and December 31, 2017, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment in impaired loans requiring a specific allowance.

December 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$5,100	$5,100
OREO	—	—	2,212	2,212
Real estate held for sale	—	—	817	817

December 31, 2017	Level 1	Level 2	Level 3	Total Fair Value
Impaired loans	$—	$—	$5,967	$5,967
OREO	—	—	2,350	2,350
Real estate held for sale	—	—	1,430	1,430

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value:

		Quantitative Information about Level 3 Fair Value Measurements
	December 31,		Valuation Techniques	Unobservable Input (2)	Range
	2018	2017
Other real estate owned	$2,212	$2,350	Appraisals (1)	Appraisal adjustments	0% to 20%
				Liquidation expenses	0% to 10%
Real estate held for sale	$817	$1,430	Appraisals (1)	Appraisal adjustments	0% to 20%
				Liquidation expenses	0% to 10%
Impaired loans	$5,100	$5,967	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 100%
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 80%
				Liquidation expenses	0% to 12%
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
(2)  Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraised value.
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

Cash and Cash Equivalents
The carrying amount reported in the balance sheets for cash, short-term investments and federal funds sold approximates fair value. The fair value of cash and cash equivalents is measured using level 1 inputs.

Investment Securities Available for Sale
Fair values are determined in the manner described above. The fair value of investment securities available for sale is measured using level 2 inputs.

Other Investments
Other investments include Federal Home Loan Bank stock, Federal Reserve Bank stock, and investments in correspondent bank stock. The carrying value of those securities approximates fair value based on the redemption provisions of those Banks. The fair value of other investments is measured using level 2 inputs.

Loans
The fair value of loans represent the amount at which the loans of the Bank could be exchanged on the open market, based upon the current lending rate for similar types of lending arrangements discounted over the remaining life of the loans. For fixed rate loans and for variable rate loans with infrequent re-pricing or re-pricing limits, fair value is based on discounted cash flows using current market rates applied to the cash flow analysis. The fair value of loans is measured using level 3 inputs.

Deposits
The fair value of time deposits is based on discounted cash flows using current market rates applied to the cash flow analysis for each time deposit. Other non-maturity deposits are reported at their carrying values. The fair value of deposits is measured using level 2 inputs.
Short-Term Borrowings
Fair values of short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. Estimated maturity dates are also included in the calculation of fair value for these borrowings. The fair value of short-term borrowings is measured using level 2 inputs.

Long-term Debt
Rates currently available to the Company for debt with similar terms and remaining maturities or established call prices are used to estimate fair value of existing debt. The fair value of long-term debt borrowings is measured using level 2 inputs.

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

The carrying amounts and fair values of the Company's financial instruments at December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$27,016	$27,016	$27,016	$27,016
Securities available for sale	68,631	68,631	78,527	78,527
Other investments	2,774	2,774	3,116	3,116
Loans held for sale	697	697	4,808	4,808
Loans, net	443,748	429,289	427,620	429,467
Interest rate swaps	38	38	45	45
Deposits	502,816	422,570	498,783	424,664
Short-term borrowings	30,000	30,142	10,000	10,000
Long-term debt	93	89	30,243	30,780

Note 17 - Related Party Transactions

In the normal course of business, the Bank has made loans to its directors, officers and their affiliates. All loans and commitments made to such officers and directors and to companies in which they are officers or have significant ownership interest have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

The following table summarizes loans to related parties during the years ended December 31, 2018 and 2017:

	2018	2017
Balance, beginning of period	$1,885	$4,703
Additions	—	211
Reductions	(1,132)	(3,029)
Balance, end of period	$753	$1,885

Deposits from related parties held by the Bank at December 31, 2018 and 2017 were $349 and $1,156 respectively.

Note 18 - Minimum Regulatory Capital Requirements

Regulators of the Company's subsidiary, Highlands Union Bank (the "Bank"), have implemented risk-based capital guidelines that require compliance with certain minimum capital ratios as a percent of assets and other certain off-balance sheet items, which are adjusted for predefined credit risk factors.

Under rules previously enacted under BASEL III, the Bank was required to maintain a minimum common equity tier 1 ("CET1") ratio, increase the tier 1 risk-based ratio, change the risk weighting of certain assets for risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Under current regulations applicable to the Bank, the minimum capital ratios are: (1) CET1 capital ratio of 4.5 percent of risk-weighted assets (new); (2) tier 1 capital ratio of 6.0 percent of risk-weighted assets (increased from 4.0 percent): (3) total capital ratio of 8.0 percent of risk-weighted assets (unchanged); and (4) leverage ratio of 4.0 percent (unchanged). CET1 generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

As permitted under the final guidelines, the Bank has irrevocably elected to exclude accumulated other comprehensive income in our capital calculations. This election reduces the impact of market volatility on our regulatory capital.

In addition to the minimum CET1, tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5 percent of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The implementation of the new capital conservation buffer requirement began in January 2016 at 0.625 percent of risk-weighted assets and has increased each subsequent year. The fully-implemented capital conservation buffer became effective for the Bank in January 2019.

As of December 31, 2018, the Bank meets all capital ratio requirements, including the fully-implemented capital conservation buffer. The following table provides the Bank's actual and required capital amounts and ratios as of December 31, 2018 and December 31, 2017:

	Actual		To Be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Tier 1 leverage capital to total adjusted assets	$54,292	9.14%	$29,713	=> 5%
Common equity tier 1 capital to risk-weighted assets	54,292	12.31%	28,670	=> 6.5%
Tier 1 capital to risk-weighted assets	54,292	12.31%	35,286	=> 8%
Total capital to risk-weighted assets	58,665	13.30%	44,108	=> 10%

As of December 31, 2017:
Tier 1 leverage capital to total adjusted assets	49,547	8.36%	29,631	=> 5%
Common equity tier 1 capital to risk-weighted assets	49,547	12.15%	26,516	=> 6.5%
Tier 1 capital to risk-weighted assets	49,547	12.15%	32,635	=> 8%
Total capital to risk-weighted assets	53,501	13.11%	40,794	=> 10%

The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with assets under $1 billion.

Note 19 - Restrictions on Dividends

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

Currently, the Company and Bank are prohibited from paying dividends unless regulatory approval is obtained (See Note 2 Formal Written Agreement).

Note 20 - Other Operating Income and Other Operating Expense

Other operating income and other operating expense that exceed 1 percent of the total of interest income and noninterest income include the following:

	2018	2017
Other noninterest income includes:
BOLI income	$342	$365

Other noninterest expense includes:
Software licensing/maintenance	$1,467	$1,300
FDIC insurance	425	488
Other insurance	435	390
Other contracted services	561	466
Bank franchise taxes	480	474
Write-down of real estate held for sale	235	—
Audit	457	332
Printing and postage	379	385
Legal	466	113
All other items	1,943	1,866
Other noninterest expense	$6,848	$5,814

Note 21 - Condensed Parent Company Financial Statements

The condensed financial statements below relate to Highlands Bankshares, Inc., as of December 31, 2018 and 2017, and for the years then ended. Equity in undistributed earnings of subsidiary includes the change in unrealized gains or losses on securities, net of tax.

CONDENSED BALANCE SHEETS
	December 31, 2018	December 31, 2017
ASSETS
Cash	$215	$215
Other investments	102	102
Equity in subsidiary	56,324	53,487
Total assets	$56,641	$53,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Stockholders' equity	$56,641	$53,804
Total liabilities and stockholders' equity	$56,641	$53,804

CONDENSED STATEMENTS OF INCOME
	Year ended December 31,
	2018	2017
Interest and dividend income	$5	$5
Operating expense	(196)	(255)
Loss before income tax benefit	(191)	(250)
Income tax benefit	40	85
Equity in undistributed (loss) earnings of subsidiary	3,743	(272)
Net (loss) income	$3,592	$(437)

CONDENSED STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,592	$(437)
Adjustments to reconcile net income to net cash Used in operating activities:
Restricted stock expense	197	221
Equity in undistributed loss (earnings) of subsidiary	(3,743)	272
Decrease (increase) in other assets	(46)	(65)
Net cash provided (used) in operating activities	—	(9)
Net increase in cash and cash equivalents	—	(9)
Cash and cash equivalents at beginning of year	215	224
Cash and cash equivalents at end of year	$215	$215

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

There have not been any changes in the Company's internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2018 based on the framework set forth in the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its evaluation, management concluded that, as of December 31, 2018, Highlands Bankshares Inc.'s internal control over financial reporting was effective.

Item 9B. Other Information

None

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "The Nominees," "Executive Officers Who Are Not Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "The Board of Directors and its Committees" and "Code of Ethics" in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Executive Compensation" in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading "Transactions with Related Parties" and "The Board of Directors and its Committees" in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the headings "Services and Fees" and "Pre-Approved Policies and Procedures" in the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated herein by reference.

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

21	Subsidiaries of the Corporation (filed herewith)
23	Consent of Brown, Edwards & Company, L.L.P. (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer of the Corporation (filed herewith)
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith)
32.2	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350 (filed herewith)
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC (Registrant)

Date: March 28, 2019	By:	/s/ Timothy K. Schools
Timothy K. Schools, President and Chief Executive Officer

Date: March 28, 2019		/s/ John H. Gray
John H. Gray, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
Chairman of the Board of Directors
/s/ Robert W. Moser, Jr. *		March 28, 2019
Robert W. Moser, Jr.
Chief Executive Officer (principal executive officer) and Director
/s/ Timothy K. Schools		March 28, 2019
Timothy K. Schools
Chief Financial Officer (principal accounting officer)
/s/ John H. Gray		March 28, 2019
John H. Gray

/s/ E. Sutton Bacon, Jr.	Director	March 28, 2019
E. Sutton Bacon, Jr.

/s/ E. Craig Kendrick *	Director	March 28, 2019
E. Craig Kendrick

/s/ Jon C. Lundberg *	Director	March 28, 2019
Jon C. Lundberg

/s/ Charles D. Meade, III *	Director	March 28, 2019
Charles D. Meade, III

/s/ Charles P. Olinger *	Director	March 28, 2019
Charles P. Olinger

/s/ Edward M. Rosinus *	Director	March 28, 2019
Edward M. Rosinus
* Robert M. Little, Jr. hereby signs this Annual Report on Form 10-K on March 28, 2019 on behalf of the indicated persons for whom he is attorney-in-fact pursuant to a Power of Attorney filed herewith.

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

21	Subsidiaries of the Corporation (filed herewith)
23	Consent of Brown, Edwards & Company, L.L.P. (filed herewith)
24	Power of Attorney (filed herewith)
31.1	Section 302 Certification of Chief Executive Officer (filed herewith)
31.2	Section 302 Certification of Chief Financial Officer of the Corporation (filed herewith)
32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. § 1350 (filed herewith)
32.2	Statement of Chief Financial Officer of the Corporation Pursuant to 18 U.S.C. § 1350 (filed herewith)
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).