Form 10-Q
period 2019-03-31
HIGHLANDS BANKSHARES INC /VA/
filed 2019-05-15
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,250,728 shares of common stock, par value $0.625 per share, outstanding as of May 15, 2019.

Highlands Bankshares, Inc.
Form 10-Q
For the Quarter Ended March 31, 2019

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$23,544	$19,965
Federal funds sold	31,634	10,101
Total cash and cash equivalents	55,178	30,066
Investment securities available for sale (amortized cost $69,104 at March 31, 2019, $71,260 at December 31, 2018)	67,558	68,631
Other investments, at cost	2,770	2,774
Loans held for sale	1,727	265
Loans	442,236	448,121
Allowance for loan losses	(4,096)	(4,373)
Net loans	438,140	443,748
Premises and equipment, net	17,367	17,447
Real estate held for sale	600	817
Deferred tax assets	6,017	6,526
Interest receivable	1,706	1,617
Bank-owned life insurance	15,113	15,022
Other real estate owned	2,886	2,212
Other assets	3,306	2,816
Total assets	$612,368	$591,941
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$149,876	$156,408
Interest bearing	370,823	346,408
Total deposits	520,699	502,816
Interest, taxes and other liabilities	3,033	2,391
Short-term borrowings	30,000	30,000
Long-term debt	80	93
Total liabilities	553,812	535,300
STOCKHOLDERS' EQUITY
Common stock (8,251 shares issued and outstanding at March 31, 2019 and December 31, 2018)	5,156	5,156
Preferred stock (2,092 shares issued and outstanding at March 31, 2019 and December 31, 2018)	4,184	4,184
Additional paid-in capital	19,292	19,277
Retained earnings	31,191	30,131
Accumulated other comprehensive loss	(1,267)	(2,107)
Total stockholders' equity	58,556	56,641
Total liabilities and stockholders' equity	$612,368	$591,941

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Loans receivable and fees on loans	$5,653	$5,315
Investment securities	412	478
Federal funds sold	141	70
Total interest income	6,206	5,863
INTEREST EXPENSE
Deposits	824	463
Other borrowed funds	273	364
Total interest expense	1,097	827
Net interest income	5,109	5,036
Provision for loan losses	103	172
Net interest income after provision for loan losses	5,006	4,864
NONINTEREST INCOME
Service charges on deposit accounts	342	337
Other service charges, commissions and fees	339	419
Mortgage banking income	48	100
Other operating income	161	226
Total noninterest income	890	1,082
NONINTEREST EXPENSE
Salaries and employee benefits	2,416	2,403
Occupancy and equipment expense	615	731
Foreclosed assets – write-down and operating expenses	50	131
Other operating expense	1,473	1,901
Total noninterest expense	4,554	5,166
Income before income taxes	1,342	780
Income tax expense (Note 5)	282	170
Net income	$1,060	$610
Net income per common share (Note 7)
Basic	$0.13	$0.07
Fully diluted	0.10	0.06

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$1,060	$610
Other comprehensive income (loss)
Unrealized gains (losses) on securities during the period	1,083	(1,297)
Less: reclassification adjustment	—	—
Other comprehensive income (loss) before tax	1,083	(1,297)
Income tax (expense) benefit related to other comprehensive income (loss)	(243)	271
Other comprehensive income (loss)	840	(1,026)
Comprehensive income (loss)	$1,900	$(416)

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,060	$610
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	103	172
Depreciation and amortization	342	401
Provision for deferred tax assets	266	170
Restricted stock expense	15	56
Originations of loans held for sale	(2,656)	(7,651)
Proceeds from loans held for sale	1,194	10,664
Increase (decrease) in interest receivable	(89)	210
Valuation adjustment of real estate held for sale	—	60
Valuation adjustment of other real estate owned	—	90
(Increase) decrease in other assets	(590)	52
Increase in interest, taxes and other liabilities	642	590
Net cash provided by operating activities	287	5,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from maturities of securities	2,052	2,965
Redemptions of other investments	—	323
Net decrease in loans	4,751	117
Proceeds from sales of other real estate owned	90	156
Proceeds from sale of real estate held for sale	217	—
Premises and equipment expenditures	(155)	(82)
Net cash provided by investing activities	6,955	3,479
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in time deposits	14,293	(13,922)
Net increase in demand, savings and other deposits	3,590	25,137
Net change in short-term borrowings	—	(10,000)
Decrease in long-term debt	(13)	(13)
Net cash provided by financing activities	17,870	1,202
Net change in cash and cash equivalents	25,112	10,105
Cash and cash equivalents at beginning of period	30,066	30,797
Cash and cash equivalents at end of period	$55,178	$40,902
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the period for interest	$2,183	$860
Cash payments during the period for income taxes	—	—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	754	65
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Balance December 31, 2017	8,199	$5,124	2,092	$4,184	$19,113	$26,539	$(1,156)	$53,804
Net income	—	—	—	—	—	610	—	610
Other comprehensive income	—	—	—	—	—	—	(1,026)	(1,026)
Stock-based compensation	—	—	—	—	56	—	—	56
Balance March 31, 2018	8,199	$5,124	2,092	$4,184	$19,169	$27,149	$(2,182)	$53,444
Balance December 31, 2018	8,251	$5,156	2,092	$4,184	$19,277	$30,131	$(2,107)	$56,641
Net income	—	—	—	—	—	1,060	—	1,060
Other comprehensive income	—	—	—	—	—	—	840	840
Stock-based compensation	—	—	—	—	15	—	—	15
Balance March 31, 2019	8,251	$5,156	2,092	$4,184	$19,292	$31,191	$(1,267)	$58,556

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2018 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2018 Form 10-K. The results of operations for the three-month period ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$13,583	$48	$426	$13,205
Mortgage backed securities	50,355	21	1,041	49,335
SBA pools	5,166	—	148	5,018
	$69,104	$69	$1,615	$67,558

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$13,590	$9	$763	$12,836
Mortgage backed securities	52,344	8	1,798	50,554
SBA pools	5,326	—	85	5,241
	$71,260	$17	$2,646	$68,631

Investment securities available for sale with a fair value of $37,923 and $37,448 at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.
The following table presents the age of gross unrealized losses and fair value by investment category:

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$—	$—	$8,857	$426	$8,857	$426
Mortgage-backed securities	228	—	45,766	1,041	45,994	1,041
SBA pools	—	—	5,053	148	5,053	148
Total	$228	$—	$59,676	$1,615	$59,904	$1,615

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$3,608	$73	$7,791	$690	$11,399	$763
Mortgage-backed securities	2,319	8	46,661	1,790	48,980	1,798
SBA pools	—	—	5,218	85	5,218	85
Total	$5,927	$81	$59,670	$2,565	$65,597	$2,646

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of March 31, 2019 and December 31, 2018, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at March 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value

Investment securities with scheduled maturities:
Due in one year or less	$87	$88	$98	$100
Due after one year through five years	394	394	367	366
Due after five years through ten years	3,280	3,175	2,782	2,638
Due after ten years	14,988	14,566	15,669	14,973
Total investment securities with scheduled maturities	18,749	18,223	18,916	18,077
Mortgage-backed securities	50,355	49,335	52,344	50,554
Total investment securities available for sale	$69,104	$67,558	$71,260	$68,631

There were no gains or losses on the sales of investment securities during the first three months of 2019 or 2018.

Note 4  -  Loans and Allowance for Loan Losses

 The composition of net loans is as follows:

	March 31, 2019	December 31, 2018
Real estate secured:
Residential 1-4 family	$165,506	$165,109
Multifamily	18,704	18,378
Construction and land loans	22,051	21,029
Commercial, owner occupied	95,301	96,224
Commercial, non-owner occupied	38,731	39,869
Second mortgages	4,019	4,054
Equity lines of credit	29,179	30,221
Farmland	10,047	12,149
Total real estate secured	383,538	387,033
Non-real estate secured
Personal	11,447	12,754
Commercial	44,825	46,202
Agricultural	3,107	2,830
Total non-real estate secured	59,379	61,786
Gross loans	442,917	448,819
Less:
Allowance for loan losses	4,096	4,373
Net deferred fees	681	698
Loans, net	$438,140	$443,748

The following table is an analysis of past due loans as of March 31, 2019:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,840	$604	$2,444	$163,062	$165,506	$212
Equity lines of credit	83	—	83	29,096	29,179	—
Multifamily	—	402	402	18,302	18,704	—
Farmland	215	341	556	9,491	10,047	—
Construction, land development, other land loans	70	15	85	21,966	22,051	—
Commercial real estate:
Owner-occupied	27	606	633	94,668	95,301	—
Non-owner-occupied	—	1,316	1,316	37,415	38,731	—
Second mortgages	—	—	—	4,019	4,019	—
Non-real estate secured
Personal	111	27	138	11,309	11,447	2
Commercial	235	106	341	44,484	44,825	—
Agricultural	—	—	—	3,107	3,107	—
Total	$2,581	$3,417	$5,998	$436,919	$442,917	$214

The following table is an analysis of past due loans as of December 31, 2018:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,481	$819	$2,300	$162,809	$165,109	$105
Equity lines of credit	218	75	293	29,928	30,221	—
Multifamily	402	—	402	17,976	18,378	—
Farmland	754	—	754	11,395	12,149	—
Construction, land development, other land loans	16	—	16	21,013	21,029	—
Commercial real estate:
Owner-occupied	9	756	765	95,459	96,224	—
Non-owner-occupied	—	1,859	1,859	38,010	39,869	—
Second mortgages	—	—	—	4,054	4,054	—
Non-real estate secured
Personal	186	4	190	12,564	12,754	—
Commercial	82	114	196	46,006	46,202	2
Agricultural	—	—	—	2,830	2,830	—
Total	$3,148	$3,627	$6,775	$442,044	$448,819	$107

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

The following is a summary of non-accrual loans at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Real estate secured
Residential 1-4 family	$726	$1,196
Multifamily	402	—
Construction and land loans	15	8
Commercial real estate:
Owner-occupied	1,874	2,038
Non-owner-occupied	1,460	2,004
Farmland	484	142
Non-real estate secured
Personal	26	26
Commercial and agricultural	407	431
Total	$5,394	$5,920

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of March 31, 2019.

	Number	Balance
Real estate in the process of foreclosure	6	$1,488
Foreclosed residential real estate	13	997

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at March 31, 2019 and December 31, 2018. The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of March 31, 2019 and December 31, 2018:

March 31, 2019	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$12,403	$—	$—	$595	$185	$128
Satisfactory	92,109	5,249	2,243	4,949	39,114	12,699
Acceptable	54,685	12,301	2,796	14,857	49,622	20,562
Special Mention	1,206	752	—	1,565	2,330	3,882
Substandard	5,103	402	5,008	85	4,050	1,460
Doubtful	—	—	—	—	—	—
Total	$165,506	$18,704	$10,047	$22,051	$95,301	$38,731

December 31, 2018	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$12,991	$—	$—	$724	$1,632	$131
Satisfactory	107,925	4,276	2,736	5,314	39,679	13,046
Acceptable	37,036	13,700	3,617	13,349	47,963	21,073
Special Mention	1,696	402	—	1,565	2,720	3,615
Substandard	5,461	—	5,796	77	4,230	2,004
Doubtful	—	—	—	—	—	—
Total	$165,109	$18,378	$12,149	$21,029	$96,224	$39,869

Explanation of credit grades:
Quality-This grade is reserved for the Bank's top quality loans. These loans have excellent sources of repayment, with no significant identifiable risk of collection.  Generally, loans assigned this rating will demonstrate the following characteristics:

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
Special Mention-This grade is given to Watch List loans that include the following characteristics:

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
Doubtful-Loans classified Doubtful have all the weaknesses inherent in loans classified Substandard, plus the added characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable. The ability of the borrower to service the debt is extremely weak, overdue status is constant, the debt has been placed on non-accrual status, and no definite repayment schedule exists.
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of March 31, 2019:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$11,420	$33,198	$44,719	$3,107
Nonperforming (>90 days past due)	27	—	106	—
Total	$11,447	$33,198	$44,825	$3,107

Credit Risk Profile based on payment activity as of December 31, 2018:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$12,750	$34,200	$46,088	$2,830
Nonperforming (>90 days past due)	4	75	114	—
Total	$12,754	$34,275	$46,202	$2,830

The following tables reflect the Bank's impaired loans at March 31, 2019:

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,338	$4,338	$—	$4,332	$4
Equity lines of credit	—	—	—	4	—
Multifamily	—	—	—	201	—
Farmland	5,008	5,008	—	5,345	—
Construction, land development, other land loans	1,635	1,635	—	1,635	1
Commercial real estate- owner occupied	3,606	3,606	—	4,469	—
Commercial real estate- non owner occupied	—	—	—	—	—
Second mortgages	285	285	—	193	—
Non-real estate secured
Personal	—	—	—	—	12
Commercial and agricultural	306	306	—	312	1
Total	$15,178	$15,178	$—	$16,491	$18

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$529	$529	$91	$302	$—
Equity lines of credit	67	67	26	34	—
Multifamily	422	422	65	211	—
Farmland	—	—	—	866	—
Construction, land development, other land loans	—	—	—	—	—
Commercial real estate- owner occupied	1,702	1,702	549	1,788	—
Commercial real estate- non owner occupied	3,062	3,062	871	3,477	—
Second mortgages	35	35	6	18	—
Non-real estate secured
Personal	17	17	6	10	—
Commercial and agricultural	1,181	1,181	895	842	—
Total	$7,015	$7,015	$2,509	$7,548	$—

The following tables reflect the Bank's impaired loans at December 31, 2018:

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,325	$4,325	$—	$5,862	$134
Equity lines of credit	7	7	—	28	—
Multifamily	402	402	—	201	—
Farmland	5,681	5,681	—	3,084	10
Construction, land development, other land loans	1,635	1,635	—	1,700	2
Commercial real estate- owner occupied	5,332	5,332	—	3,442	9
Commercial real estate- non owner occupied	—	—	—	32	—
Second mortgages	100	100	—	155	—
Non real estate secured
Personal	—	—	—	48	9
Commercial and agricultural	317	317	—	411	20
Total	$17,799	$17,799	$—	$14,963	$184

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$631	$631	$191	$353	$307
Equity lines of credit	105	105	80	53	6
Multifamily	—	—	—	—	—
Farmland	122	122	2	927	—
Construction, land development, other land loans	—	—	—	—	—
Commercial real estate- owner occupied	1,704	1,704	351	1,789	—
Commercial real estate- non owner occupied	3,686	3,686	844	3,789	45
Second mortgages	35	35	7	18	—
Non real estate secured
Personal	18	18	7	10	—
Commercial and agricultural	1,161	1,161	880	832	—
Total	$7,462	$7,462	$2,362	$7,771	$358

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the three-month periods ended March 31, 2019 and March 31, 2018.

Three months ended March 31, 2019	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2018	$492	$25	$27	$1,022	$895	$13	$127	$11	$114	$957	$690	$4,373
Provision expense (credit) for credit losses	136	65	(1)	67	166	(3)	62	(4)	(10)	53	(428)	103
Charge-offs	167	—	—	—	92	—	75	—	42	156	—	532
Recoveries	(5)	—	(2)	—	(1)	(1)	—	—	(29)	(114)	—	(152)
Net charge-offs (recoveries)	162	—	(2)	—	91	(1)	75	—	13	42	—	380
Balance at March 31, 2019	$466	$90	$28	$1,089	$970	$11	$114	$7	$91	$968	$262	$4,096
Allowance allocated by impairment method:
Individually evaluated	$91	$65	$—	$549	$871	$6	$26	$—	$6	$895	$—	$2,509
Collectively evaluated	375	25	28	540	99	5	88	7	85	73	262	1,587
Loan balances by impairment method used:
Individually evaluated	$4,867	$422	$1,635	$5,308	$3,062	$320	$67	$5,008	$17	$1,487	$—	$22,193
Collectively evaluated	160,639	18,282	20,416	89,993	35,669	3,699	29,112	5,039	11,430	46,445	—	420,724
Balance at March 31, 2019	$165,506	$18,704	$22,051	$95,301	$38,731	$4,019	$29,179	$10,047	$11,447	$47,932	—	$442,917

Three months ended March 31, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2017	$133	$—	$1	$1,636	$955	$12	$—	$54	$265	$383	$515	$3,954
Provision for credit losses	3	3	2	(219)	(167)	(3)	6	139	21	(136)	523	172
Charge-offs	—	—	—	95	—	5	—	—	88	149	—	337
Recoveries	(8)	—	(1)	(17)	—	—	—	(1)	(30)	(154)	—	(211)
Net charge-offs (recoveries)	(8)	—	(1)	78	—	5	—	(1)	58	(5)	—	126
Balance at March 31, 2018	$144	$3	$4	$1,339	$788	$4	$6	$194	$228	$252	$1,038	$4,000
Allowance allocated by impairment method:
Individually evaluated	$19	$—	$—	$516	$782	$—	$—	$192	$24	$233	$—	$1,766
Collectively evaluated	125	3	4	823	6	4	6	2	204	19	1,038	2,234
Loan balances by impairment method used:
Individually evaluated	$5,269	$—	$1,677	$3,194	$3,835	$122	$35	$2,200	$21	$1,509	$—	$17,862
Collectively evaluated	166,462	18,157	15,256	78,957	30,602	4,548	35,533	10,777	13,596	40,227	—	414,115
Balance at March 31, 2018	$171,731	$18,157	$16,933	$82,151	$34,437	$4,670	$35,568	$12,977	$13,617	$41,736	—	$431,977

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $9,255 and $11,546 of loans categorized as troubled debt restructurings as of March 31, 2019 and December 31, 2018, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following table identifies restructurings completed during the three-month period ended March 31, 2019 that represent new TDRs.

Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Below Market Rate
Farmland	1	$754	$754

Total restructurings	1	$754	$754

The following table identifies restructurings completed during the three-month period ended March 31, 2018 that represented new TDRs.

Below Market Rate
Residential 1-4 family	1	$162	$162
Commercial real estate-owner occupied	1	1,479	1,479
Total	2	$1,641	$1,641

There were no defaults in the three-month periods ending March 31, 2019 and March 31, 2018 of TDRs modified in the previous 12 months.

The Bank has engaged an external third party to perform its loan review function in order to identify weaknesses within the loan portfolio. The review, which seeks to cover 25 percent of loan balances each year, considers collateral, repayment history, guarantor strength, debt service coverage, and other relevant information on an individual and global level. These reviews consider borrower cash flow capacity, using financial statements, income tax returns and internally prepared interim statements for borrowers and guarantors. Debt service coverage (DSC) is calculated on each individual customer, or guarantor, as well as the aggregate or global DSC. Collateral evaluation includes an inspection of the collateral file to determine if the Bank is properly secured. Collateral is discounted, when appropriate, to determine a stressed loan to value (LTV) ratio.
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
A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on a recent appraisal, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2019 and December 31, 2018, all impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.
For ASC 310 loans that are individually evaluated and found to be impaired (primarily those designated as Substandard and Doubtful), the associated ALLL will be based upon one of the three impairment measurement methods specified within ASC 310:

•	the present value of expected future cash flows discounted at the loans' effective interest rate;

•	the loan's observable fair value; or

•	the fair value of the collateral
For impaired loans valued based on collateral value, the collateral value is adjusted for age and condition of the security, and, for real estate, adjusted for condition, location, and age of the most current appraisal. If the adjusted value of the collateral is less than the current principal balance, the difference is designated as direct exposure for loan loss calculations. The total balance of unsecured loans is considered as direct exposure.
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

•
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

•
External economic factors - Economic conditions have a significant impact on Company's loan portfolio because deteriorating conditions can adversely impact both collateral values and the customer's ability to service debt. Management has selected the following external factors as indicators of economic conditions:

a. National GDP growth rate
b. Local unemployment rates
c. Prime interest rate
The values for external factors are updated on a quarterly basis based on current data.

•	Internal process factors - Internal factors that influence loss rates as a result of risk management and control practices include the following:
a. Past-due loans
b. Non-accrual loans
c. Commercial real estate concentrations
d. Loan volume
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

	Three months ended March 31,
	2019	2018
Loans held for sale at end of period	$1,727	$1,795
Proceeds from sales of mortgage loans originated for sale	1,194	10,664
Gain on sales of mortgage loans originated for sale	48	100

Note 5  -  Income Taxes

Income tax expense at statutory rates for the three-month periods ended March 31, is provided below, with adjustments needed to determine income tax expense recorded in the consolidated statements of income.

	Three months ended March 31,
	2019	2018
Tax expense (benefit) at statutory rate	$282	$164
Increase (decrease) in tax expense resulting from:
Tax-exempt interest	(29)	(27)
Other, net	29	33
Income tax expense	$282	$170
Statutory corporate federal income tax rate	21%	21%

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

The following table presents the capital ratios for the Bank only.

	March 31, 2019	December 31, 2018
Tier 1 leverage	9.22%	9.14%
Tier 1 risk-based	12.94%	12.31%
Total risk-based	13.90%	13.30%
Common equity tier 1	12.94%	12.31%

Note 7 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three month periods ended March 31, 2019 and 2018. The following provides information for the calculation of basic and diluted earnings per common share:

	Three months ended March 31,
(thousands, except per share information)	2019	2018
Net income available to common stockholders	$1,060	$610
Weighted average common shares outstanding	8,199	8,199
Total shares outstanding including assumed conversion of preferred securities	10,343	10,292
Basic earnings per common share	$0.13	$0.07
Fully diluted earnings per share (including convertible preferred shares outstanding and restricted stock)	0.10	0.06
At the 2018 annual meeting, stockholders approved the 2018 Restricted Stock Plan, which authorized the board's Compensation Committee to issue up to 250,000 shares of Common Stock in grants of restricted stock and restricted stock unit awards to eligible employees. A total of 51,500 shares have been issued under the 2018 Restricted Stock Plan as of March 31, 2019.

Note 8 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit.
At March 31, 2019, unused commitments totaled $58,165, compared to $56,726 at December 31, 2018. Standby letters of credit totaled $1,977 at March 31, 2019 and $3,477 at December 31, 2018.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy.

March 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$13,205	$—	$13,205
Mortgage backed securities	—	49,335	—	49,335
SBA pools	—	5,018	—	5,018
Total available for sale securities	$—	$67,558	$—	$67,558

December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,836	$—	$12,836
Mortgage backed securities	—	50,554	—	50,554
SBA pools	—	5,241	—	5,241
Total available for sale securities	$—	$68,631	$—	$68,631

Recurring - Derivatives
The Company has entered into interest rate swaps related to customer loan transactions to manage its interest rate risk. Interest rate swaps, which had a notional value of $12,890 as of March 31, 2019 and December 31, 2018, are recorded at fair value, based on third party pricing models that are sensitive to market observable data and are therefore classified as level 2 values. The fair value of derivative financial instruments as of March 31, 2019 totaled $83, compared to $38 at December 31, 2018.

Non Recurring - Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2019 and December 31, 2018, all of the total impaired loans were evaluated based on the fair value of the collateral or the present value of the future cash flows. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company's assets at fair value on a non-recurring basis as of March 31, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

March 31, 2019	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$4,506	$4,506
OREO	—	—	2,886	2,886
Real estate held for sale	—	—	600	600

December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,100	$5,100
OREO	—	—	2,212	2,212
Real estate held for sale	—	—	817	817

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value:

		Quantitative Information about Level 3 Fair Value Measurements
	12/31/18	3/31/2019	Valuation Techniques	Unobservable Input (2)	Range
OREO, net	$2,212	$2,886	Appraisal of collateral (1)	Appraisal adjustments	0% to 20%
				Liquidation expenses	0% to 10%
Real estate held for sale	$817	$600	Appraisal of collateral (1)	Appraisal adjustments	0% to 20%
				Liquidation expenses	0% to 10%
Impaired loans	$5,100	$4,506	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 100%
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 80%
				Liquidation expenses	0% to 12%

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

The carrying amounts and fair values of the Company's financial instruments at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$55,178	$55,178	$30,066	$30,066
Securities available for sale	67,558	67,558	68,631	68,631
Other investments	2,770	2,770	2,774	2,774
Loans, net	438,140	425,870	443,748	429,289
Interest rate swaps	83	83	38	38
Deposits	520,699	451,312	502,816	422,570
Other short-term borrowings	30,000	30,106	30,000	30,142
Long-term debt	80	77	93	89

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

Critical Accounting Policies

The financial condition and results of operations presented in the Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements and management's discussion and analysis are, to a large degree, dependent upon the accounting policies of the Company. The selection and application of these accounting policies involve judgments, estimates, and uncertainties that are susceptible to change. For a discussion of the Company's critical accounting policies related to its allowance for loan losses and other than temporary impairment, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Consolidated net income totaled $1.1 million for the three-month period ended March 31, 2019, compared to $610,000 for the three-month period ended March 31, 2018.

The following table provides summarized income statements for the three-month periods ended March 31, 2019.

	Three months ended March 31,
	2019	2018
Net interest income	$5,109	$5,036
Provision expense	103	172
Noninterest income	890	1,082
Noninterest expense	4,554	5,166
Income before income taxes	1,342	780
Income tax expense	282	170
Net income	$1,060	$610

Comparison of First Quarter 2019 to First Quarter 2018

Net interest income for the three-month period ended March 31, 2019 increased $73,000 or 1.4 percent compared to the three months ended March 31, 2018 primarily due to improved loan interest income and lower FHLB interest expense.

Average loan balances for the three months ended March 31, 2019 increased $13.7 million or 3.2 percent compared to the three month period ended March 31, 2018. Average securities balances declined $9.9 million or 12.48 percent during the same period. The yield on average interest-earning assets was 4.69 percent for the three-month period ended March 31, 2019 compared to 4.41 percent in the same period of 2018.

Average interest-bearing liabilities increased $3.6 million in the three months ended March 31, 2019,when compared to the same period of 2018 due to deposit growth, which more than offset the impact of FHLB advances repayments. The average rate on interest-bearing liabilities increased from 0.86 percent in the three month period ended March 31, 2018, to 1.13 percent for the three months ended March 31, 2019 due to upward pressure on deposit rates during 2018.

The net interest margin improved from 3.78 percent in the three month period ended March 31, 2018, to 3.86 percent for the three months ended March 31, 2019, the combined impact of repayment of the FHLB advances, favorable changes in asset mix, and higher market rates.

The provision for loan losses for the three-month period ended March 31, 2019 totaled $103,000, compared to $172,000 during the corresponding period of 2018. Net charge-offs for the three-month period ended March 31, 2019 totaled $380,000 compared to net charge-offs of $126,000 recorded during the same period of 2018. Net charge-offs during the first quarter of 2019 represent 0.34 percent of loans outstanding.

During the first quarter of 2019, noninterest income decreased $192,000 compared to the corresponding period for 2018, due to lower service charge, credit card and merchant income. Service charges on deposit accounts declined due to lower overdraft fees. Other service charges, commissions and fees decreased $80,000 as compared to the same period of 2018, primarily due to lower credit card interchange and merchant income.

Total noninterest expense for the three-month period ended March 31, 2019 decreased $612,000 from the comparable period in 2018. Salaries and employee benefits increased $13,000 for the three months ended March 31, 2019 as compared to the prior year period. Occupancy expense was down due to lower rental expense associated with the mortgage origination offices. The Company also benefited from lower OREO-related expenses and legal expense.

The annualized return on average equity was 7.53 percent for the three-month period ended March 31, 2019, compared to 4.49 percent for the corresponding period of 2018. Annualized return on average assets for the three months ended March 31, 2019 was 0.71 percent compared to 0.41 percent for the three months ended March 31, 2018. While both operating ratios remain below peer averages, the improvements reflect ongoing efforts to achieve stable and increasing profitability. The Company continues to identify and implement strategies to improve core operating results.

Financial Position

Investment securities available for sale totaled $67.6 million at March 31, 2019, compared to $68.6 million at December 31, 2018. Investment securities available for sale at March 31, 2019 included mortgage-backed securities/CMOs (73.0 percent of the total securities portfolio), municipal securities (19.5 percent), and SBA loan pools (7.4 percent).  There were no investment securities held to maturity at March 31, 2019 or December 31, 2018.

Other investments include investments in the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Pacific Coast Bankers Bank, and Community Bankers Bank. These investments had a carrying value of $2.8 million at March 31, 2019, and are considered to be non-marketable as the Company is required to hold these investments, and the only market for these investments is the issuer.

Loans, net of deferred fees, totaled $442.2 million at March 31, 2019, compared to $448.1 million at December 31, 2018. Loan demand was relatively weak during the three-month period ended March 31, 2019, with customer payments exceeding loan origination activity, resulting in lower period-end balances.

Deposits at March 31, 2019 totaled $520.7 million, a $17.9 million increase since December 31, 2018. Despite the increase in total deposits during 2019, the Company has experienced reductions among non-interest bearing deposits, which have declined $6.5 million since December 31, 2018.

The Company's loan to deposit ratio was 84.9 percent at March 31, 2019 compared to 89.1 percent at December 31, 2018, reflecting the combined impact of loan shrinkage and deposit growth during the first quarter.

As of March 31, 2019, the Company has $30.0 million in FHLB advances with scheduled maturities within the next twelve months. The Company secures all of its existing and future advances from the FHLB with 1-4 family residential mortgage, commercial real estate, equity lines of credit and multi-family loans.

Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and other real estate owned. Non-performing assets were $8.4 million or 1.90 percent of loans held for investment and OREO at March 31, 2019, compared to $8.2 million or 1.83 percent of loans held for investment and OREO at December 31, 2018. Notwithstanding the slight increase in nonperforming assets, the Company continues its efforts to manage non-accrual exposures and liquidate other real estate owned.

At March 31, 2019, other real estate owned (OREO) totaled $2.9 million and consisted of 25 relationships. At December 31, 2018 OREO balances were $2.2 million and consisted of 20 relationships. The $674,000 increase in OREO since December 31, 2018 resulted from foreclosures of collateral securing a loan previously classified as nonaccrual.

As of March 31, 2019, the Company had loans with a total balance of $1.5 million that were in process of foreclosure. The Company expects the balance of other real estate owned will increase significantly during the second quarter as these foreclosures occur. The Company believes the loans are generally well-secured, and any anticipated deficiencies in collateral values are offset by specific loan allowances that have been previously established. However, the ability to sell other real estate owned continues to be negatively affected by limited demand in certain of the Company's market areas, and future appraisal values may require additional writedowns once the properties are foreclosed.

The following chart details each category type, number of relationships, and balance.

	March 31, 2019		December 31, 2018
Balance in thousands	Number	Balance	Number	Balance
Land development/vacant land	7	$158	8	$308
1-4 family residential mortgage	13	997	9	785
Commercial real estate	5	1,731	3	1,119
Total	25	$2,886	20	$2,212

Marketability of OREO properties differs considerably between the Company's various market areas. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	March 31, 2019		December 31, 2018
Balance in thousands	Number	Balance	Number	Balance
Sevierville and Knoxville TN	2	$221	1	$71
Southwest VA and Tri-City TN	20	2,545	17	2,089
Boone and Banner Elk NC	3	120	2	52
Total	25	$2,886	20	$2,212

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

The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. The Company's allowance for loan losses at March 31, 2019 was 0.93 percent of total loans compared to 0.98 percent at December 31, 2018. The reduction in the allowance for loan losses since December 31, 2018 reflects the impact of charge-offs of previously impaired loans recorded during the first quarter of 2019. At March 31, 2019, management concluded that the Company's allowance for loan losses is adequate based on the requirements of accounting principles generally accepted in the United States of America.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $58.6 million at March 31, 2019, compared to $56.6 million at December 31, 2018. The change in stockholders' equity during 2019 reflects current retained earnings and a reduction in accumulated other comprehensive loss related to the fair value of the Company's available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and tier 1 capital to risk-weighted assets (as defined in the regulations), tier 1 capital to adjusted total assets (as defined), and tier 1 common equity (as defined). As of March 31, 2019, each of the Bank's capital ratios exceeded the required level to be classified as well-capitalized. See Note 6 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($55.2 million as of March 31, 2019) and unrestricted investment securities available for sale ($29.6 million as of March 31, 2019). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank. The Bank also maintains access to credit with both the Federal Home Loan Bank and other correspondent financial institutions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

Despite these efforts, the volume of business conducted through electronic devices, our internet presence, and reliance on external vendors expose the Company to various attacks, including cybersecurity attacks from both domestic and international sources that seek to obtain customer information for fraudulent purposes or to disrupt business activities. The Company continues to dedicate significant attention to risk management, with a goal of preventing cybersecurity attacks and, if they occur, to quickly detect and correct any weakness to prevent future attacks.

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

There have not been any changes in the Company's internal controls over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
312	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

Date: May 15, 2019	By:	/s/ Bryan T. Booher
Bryan T. Booher
Interim Chief Executive Officer

Date: May 15, 2019		/s/ John H. Gray
John H. Gray
Chief Financial Officer

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).