Form 10-Q
period 2019-06-30
HIGHLANDS BANKSHARES INC /VA/
filed 2019-08-12
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,250,728 shares of common stock, par value $0.625 per share, outstanding as of August 12, 2019.

Highlands Bankshares, Inc.
Form 10-Q
For the Quarter Ended June 30, 2019

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$26,684	$19,965
Federal funds sold	21,138	10,101
Total cash and cash equivalents	47,822	30,066
Investment securities available for sale (amortized cost $66,647 at June 30, 2019, $71,260 at December 31, 2018)	66,227	68,631
Other investments, at cost	2,770	2,774
Loans held for sale	863	265
Loans	451,590	448,121
Allowance for loan losses	(4,243)	(4,373)
Net loans	447,347	443,748
Premises and equipment, net	17,159	17,447
Real estate held for sale	590	817
Deferred tax assets	5,706	6,526
Interest receivable	2,010	1,617
Bank-owned life insurance	15,215	15,022
Other real estate owned	2,892	2,212
Other assets	3,120	2,816
Total assets	$611,721	$591,941
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$153,982	$156,408
Interest bearing	364,462	346,408
Total deposits	518,444	502,816
Interest, taxes and other liabilities	3,179	2,391
Short-term borrowings	30,000	30,000
Long-term debt	67	93
Total liabilities	551,690	535,300
STOCKHOLDERS' EQUITY
Common stock (8,251 shares issued and outstanding at June 30, 2019 and December 31, 2018)	5,156	5,156
Preferred stock (2,092 shares issued and outstanding at June 30, 2019 and December 31, 2018)	4,184	4,184
Additional paid-in capital	19,292	19,277
Retained earnings	31,762	30,131
Accumulated other comprehensive loss	(363)	(2,107)
Total stockholders' equity	60,031	56,641
Total liabilities and stockholders' equity	$611,721	$591,941

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans receivable and fees on loans	$5,652	$5,276	$11,305	$10,591
Investment securities	433	438	845	916
Federal funds sold	227	57	368	127
Total interest income	6,312	5,771	12,518	11,634
INTEREST EXPENSE
Deposits	955	463	1,779	926
Other borrowed funds	275	323	548	687
Total interest expense	1,230	786	2,327	1,613
Net interest income	5,082	4,985	10,191	10,021
Provision for loan losses	836	172	939	344
Net interest income after provision for loan losses	4,246	4,813	9,252	9,677
NONINTEREST INCOME
Service charges on deposit accounts	338	342	680	679
Other service charges, commissions and fees	378	428	717	847
Mortgage banking income	48	52	96	152
Securities gains, net	(7)	—	(7)	—
Other operating income	176	167	337	393
Total noninterest income	933	989	1,823	2,071
NONINTEREST EXPENSE
Salaries and employee benefits	2,281	2,380	4,697	4,783
Occupancy and equipment expense	527	750	1,142	1,481
OREO expenses, net	92	146	142	277
Other operating expense	1,633	1,356	3,106	3,257
Total noninterest expense	4,533	4,632	9,087	9,798
Income before income taxes	646	1,170	1,988	1,950
Income tax expense (Note 5)	75	247	357	417
Net income	$571	$923	$1,631	$1,533
Net income per common share (Note 7)
Basic	$0.07	$0.11	0.20	0.19
Fully diluted	0.06	0.09	0.16	0.15

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$571	$923	$1,631	$1,533
Other comprehensive income (loss)
Unrealized gains (losses) on securities during the period	1,126	(332)	2,209	(1,629)
Less: reclassification adjustment	7	—	7	—
Other comprehensive income (loss) before tax	1,133	(332)	2,216	(1,629)
Income tax (expense) benefit related to other comprehensive income (loss)	(229)	71	(472)	342
Other comprehensive income (loss)	904	(261)	1,744	(1,287)
Comprehensive income	$1,475	$662	$3,375	$246

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,631	$1,533
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	939	344
Depreciation and amortization	681	809
Provision for deferred tax assets	356	351
Net realized losses on available for sale securities	7	—
Restricted stock expense	15	111
Originations of loans held for sale	(4,182)	(10,471)
Proceeds from loans held for sale	3,584	13,855
Increase (decrease) in interest receivable	(393)	259
Valuation adjustment of real estate held for sale	—	60
Valuation adjustment of other real estate owned	—	199
(Increase) decrease in other assets	(504)	143
Increase in interest, taxes and other liabilities	668	118
Net cash provided by operating activities	2,802	7,311
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	944	—
Proceeds from maturities of securities	4,475	5,864
Purchase of debt and equity securities	(1,024)	—
Redemptions of other investments	—	340
Net decrease in loans	(5,792)	(10,331)
Proceeds from sales of other real estate owned	574	203
Proceeds from sale of real estate held for sale	227	378
Premises and equipment expenditures	(52)	(99)
Net cash used by investing activities	(648)	(3,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	16,672	(5,787)
Net (decrease) increase in demand, savings and other deposits	(1,044)	5,320
Net decrease in short-term borrowings	—	(10,000)
Decrease in long-term debt	(26)	(26)
Net cash provided (used) by financing activities	15,602	(10,493)
Net change in cash and cash equivalents	17,756	(6,827)
Cash and cash equivalents at beginning of period	30,066	30,797
Cash and cash equivalents at end of period	$47,822	$23,970
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the period for interest	$1,901	$1,623
Cash payments during the period for income taxes	—	65
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	754	285
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Three-month period
Balance March 31, 2018	8,199	$5,124	2,092	$4,184	$19,169	$27,149	$(2,182)	$53,444
Net income	—	—	—	—	—	923	—	923
Other comprehensive loss	—	—	—	—	—	—	(261)	(261)
Stock-based compensation	—	—	—	—	55	—	—	55
Balance June 30, 2018	8,199	$5,124	2,092	$4,184	$19,224	$28,072	$(2,443)	$54,161
Balance March 31, 2019	8,251	$5,156	2,092	$4,184	$19,292	$31,191	$(1,267)	$58,556
Net income	—	—	—	—	—	571	—	571
Other comprehensive income	—	—	—	—	—	—	904	904
Stock-based compensation	—	—	—	—	—	—	—	—
Balance June 30, 2019	8,251	$5,156	2,092	$4,184	$19,292	$31,762	$(363)	$60,031

Six-month period
Balance December 31, 2017	8,199	$5,124	2,092	$4,184	$19,113	$26,539	$(1,156)	$53,804
Net income	—	—	—	—	—	1,533	—	1,533
Other comprehensive loss	—	—	—	—	—	—	(1,287)	(1,287)
Stock-based compensation	—	—	—	—	111	—	—	111
Balance June 30, 2018	8,199	$5,124	2,092	$4,184	$19,224	$28,072	$(2,443)	$54,161
Balance December 31, 2018	8,251	$5,156	2,092	$4,184	$19,277	$30,131	$(2,107)	$56,641
Net income	—	—	—	—	—	1,631	—	1,631
Other comprehensive income	—	—	—	—	—	—	1,744	1,744
Stock-based compensation	—	—	—	—	15	—	—	15
Balance June 30, 2019	8,251	$5,156	2,092	$4,184	$19,292	$31,762	$(363)	$60,031

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2018 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2018 Form 10-K. The results of operations for the six-month period ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year.

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

Note 2 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

In June 2016, ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments was issued by the FASB. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments. As initially adopted, ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). During July 2019, the FASB voted to propose a deferral of the effective date for several of its recent standards, including ASU 2016-13. Based on the proposed extended adoption date, the provisions of ASU 2016-13 would be effective for the Company beginning January 1, 2023. The Company continues to evaluate the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, which revised certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. ASU 2016-02 was effective for the Company on January 1, 2019. The standard provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients. The Company has elected to apply the standard as of the beginning of the period of adoption (January 1, 2019) and did not restate comparative periods. The Company has adopted all the optional practical expedients available under ASU 2016-02.

The operating leases of the Company relate to office space and bank branches. As a result of implementing ASU 2016-02, the Company recognized an operating lease right-of-use (“ROU”) asset and an operating lease liability of $120,000 on January 1, 2019, with no impact on net income or stockholders’ equity. The ROU asset and operating lease liability are recorded in premises and equipment and other liabilities, respectively, in the consolidated balance sheet as of March 31, 2019.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized over the lease term, and is recorded in occupancy expense in the consolidated statements of operations.

Note 3 - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$13,261	$130	$122	$13,269
Mortgage backed securities	48,611	61	477	48,195
SBA pools	4,775	14	26	4,763
	$66,647	$205	$625	$66,227

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$13,590	$9	$763	$12,836
Mortgage backed securities	52,344	8	1,798	50,554
SBA pools	5,326	—	85	5,241
	$71,260	$17	$2,646	$68,631

Investment securities available for sale with a fair value of $38,570 and $37,448 at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.
The following table presents the age of gross unrealized losses and fair value by investment category:

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$1,017	$7	$6,651	$115	$7,668	$122
Mortgage-backed securities	1,023	1	38,643	476	39,666	477
SBA pools	—	—	4,763	26	4,763	26
Total	$2,040	$8	$50,057	$617	$52,097	$625

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$3,608	$73	$7,791	$690	$11,399	$763
Mortgage-backed securities	2,319	8	46,661	1,790	48,980	1,798
SBA pools	—	—	5,218	85	5,218	85
Total	$5,927	$81	$59,670	$2,565	$65,597	$2,646

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of June 30, 2019 and December 31, 2018, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at June 30, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value

Investment securities with scheduled maturities:
Due in one year or less	$208	$209	$98	$100
Due after one year through five years	—	—	367	366
Due after five years through ten years	3,240	3,241	2,782	2,638
Due after ten years	14,588	14,582	15,669	14,973
Total investment securities with scheduled maturities	18,036	18,032	18,916	18,077
Mortgage-backed securities	48,611	48,195	52,344	50,554
Total investment securities available for sale	$66,647	$66,227	$71,260	$68,631

The following table summarizes the securities gains (losses) recognized for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross gains	$—	$—	$—	$—
Gross losses	(7)	—	(7)	—
Securities gains, net	$(7)	$—	$(7)	$—

Note 4  -  Loans and Allowance for Loan Losses

 The composition of net loans is as follows:

	June 30, 2019	December 31, 2018
Real estate secured:
Residential 1-4 family	$168,196	$165,109
Multifamily	21,270	18,378
Construction and land loans	23,204	21,029
Commercial, owner occupied	96,530	96,224
Commercial, non-owner occupied	37,388	39,869
Second mortgages	4,012	4,054
Equity lines of credit	29,778	30,221
Farmland	10,007	12,149
Total real estate secured	390,385	387,033
Non-real estate secured
Personal	11,225	12,754
Commercial	47,533	46,202
Agricultural	3,117	2,830
Total non-real estate secured	61,875	61,786
Gross loans	452,260	448,819
Less:
Allowance for loan losses	4,243	4,373
Net deferred fees	670	698
Loans, net	$447,347	$443,748

The following table is an analysis of past due loans as of June 30, 2019:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$820	$1,356	$2,176	$166,020	$168,196	$—
Equity lines of credit	20	64	84	29,694	29,778	—
Multifamily	—	402	402	20,868	21,270	—
Farmland	818	127	945	9,062	10,007	—
Construction, land development, other land loans	289	118	407	22,797	23,204	—
Commercial real estate:
Owner-occupied	—	707	707	95,823	96,530	—
Non-owner-occupied	85	—	85	37,303	37,388	—
Second mortgages	—	—	—	4,012	4,012	—
Non-real estate secured
Personal	63	11	74	11,151	11,225	—
Commercial	253	575	828	46,705	47,533	168
Agricultural	—	—	—	3,117	3,117	—
Total	$2,348	$3,360	$5,708	$446,552	$452,260	$168

The following table is an analysis of past due loans as of December 31, 2018:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,481	$819	$2,300	$162,809	$165,109	$105
Equity lines of credit	218	75	293	29,928	30,221	—
Multifamily	402	—	402	17,976	18,378	—
Farmland	754	—	754	11,395	12,149	—
Construction, land development, other land loans	16	—	16	21,013	21,029	—
Commercial real estate:
Owner-occupied	9	756	765	95,459	96,224	—
Non-owner-occupied	—	1,859	1,859	38,010	39,869	—
Second mortgages	—	—	—	4,054	4,054	—
Non-real estate secured
Personal	186	4	190	12,564	12,754	—
Commercial	82	114	196	46,006	46,202	2
Agricultural	—	—	—	2,830	2,830	—
Total	$3,148	$3,627	$6,775	$442,044	$448,819	$107

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

The following is a summary of non-accrual loans at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Real estate secured
Residential 1-4 family	$1,707	$1,196
Multifamily	402	—
Construction and land loans	124	8
Commercial real estate:
Owner-occupied	1,967	2,038
Non-owner-occupied	143	2,004
Equity lines of credit	64	75
Farmland	127	142
Non-real estate secured
Personal	12	26
Commercial and agricultural	719	431
Total	$5,265	$5,920

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of June 30, 2019.

	Number	Balance
Real estate in the process of foreclosure	7	$972
Foreclosed residential real estate	7	675

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at June 30, 2019 and December 31, 2018. The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of June 30, 2019 and December 31, 2018:

June 30, 2019	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$11,706	$—	$—	$583	$1,384	$339
Satisfactory	94,347	6,714	2,100	5,485	35,216	12,028
Acceptable	55,983	12,114	2,827	13,976	48,807	18,758
Special Mention	844	2,039	—	2,978	4,784	4,693
Substandard	5,316	403	5,080	182	6,339	1,570
Doubtful	—	—	—	—	—	—
Total	$168,196	$21,270	$10,007	$23,204	$96,530	$37,388

December 31, 2018	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$12,991	$—	$—	$724	$1,632	$131
Satisfactory	107,925	4,276	2,736	5,314	39,679	13,046
Acceptable	37,036	13,700	3,617	13,349	47,963	21,073
Special Mention	1,696	402	—	1,565	2,720	3,615
Substandard	5,461	—	5,796	77	4,230	2,004
Doubtful	—	—	—	—	—	—
Total	$165,109	$18,378	$12,149	$21,029	$96,224	$39,869

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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of June 30, 2019:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$11,214	$33,726	$46,958	$3,117
Nonperforming (>90 days past due)	11	64	575	—
Total	$11,225	$33,790	$47,533	$3,117

Credit Risk Profile based on payment activity as of December 31, 2018:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$12,750	$34,200	$46,088	$2,830
Nonperforming (>90 days past due)	4	75	114	—
Total	$12,754	$34,275	$46,202	$2,830

The following tables reflect the Bank's impaired loans at June 30, 2019:

June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,890	$4,890	$—	$4,518	$314
Equity lines of credit	—	—	—	2	—
Multifamily	—	—	—	134	—
Farmland	5,074	5,074	—	5,254	29
Construction, land development, other land loans	1,967	1,967	—	1,746	64
Commercial real estate- owner occupied	3,831	3,831	—	4,256	133
Commercial real estate- non owner occupied	—	—	—	—	—
Second mortgages	—	—	—	128	—
Non-real estate secured
Personal	44	44	—	15	—
Commercial and agricultural	1,214	1,214	—	612	26
Total	$17,020	$17,020	$—	$16,665	$566

June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$732	$732	$209	$445	$71
Equity lines of credit	64	64	25	44	2
Multifamily	402	402	112	275	8
Farmland	—	—	—	577	—
Construction, land development, other land loans	58	58	—	19	9
Commercial real estate- owner occupied	2,886	2,886	528	2,154	—
Commercial real estate- non owner occupied	1,599	1,599	362	2,851	23
Second mortgages	—	—	—	12	—
Non-real estate secured
Personal	40	40	3	20	8
Commercial and agricultural	1,226	1,226	752	970	20
Total	$7,007	$7,007	$1,991	$7,367	$141

The following tables reflect the Bank's impaired loans at December 31, 2018:

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,325	$4,325	$—	$5,862	$134
Equity lines of credit	7	7	—	28	—
Multifamily	402	402	—	201	—
Farmland	5,681	5,681	—	3,084	10
Construction, land development, other land loans	1,635	1,635	—	1,700	2
Commercial real estate- owner occupied	5,332	5,332	—	3,442	9
Commercial real estate- non owner occupied	—	—	—	32	—
Second mortgages	100	100	—	155	—
Non real estate secured
Personal	—	—	—	48	9
Commercial and agricultural	317	317	—	411	20
Total	$17,799	$17,799	$—	$14,963	$184

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$631	$631	$191	$353	$307
Equity lines of credit	105	105	80	53	6
Multifamily	—	—	—	—	—
Farmland	122	122	2	927	—
Construction, land development, other land loans	—	—	—	—	—
Commercial real estate- owner occupied	1,704	1,704	351	1,789	—
Commercial real estate- non owner occupied	3,686	3,686	844	3,789	45
Second mortgages	35	35	7	18	—
Non real estate secured
Personal	18	18	7	10	—
Commercial and agricultural	1,161	1,161	880	832	—
Total	$7,462	$7,462	$2,362	$7,771	$358

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the three- and six-month periods ended June 30, 2019 and June 30, 2018.

Six months ended June 30, 2019	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2018	$492	$25	$27	$1,022	$895	$13	$127	$11	$114	$957	$690	$4,373
Provision expense (credit) for credit losses	327	148	24	51	517	(1)	96	2	41	160	(426)	939
Charge-offs	170	—	—	—	656	—	75	—	90	274	—	1,265
Recoveries	(14)	—	(4)	—	(1)	(2)	—	—	(47)	(128)	—	(196)
Net charge-offs (recoveries)	156	—	(4)	—	655	(2)	75	—	43	146	—	1,069
Balance at June 30, 2019	$663	$173	$55	$1,073	$757	$14	$148	$13	$112	$971	$264	$4,243
Allowance allocated by impairment method:
Individually evaluated	$103	$119	$—	$559	$382	$5	$26	$—	$6	$791	$—	$1,991
Collectively evaluated	560	54	55	514	375	9	122	13	106	180	264	2,252
Loan balances by impairment method used:
Individually evaluated	$4,951	$429	$1,967	$7,823	$1,707	$471	$68	$5,074	$63	$1,474	$—	$24,027
Collectively evaluated	163,245	20,841	21,237	88,707	35,681	3,541	29,710	4,933	11,162	49,176	—	428,233
Balance at June 30, 2019	$168,196	$21,270	$23,204	$96,530	$37,388	$4,012	$29,778	$10,007	$11,225	$50,650	—	$452,260

Three months ended June 30, 2019	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at March 31, 2019	$466	$90	$28	$1,089	$970	$11	$114	$7	$91	$968	$262	$4,096
Provision for credit losses	191	83	25	(16)	351	2	34	6	51	107	2	836
Charge-offs	3	—	—	—	564	—	—	—	48	118	—	733
Recoveries	(9)	—	(2)	—	—	(1)	—	—	(18)	(14)	—	(44)
Net charge-offs (recoveries)	(6)	—	(2)	—	564	(1)	—	—	30	104	—	689
Balance at June 30, 2019	$663	$173	$55	$1,073	$757	$14	$148	$13	$112	$971	$264	$4,243

Six months ended June 30, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at March 31, 2018	$133	$—	$1	$1,636	$955	$12	$—	$54	$265	$383	$515	$3,954
Provision for credit losses	88	—	55	(564)	(558)	(10)	356	241	(17)	321	432	344
Charge-offs	25	—	—	96	—	5	—	1	118	242	—	487
Recoveries	(34)	—	(2)	(17)	—	(4)	(1)	(2)	(86)	(181)	—	(327)
Net charge-offs (recoveries)	(9)	—	(2)	79	—	1	(1)	(1)	32	61	—	160
Balance at June 30, 2018	$230	$—	$58	$993	$397	$1	$357	$296	$216	$643	$947	$4,138
Allowance allocated by impairment method:
Individually evaluated	$148	$—	$—	$153	$397	$—	$—	$296	$1	$627	$—	$1,622
Collectively evaluated	82	—	58	840	—	1	357	—	215	16	947	2,516
Loan balances by impairment method used:
Individually evaluated	$7,487	$—	$1,636	$4,270	$3,483	$145	$—	$2,595	$1	$488	$—	$20,105
Collectively evaluated	162,762	18,079	22,935	83,375	28,966	4,226	35,702	10,090	14,378	41,530	—	422,043
Balance at June 30, 2018	$170,249	$18,079	$24,571	$87,645	$32,449	$4,371	$35,702	$12,685	$14,379	$42,018	—	$442,148

Three months ended June 30, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at March 31, 2018	$144	$3	$4	$1,339	$788	$4	$6	$194	$228	$252	$1,038	$4,000
Provision for credit losses	85	(3)	53	(345)	(391)	(7)	350	102	(38)	457	(91)	172
Charge-offs	25	—	1	1	1	—	—	1	30	93	—	152
Recoveries	(26)	—	(2)	—	(1)	(4)	(1)	(1)	(56)	(27)	—	(118)
Net charge-offs (recoveries)	(1)	—	(1)	1	—	(4)	(1)	—	(26)	66	—	34
Reclassification of reserve for unfunded commitments	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2018	$230	$—	$58	$993	$397	$1	$357	$296	$216	$643	$947	$4,138

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $8,445 and $11,546 of loans categorized as troubled debt restructurings as of June 30, 2019 and December 31, 2018, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following table identifies restructurings completed during the six-month period ended June 30, 2019 that represent new TDRs.

Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Below Market Rate
Farmland	1	$754	$754
Commercial real estate-owner occupied	2	1,258	1,258
Commercial	1	65	65
Total below market rate	4	2,077	2,077

Total restructurings	4	$2,077	$2,077

The following table identifies restructurings completed during the six-month period ended June 30, 2018 that represented new TDRs.

Below Market Rate
Residential 1-4 family	3	$549	$549
Commercial real estate-owner occupied	4	2,524	2,524
Total	7	$3,073	$3,073

There were no defaults in the six-month periods ending June 30, 2019 and June 30, 2018 of TDRs modified in the previous 12 months.

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
A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on a recent appraisal, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2019 and December 31, 2018, all impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.
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

	Six months ended June 30,
	2019	2018
Loans held for sale at end of period	$863	$1,424
Proceeds from sales of mortgage loans originated for sale	3,584	13,855
Gain on sales of mortgage loans originated for sale	96	152

Note 5  -  Income Taxes

Income tax expense at statutory rates for the three- and six-month periods ended June 30, is provided below, with adjustments needed to determine income tax expense recorded in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Tax expense at statutory rate	$136	$246	$417	$410
Increase (decrease) in tax expense resulting from:
Tax-exempt interest	(29)	(27)	(58)	(58)
Other, net	(32)	28	(2)	65
Income tax expense	$75	$247	$357	$417
Statutory corporate federal income tax rate	21%	21%	21%	21%

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

The following table presents the capital ratios for the Bank only.

	June 30, 2019	December 31, 2018
Tier 1 leverage	9.19%	9.14%
Tier 1 risk-based	12.89%	12.31%
Total risk-based	13.87%	13.30%
Common equity tier 1	12.89%	12.31%

Note 7 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the six month periods ended June 30, 2019 and 2018. The following provides information for the calculation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
(thousands, except per share information)	2019	2018	2019	2018
Net income available to common stockholders	$571	$923	$1,631	$1,533
Weighted average common shares outstanding	8,251	8,199	8,251	8,199
Total shares outstanding including assumed conversion of preferred securities	10,343	10,292	10,343	10,292
Basic earnings per common share	$0.07	$0.11	$0.20	$0.19
Fully diluted earnings per share (including convertible preferred shares outstanding and restricted stock)	0.06	0.09	0.16	0.15
At the 2018 annual meeting, stockholders approved the 2018 Restricted Stock Plan, which authorized the board's Compensation Committee to issue up to 250,000 shares of Common Stock in grants of restricted stock and restricted stock unit awards to eligible employees. A total of 52,000 shares have been issued under the 2018 Restricted Stock Plan as of June 30, 2019.

Note 8 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit.
At June 30, 2019, unused commitments totaled $52,777, compared to $56,726 at December 31, 2018. Standby letters of credit totaled $973 at June 30, 2019 and $3,477 at December 31, 2018.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy.

June 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$13,269	$—	$13,269
Mortgage backed securities	—	48,195	—	48,195
SBA pools	—	4,763	—	4,763
Total available for sale securities	$—	$66,227	$—	$66,227

December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,836	$—	$12,836
Mortgage backed securities	—	50,554	—	50,554
SBA pools	—	5,241	—	5,241
Total available for sale securities	$—	$68,631	$—	$68,631

Recurring - Derivatives
The Company has entered into interest rate swaps related to customer loan transactions to manage its interest rate risk. Interest rate swaps, which had a notional value of $12,890 as of June 30, 2019 and December 31, 2018, are recorded at fair value, based on third party pricing models that are sensitive to market observable data and are therefore classified as level 2 values. The fair value of derivative financial instruments as of June 30, 2019 totaled $268, compared to $38 at December 31, 2018.

Non Recurring - Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2019 and December 31, 2018, all of the total impaired loans were evaluated based on the fair value of the collateral or the present value of the future cash flows. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company's assets at fair value on a non-recurring basis as of June 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

June 30, 2019	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,016	$5,016
OREO	—	—	2,892	2,892
Real estate held for sale	—	—	590	590

December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,100	$5,100
OREO	—	—	2,212	2,212
Real estate held for sale	—	—	817	817

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value:

		Quantitative Information about Level 3 Fair Value Measurements
	12/31/18	6/30/2019	Valuation Techniques	Unobservable Input (2)	Range
OREO, net	$2,212	$2,892	Appraisal of collateral (1)	Appraisal adjustments	0% to 20%
				Liquidation expenses	0% to 10%
Real estate held for sale	$817	$590	Appraisal of collateral (1)	Appraisal adjustments	0% to 20%
				Liquidation expenses	0% to 10%
Impaired loans	$5,100	$5,016	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 100%
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 80%
				Liquidation expenses	0% to 12%

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
(3)  Includes qualitative adjustments by management.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments at June 30, 2019 and December 31, 2018 were as follows:

		June 30, 2019		December 31, 2018
	Fair Value Inputs	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	(1)	$47,822	$47,822	$30,066	$30,066
Securities available for sale	Level 2	66,227	66,227	68,631	68,631
Other investments	(2)	2,770	2,770	2,774	2,774
Loans, net	Level 2	447,347	434,819	443,748	429,289
Interest rate swaps	Level 2	268	268	38	38
Deposits	Level 2	518,444	449,357	502,816	422,570
Other short-term borrowings	Level 2	30,000	30,046	30,000	30,142
Long-term debt	Level 2	67	64	93	89
(1) - management believes the carrying value of cash and cash equivalents is a reasonable estimate of fair value
(2) - other investments include Federal Home Loan Bank stock, Federal Reserve Bank stock, and equity investments in Community Bankers Bank and Pacific Coast Bankers Bank; the carrying value of those securities approximates fair value based on the redemption provisions of those Banks

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Consolidated net income totaled $571,000 for the three-month period ended June 30, 2019, compared to $923,000 for the three-month period ended June 30, 2018. The large reduction resulted from a significant increase in provision expense.

Consolidated net income for the six-month period ended June 30, 2019 totaled $1.6 million compared to $1.5 million for the comparable period of 2018. The increase in provision expense during 2019 was largely offset by lower noninterest expense.

The following table provides summarized income statements for the three and six-month periods ended June 30, 2019.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net interest income	$5,082	$4,985	$10,191	$10,021
Provision expense	836	172	939	344
Noninterest income	933	989	1,823	2,071
Noninterest expense	4,533	4,632	9,087	9,798
Income before income taxes	646	1,170	1,988	1,950
Income tax expense	75	247	357	417
Net income	$571	$923	$1,631	$1,533

Comparison of Second Quarter 2019 to Second Quarter 2018

Net interest income for the three-month period ended June 30, 2019 increased $97,000 or 1.9 percent compared to the three months ended June 30, 2018 primarily due to improved loan interest income and lower FHLB interest expense.

Average loan balances for the three months ended June 30, 2019 increased $10.6 million or 2.5 percent compared to the three month period ended June 30, 2018. Average securities balances declined $6.4 million or 8.4 percent during the same period. The yield on average interest-earning assets was 4.66 percent for the three-month period ended June 30, 2019 compared to 4.45 percent in the same period of 2018.

Average interest-bearing liabilities increased $17.9 million in the three months ended June 30, 2019, when compared to the same period of 2018 primarily due to growth in time deposits. The average rate on interest-bearing liabilities increased from 0.83 percent in the three month period ended June 30, 2018, to 1.24 percent for the three months ended June 30, 2019 due to growth in time deposits and upward pressure on deposit rates.

The net interest margin declined from 3.84 percent in the three month period ended June 30, 2018, to 3.75 percent for the three months ended June 30, 2019. The net interest margin continues to experience gradual tightening as demand for time deposit products continues and existing time deposits reprice at current rates.

The provision for loan losses for the three-month period ended June 30, 2019 totaled $836,000, compared to $172,000 during the corresponding period of 2018. Net charge-offs for the three-month period ended June 30, 2019 totaled $689,000 compared to net charge-offs of $34,000 recorded during the same period of 2018. Net charge-offs during the second quarter of 2019 represent 0.62 percent of loans outstanding. The large increase in net charge-offs in the three-month period ended June 30, 2019 includes $565,000 of charge-offs on multiple non-owner occupied loans to a single borrower.

During the second quarter of 2019, noninterest income decreased $56,000 compared to the corresponding period for 2018. Most of the reduction related to other service charges, commissions and fees, which decreased $50,000 compared to the same period of 2018, primarily due to lower financial services income and merchant income. Smaller reductions were noted in mortgage income and service charge income.

Total noninterest expense for the three-month period ended June 30, 2019 decreased $99,000 from the comparable period in 2018. Salaries and employee benefits decreased $99,000 for the three months ended June 30, 2019 as compared to the prior year period. Occupancy expense was down due to lower rental expense associated with the mortgage origination offices. OREO-related expenses decreased during the three-month period ended June 30, 2019, when compared to the comparable period in 2018 due to lower net losses recorded on properties sold during the quarter. Other noninterest expense increased $277,000 during the three-month period ended June 30, 2019 due to higher professional services, printing and software-related expenses.

The annualized return on average equity was 3.89 percent for the three-month period ended June 30, 2019, compared to 6.89 percent for the corresponding period of 2018. Annualized return on average assets for the three months ended June 30, 2019 was 0.37 percent compared to 0.63 percent for the three months ended June 30, 2018. While both operating ratios remain below peer averages, the Company continues to identify and implement strategies to improve core operating results.

Comparison of Year-to-Date 2019 to Year-to-Date 2018
Net interest income increased $170,000 during the first six months of 2019 when compared to the same period of 2018, the result of higher loan interest income, higher fed funds interest income and lower FHLB interest expense, partially offset by higher deposit interest expense.

The provision for loan losses was $939,000 during the first six months of 2019, compared to $344,000 during the same period of 2018. Higher provision expense during 2019 results from increased net charge-offs and recent loan growth, particularly construction and commercial loans. Net charge-offs for the first six months of 2019 totaled $1.1 million or 0.48 percent of loans held for investment, compared to $160,000 during the same period of 2018. The net charge-offs for 2019 include $690,000 related to two isolated exposures.

Noninterest income declined $248,000 during the first six months of 2019. Other service charges and fees declined $130,000 primarily due to lower financial services income. Mortgage banking income declined $56,000 resulting from the reorganization and shrinkage of the mortgage division. Other operating income declined $56,000 due to a non-recurring swap-related fee recognized during 2018.

Noninterest expense decreased $711,000 during the first six months of 2019, when compared to the same period of 2018. Salaries and employee benefits declined $86,000 during the first six months of 2019, the result of the reorganization within the mortgage division, net of higher health care costs. Occupancy expense decreased $339,000 due to lower lease, depreciation, insurance and equipment maintenance expense. OREO-related expenses decreased $135,000 during 2019 due to lower writedowns resulting from updated appraisals and losses recorded upon liquidation of foreclosed properties. Other noninterest expense decreased $151,000 during the first six months of 2019, primarily due to $235,000 of 2018 writedowns of real estate held for sale. Partially offsetting these reductions was increases in software-related and printing expenses.

Income tax expense declined $60,000 during the first six months of 2019 due to lower pre-tax income.

The annualized return on average equity was 5.67 percent for the six-month period ended June 30, 2019, compared to 5.74 percent for the corresponding period of 2018. Annualized return on average assets for the six months ended June 30, 2019 was 0.54 percent compared to 0.52 percent for the six months ended June 30, 2018.

Financial Position

Investment securities available for sale totaled $66.2 million at June 30, 2019, compared to $68.6 million at December 31, 2018. Investment securities available for sale at June 30, 2019 included mortgage-backed securities/CMOs (72.8 percent of the total securities portfolio), municipal securities (20.0 percent), and SBA loan pools (7.2 percent).  There were no investment securities held to maturity at June 30, 2019 or December 31, 2018.

Other investments include investments in the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta, Pacific Coast Bankers Bank, and Community Bankers Bank. These investments had a carrying value of $2.8 million at June 30, 2019 and December 31, 2018, and are considered to be non-marketable as the Company is required to hold these investments, and the only market for these investments is the issuer.

Loans, net of deferred fees, totaled $451.6 million at June 30, 2019, compared to $448.1 million at December 31, 2018. Loan demand was relatively weak during the first quarter of 2019, but more robust growth during the second quarter resulted in a modest increase in loans as of June 30, 2019.

Deposits at June 30, 2019 totaled $518.4 million, a $15.6 million increase since December 31, 2018. Despite the increase in total deposits during 2019, the Company has experienced reductions among non-interest bearing deposits, which have declined $2.4 million since December 31, 2018. Interest bearing deposits have increased $18.1 million since December 31, 2018.

The Company's loan to deposit ratio was 87.1 percent at June 30, 2019 compared to 89.1 percent at December 31, 2018, reflecting the combined impact of weak loan growth and more robust deposit growth during the six-month period ended June 30, 2019.

As of June 30, 2019, the Company has $30.0 million in FHLB advances that are scheduled to mature in August 2019. The Company secures all of its existing and future advances from the FHLB with 1-4 family residential mortgage, commercial real estate, equity lines of credit and multi-family loans.

Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and other real estate owned. Non-performing assets were $8.3 million or 1.83 percent of loans held for investment and OREO at June 30, 2019, compared to $8.2 million or 1.83 percent of loans held for investment and OREO at December 31, 2018. Notwithstanding the slight increase in nonperforming assets, the Company continues its efforts to manage non-accrual exposures and liquidate other real estate owned.

At June 30, 2019, other real estate owned (OREO) totaled $2.9 million and consisted of 20 relationships. At December 31, 2018 OREO balances were $2.2 million and consisted of 20 relationships. The $680,000 increase in OREO since December 31, 2018 resulted from foreclosures of collateral securing loans previously classified as nonaccrual, net of writedowns and proceeds received.

As of June 30, 2019, the Company had loans with a total balance of $972,000 that were in process of foreclosure. During July, property with a carrying value of $904,000 as of June 30, 2019 was successfully auctioned. The Company expects the balance of other real estate owned will stabalize during the third quarter as anticipated foreclosures occur and the property sales are closed. The Company believes the related loans are generally well-secured. However, the ability to sell other real estate owned continues to be negatively affected by limited demand in certain of the Company's market areas, and future appraisal values may require additional writedowns once the properties are foreclosed.

The following chart details each category type, number of relationships, and balance.

	June 30, 2019		December 31, 2018
Balance in thousands	Number	Balance	Number	Balance
Land development/vacant land	5	$130	8	$308
1-4 family residential mortgage	8	750	9	785
Commercial real estate	7	2,012	3	1,119
Total	20	$2,892	20	$2,212

Marketability of OREO properties differs considerably between the Company's various market areas. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	June 30, 2019		December 31, 2018
Balance in thousands	Number	Balance	Number	Balance
Sevierville and Knoxville TN	1	$71	1	$71
Southwest VA and Tri-City TN	17	2,722	17	2,089
Boone and Banner Elk NC	2	99	2	52
Total	20	$2,892	20	$2,212

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

The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. The Company's allowance for loan losses at June 30, 2019 was 0.94 percent of total loans compared to 0.98 percent at December 31, 2018. The reduction in the allowance for loan losses since December 31, 2018 reflects the impact of charge-offs of previously impaired loans recorded during the first two quarters of 2019. At June 30, 2019, management concluded that the Company's allowance for loan losses is adequate based on the requirements of accounting principles generally accepted in the United States of America.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $60.0 million at June 30, 2019, compared to $56.6 million at December 31, 2018. The change in stockholders' equity during 2019 reflects current retained earnings and a reduction in accumulated other comprehensive loss related to the fair value of the Company's available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and tier 1 capital to risk-weighted assets (as defined in the regulations), tier 1 capital to adjusted total assets (as defined), and tier 1 common equity (as defined). As of June 30, 2019, each of the Bank's capital ratios exceeded the required level to be classified as well-capitalized. See Note 6 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($47.8 million as of June 30, 2019) and unrestricted investment securities available for sale ($27.7 million as of June 30, 2019). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank. The Bank also maintains access to credit with both the Federal Home Loan Bank and other correspondent financial institutions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

ITEM 4. Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in the Company's internal controls over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

Date: August 12, 2019	By:	/s/ Bryan T. Booher
Bryan T. Booher
Interim Chief Executive Officer

Date: August 12, 2019		/s/ John H. Gray
John H. Gray
Chief Financial Officer

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).