Form 10-Q
period 2019-09-30
HIGHLANDS BANKSHARES INC /VA/
filed 2019-11-14
CIK 1008579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,250,728 shares of common stock, par value $0.625 per share, outstanding as of November 14, 2019.

Highlands Bankshares, Inc.
Form 10-Q
For the Quarter Ended September 30, 2019

PART I.
FINANCIAL INFORMATION
ITEM 1.  Financial Statements
Consolidated Balance Sheets
(Amounts in thousands)

	(Unaudited) September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$20,248	$19,965
Federal funds sold	2,627	10,101
Total cash and cash equivalents	22,875	30,066
Investment securities available for sale (amortized cost $56,337 at September 30, 2019, $71,260 at December 31, 2018)	56,472	68,631
Other investments, at cost	1,493	2,774
Loans held for sale	233	265
Loans	453,239	448,121
Allowance for loan losses	(4,168)	(4,373)
Net loans	449,071	443,748
Premises and equipment, net	16,969	17,447
Real estate held for sale	590	817
Deferred tax assets	5,358	6,526
Interest receivable	1,962	1,617
Bank-owned life insurance	15,307	15,022
Other real estate owned	2,484	2,212
Other assets	2,460	2,816
Total assets	$575,274	$591,941
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$154,279	$156,408
Interest bearing	355,826	346,408
Total deposits	510,105	502,816
Interest, taxes and other liabilities	3,747	2,391
Short-term borrowings	—	30,000
Long-term debt	54	93
Total liabilities	513,906	535,300
STOCKHOLDERS' EQUITY
Common stock (8,251 shares issued and outstanding at September 30, 2019 and December 31, 2018)	5,156	5,156
Preferred stock (2,092 shares issued and outstanding at September 30, 2019 and December 31, 2018)	4,184	4,184
Additional paid-in capital	19,312	19,277
Retained earnings	32,608	30,131
Accumulated other comprehensive loss	108	(2,107)
Total stockholders' equity	61,368	56,641
Total liabilities and stockholders' equity	$575,274	$591,941

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans receivable and fees on loans	$5,912	$5,558	$17,217	$16,149
Investment securities	388	434	1,233	1,350
Federal funds sold	85	17	453	144
Total interest income	6,385	6,009	18,903	17,643
INTEREST EXPENSE
Deposits	967	497	2,746	1,423
Other borrowed funds	116	294	664	981
Total interest expense	1,083	791	3,410	2,404
Net interest income	5,302	5,218	15,493	15,239
Provision for loan losses	548	198	1,487	542
Net interest income after provision for loan losses	4,754	5,020	14,006	14,697
NONINTEREST INCOME
Service charges on deposit accounts	348	396	1,028	1,075
Other service charges, commissions and fees	393	404	1,110	1,251
Mortgage banking income	54	116	150	268
Securities gains, net	28	—	21	—
Other operating income	152	152	489	545
Total noninterest income	975	1,068	2,798	3,139
NONINTEREST EXPENSE
Salaries and employee benefits	2,262	2,347	6,959	7,130
Occupancy and equipment expense	575	607	1,770	2,088
OREO expenses, net	40	89	182	366
Other operating expense	1,775	1,665	4,828	4,922
Total noninterest expense	4,652	4,708	13,739	14,506
Income before income taxes	1,077	1,380	3,065	3,330
Income tax expense (Note 6)	231	289	588	706
Net income	$846	$1,091	$2,477	$2,624
Net income per common share (Note 8)
Basic	$0.10	$0.13	0.30	0.32
Fully diluted	0.08	0.11	0.24	0.25

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$846	$1,091	$2,477	$2,624
Other comprehensive income (loss)
Unrealized gains (losses) on securities during the period	555	(913)	2,764	(2,210)
Less: reclassification adjustment	(28)	—	(21)	—
Other comprehensive income (loss) before tax	527	(913)	2,743	(2,210)
Income tax (expense) benefit related to other comprehensive income (loss)	(56)	185	(528)	456
Other comprehensive income (loss)	471	(728)	2,215	(1,754)
Comprehensive income	$1,317	$363	$4,692	$870

See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,477	$2,624
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,487	542
Depreciation and amortization	1,015	1,161
Provision for deferred tax assets	487	633
Net realized gains on available for sale securities	(21)	—
Restricted stock expense	35	165
Originations of loans held for sale	(5,453)	(10,661)
Proceeds from loans held for sale	5,485	13,855
Increase (decrease) in interest receivable	(345)	83
Valuation adjustment of real estate held for sale	—	250
Valuation adjustment of other real estate owned	—	215
Decrease in other assets	191	1,345
Increase in interest, taxes and other liabilities	1,236	573
Net cash provided by operating activities	6,594	10,785
CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sale of securities	9,402	—
Proceeds from maturities of securities	7,395	8,405
Purchase of debt and equity securities	(2,170)	(2,706)
Redemptions of other investments	1,281	19
Net increase in loans	(8,926)	(21,728)
Proceeds from sales of other real estate owned	1,844	359
Proceeds from sale of real estate held for sale	227	378
Premises and equipment expenditures	(88)	(164)
Net cash provided (used) by investing activities	8,965	(15,437)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in time deposits	11,634	(4,687)
Net (decrease) increase in demand, savings and other deposits	(4,345)	510
Net change in short-term borrowings	(30,000)	2,120
Decrease in long-term debt	(39)	(39)
Net cash used by financing activities	(22,750)	(2,096)
Net change in cash and cash equivalents	(7,191)	(6,748)
Cash and cash equivalents at beginning of period	30,066	30,797
Cash and cash equivalents at end of period	$22,875	$24,049
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments during the period for interest	$2,936	$2,376
Cash payments during the period for income taxes	—	65
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Transfer of loans to other real estate owned	2,116	466
Reclassification of long-term debt to short-term borrowings	—	30,000
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands)
(Unaudited)

	Common stock shares	Common stock par value	Preferred stock shares	Preferred stock par value	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Stockholders' equity
Three-month period
Balance June 30, 2018	8,199	$5,124	2,092	$4,184	$19,224	$28,072	$(2,443)	$54,161
Net income	—	—	—	—	—	1,091	—	1,091
Other comprehensive loss	—	—	—	—	—	—	(467)	(467)
Restricted stock award	50	32	—	—	(32)	—	—	—
Stock-based compensation	—	—	—	—	54	—	—	54
Balance September 30, 2018	8,249	$5,156	2,092	$4,184	$19,246	$29,163	$(2,910)	$54,839
Balance June 30, 2019	8,251	$5,156	2,092	$4,184	$19,292	$31,762	$(363)	$60,031
Net income	—	—	—	—	—	846	—	846
Other comprehensive income	—	—	—	—	—	—	471	471
Stock-based compensation	—	—	—	—	20	—	—	20
Balance September 30, 2019	8,251	$5,156	2,092	$4,184	$19,312	$32,608	$108	$61,368

Nine-month period
Balance December 31, 2017	8,199	$5,124	2,092	$4,184	$19,113	$26,539	$(1,156)	$53,804
Net income	—	—	—	—	—	2,624	—	2,624
Other comprehensive loss	—	—	—	—	—	—	(1,754)	(1,754)
Stock-based compensation	—	—	—	—	165	—	—	165
Restricted stock award	50	32			(32)			—
Balance September 30, 2018	8,249	$5,156	2,092	$4,184	$19,246	$29,163	$(2,910)	$54,839
Balance December 31, 2018	8,251	$5,156	2,092	$4,184	$19,277	$30,131	$(2,107)	$56,641
Net income	—	—	—	—	—	2,477	—	2,477
Other comprehensive income	—	—	—	—	—	—	2,215	2,215
Stock-based compensation	—	—	—	—	35	—	—	35
Balance September 30, 2019	8,251	$5,156	2,092	$4,184	$19,312	$32,608	$108	$61,368

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share and percentage data)

Note 1  -  General

The consolidated financial statements of Highlands Bankshares, Inc. (the "Company") conform to United States generally accepted accounting principles and to banking industry practices. The accompanying consolidated interim financial statements are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been included. All such adjustments are of a normal and recurring nature. The consolidated balance sheet as of December 31, 2018 has been extracted from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). The notes included herein should be read in conjunction with the notes to the consolidated financial statements included in the 2018 Form 10-K. The results of operations for the nine-month period ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - Proposed Merger with First Community Bankshares, Inc.
On September 11, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Community Bankshares, Inc., a Virginia corporation (“First Community”). The Merger Agreement provides that, upon the terms and conditions set forth therein, the Company will merge with and into First Community (the “Merger”), with First Community continuing as the surviving corporation. At the effective time of the Merger, the Company’s wholly-owned subsidiary, Highlands Union Bank, will merge with and into First Community's wholly-owned subsidiary, First Community Bank with First Community Bank continuing as the surviving entity.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the Company’s shareholders will have the right to receive 0.2703 shares of First Community common stock, par value $1.00, for each share of the Company’s common stock. Based on First Community's 20-day average price prior to announcement of the Merger, the estimated aggregate purchase price was $91,000,000.
The transaction is expected to close on December 31, 2019 or in the first quarter of 2020, subject to shareholder and regulatory approval and other customary closing conditions.

Note 3 – Summary of Significant Accounting Policy Update For Certain Required Disclosures

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

The operating leases of the Company relate to office space and bank branches. As a result of implementing ASU 2016-02, the Company recognized an operating lease right-of-use (“ROU”) asset and an operating lease liability of $120,000 on January 1, 2019, with no impact on net income or stockholders’ equity. The ROU asset and operating lease liability are recorded in premises and equipment and other liabilities, respectively, in the consolidated balance sheet as of September 30, 2019.

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

Note 4 - Investment Securities Available For Sale

The amortized cost and market value of securities available for sale are as follows:

	September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$9,877	$221	$9	$10,089
Mortgage backed securities	41,920	103	201	41,822
SBA pools	4,540	29	8	4,561
	$56,337	$353	$218	$56,472

	December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
State and political subdivisions	$13,590	$9	$763	$12,836
Mortgage backed securities	52,344	8	1,798	50,554
SBA pools	5,326	—	85	5,241
	$71,260	$17	$2,646	$68,631

Investment securities available for sale with a fair value of $35,767 and $37,448 at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral on public deposits, FHLB advances and for other purposes as required or permitted by law.

The following tables present the age of gross unrealized losses and fair value by investment category:

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$1,352	$3	$469	$6	$1,821	$9
Mortgage-backed securities	4,215	15	26,352	186	30,567	201
SBA pools	1,607	8	—	—	1,607	8
Total	$7,174	$26	$26,821	$192	$33,995	$218

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
State and political subdivisions	$3,608	$73	$7,791	$690	$11,399	$763
Mortgage-backed securities	2,319	8	46,661	1,790	48,980	1,798
SBA pools	—	—	5,218	85	5,218	85
Total	$5,927	$81	$59,670	$2,565	$65,597	$2,646

The Company assesses its securities for OTTI quarterly by reviewing credit ratings, financial and regulatory reports as well as other pertinent published financial data. As of September 30, 2019 and December 31, 2018, the Company's assessment revealed no impairment other than that deemed temporary on those securities.

The amortized cost and estimated fair value of securities available for sale at September 30, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
	Amortized cost	Fair value	Amortized cost	Fair value

Investment securities with scheduled maturities:
Due in one year or less	$—	$—	$98	$100
Due after one year through five years	—	—	367	366
Due after five years through ten years	2,109	2,163	2,782	2,638
Due after ten years	12,308	12,487	15,669	14,973
Total investment securities with scheduled maturities	14,417	14,650	18,916	18,077
Mortgage-backed securities	41,920	41,822	52,344	50,554
Total investment securities available for sale	$56,337	$56,472	$71,260	$68,631

The following table summarizes the securities gains (losses) recognized for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross gains	$62	$—	$62	$—
Gross losses	(34)	—	(41)	—
Securities gains, net	$28	$—	$21	$—

Note 5  -  Loans and Allowance for Loan Losses

 The composition of net loans is as follows:

	September 30, 2019	December 31, 2018
Real estate secured:
Residential 1-4 family	$161,939	$165,109
Multifamily	23,758	18,378
Construction and land loans	24,587	21,029
Commercial, owner occupied	96,224	96,224
Commercial, non-owner occupied	38,166	39,869
Second mortgages	3,151	4,054
Equity lines of credit	28,528	30,221
Farmland	9,523	12,149
Total real estate secured	385,876	387,033
Non-real estate secured
Personal	11,627	12,754
Commercial	53,401	46,202
Agricultural	2,967	2,830
Total non-real estate secured	67,995	61,786
Gross loans	453,871	448,819
Less:
Allowance for loan losses	4,168	4,373
Net deferred fees	632	698
Loans, net	$449,071	$443,748

The following table is an analysis of past due loans as of September 30, 2019:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,368	$780	$2,148	$159,791	$161,939	$—
Equity lines of credit	105	18	123	28,405	28,528	—
Multifamily	—	—	—	23,758	23,758	—
Farmland	—	—	—	9,523	9,523	—
Construction, land development, other land loans	50	69	119	24,468	24,587	—
Commercial real estate:
Owner-occupied	690	1,244	1,934	94,290	96,224	—
Non-owner-occupied	84	—	84	38,082	38,166	—
Second mortgages	—	—	—	3,151	3,151	—
Non-real estate secured
Personal	91	23	114	11,513	11,627	—
Commercial	657	32	689	52,712	53,401	168
Agricultural	10	—	10	2,957	2,967	—
Total	$3,055	$2,166	$5,221	$448,650	$453,871	$168

The following table is an analysis of past due loans as of December 31, 2018:

	Past Due
	30-89 days	90 days and over	Total	Current	Total	> 90 Days and Accruing
Real estate secured
Residential 1-4 family	$1,481	$819	$2,300	$162,809	$165,109	$105
Equity lines of credit	218	75	293	29,928	30,221	—
Multifamily	402	—	402	17,976	18,378	—
Farmland	754	—	754	11,395	12,149	—
Construction, land development, other land loans	16	—	16	21,013	21,029	—
Commercial real estate:
Owner-occupied	9	756	765	95,459	96,224	—
Non-owner-occupied	—	1,859	1,859	38,010	39,869	—
Second mortgages	—	—	—	4,054	4,054	—
Non-real estate secured
Personal	186	4	190	12,564	12,754	—
Commercial	82	114	196	46,006	46,202	2
Agricultural	—	—	—	2,830	2,830	—
Total	$3,148	$3,627	$6,775	$442,044	$448,819	$107

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

The following is a summary of non-accrual loans at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Real estate secured
Residential 1-4 family	$873	$1,196
Multifamily	—	—
Construction and land loans	352	8
Commercial real estate:
Owner-occupied	2,493	2,038
Non-owner-occupied	—	2,004
Equity lines of credit	18	75
Farmland	940	142
Non-real estate secured
Personal	28	26
Commercial and agricultural	651	431
Total	$5,355	$5,920

The following is a summary of residential real estate currently in the process of foreclosure as well as foreclosed residential real estate as of September 30, 2019.

	Number	Balance
Real estate in the process of foreclosure	5	$736
Foreclosed residential real estate	6	753

The following tables represent a summary of credit quality indicators of the Company's loan portfolio at September 30, 2019 and December 31, 2018. The grades are assigned and/or modified by the Company's credit review and credit analysis departments based on the creditworthiness of the borrower and the overall strength of the loan.

The following tables provide the credit risk profile by internally assigned grade as of September 30, 2019 and December 31, 2018:

September 30, 2019	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$11,542	$—	$—	$561	$1,292	$336
Satisfactory	93,155	8,348	2,077	4,855	31,743	11,404
Acceptable	51,432	13,390	2,714	15,763	51,094	21,253
Special Mention	674	2,020	395	2,954	4,818	3,663
Substandard	5,136	—	4,337	454	7,277	1,510
Doubtful	—	—	—	—	—	—
Total	$161,939	$23,758	$9,523	$24,587	$96,224	$38,166

December 31, 2018	Residential 1-4 Family	Multifamily	Farmland	Construction, Land Loans	Commercial Real Estate- Owner Occupied	Commercial Real Estate Non-Owner Occupied
Quality	$12,991	$—	$—	$724	$1,632	$131
Satisfactory	107,925	4,276	2,736	5,314	39,679	13,046
Acceptable	37,036	13,700	3,617	13,349	47,963	21,073
Special Mention	1,696	402	—	1,565	2,720	3,615
Substandard	5,461	—	5,796	77	4,230	2,004
Doubtful	—	—	—	—	—	—
Total	$165,109	$18,378	$12,149	$21,029	$96,224	$39,869

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
However, these loans are not yet rated as loss because certain events may occur which would salvage the debt. Among these events are:

•	Injection of capital

•	Alternative financing

•	Liquidation of assets or the pledging of additional collateral.

Credit Risk Profile based on payment activity as of September 30, 2019:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$11,604	$31,661	$53,369	$2,967
Nonperforming (>90 days past due)	23	18	32	—
Total	$11,627	$31,679	$53,401	$2,967

Credit Risk Profile based on payment activity as of December 31, 2018:

	Consumer - Non Real Estate	Equity Line of Credit /Second Mortgages	Commercial - Non Real Estate	Agricultural - Non Real Estate
Performing	$12,750	$34,200	$46,088	$2,830
Nonperforming (>90 days past due)	4	75	114	—
Total	$12,754	$34,275	$46,202	$2,830

The following tables reflect the Bank's impaired loans at September 30, 2019:

September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,081	$4,081	$—	$4,409	$144
Equity lines of credit	—	—	—	2	—
Multifamily	—	—	—	101	—
Farmland	4,228	4,228	—	4,998	76
Construction, land development, other land loans	1,968	1,968	—	1,801	92
Commercial real estate- owner occupied	4,818	4,818	—	4,397	214
Commercial real estate- non owner occupied	62	62	—	16	—
Second mortgages	429	429	—	204	—
Non-real estate secured
Personal	42	42	—	22	98
Commercial and agricultural	283	283	—	530	29
Total	$15,911	$15,911	$—	$16,480	$653

September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$588	$588	$96	$481	$—
Equity lines of credit	—	—	—	33	—
Multifamily	—	—	—	206	—
Farmland	116	116	2	462	—
Construction, land development, other land loans	—	—	—	15	—
Commercial real estate- owner occupied	3,822	3,822	856	2,571	—
Commercial real estate- non owner occupied	1,527	1,527	302	2,520	—
Second mortgages	34	34	4	17	—
Non-real estate secured
Personal	4	4	3	16	—
Commercial and agricultural	1,041	1,041	784	988	13
Total	$7,132	$7,132	$2,047	$7,309	$13

The following tables reflect the Bank's impaired loans at December 31, 2018:

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance
Real estate secured
Residential 1-4 family	$4,325	$4,325	$—	$5,862	$134
Equity lines of credit	7	7	—	28	—
Multifamily	402	402	—	201	—
Farmland	5,681	5,681	—	3,084	10
Construction, land development, other land loans	1,635	1,635	—	1,700	2
Commercial real estate- owner occupied	5,332	5,332	—	3,442	9
Commercial real estate- non owner occupied	—	—	—	32	—
Second mortgages	100	100	—	155	—
Non real estate secured
Personal	—	—	—	48	9
Commercial and agricultural	317	317	—	411	20
Total	$17,799	$17,799	$—	$14,963	$184

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded
Real estate secured
Residential 1-4 family	$631	$631	$191	$353	$307
Equity lines of credit	105	105	80	53	6
Multifamily	—	—	—	—	—
Farmland	122	122	2	927	—
Construction, land development, other land loans	—	—	—	—	—
Commercial real estate- owner occupied	1,704	1,704	351	1,789	—
Commercial real estate- non owner occupied	3,686	3,686	844	3,789	45
Second mortgages	35	35	7	18	—
Non real estate secured
Personal	18	18	7	10	—
Commercial and agricultural	1,161	1,161	880	832	—
Total	$7,462	$7,462	$2,362	$7,771	$358

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by loan category and is segregated by impairment evaluation method as of and for the three- and nine-month periods ended September 30, 2019 and September 30, 2018.

Nine months ended September 30, 2019	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2018	$492	$25	$27	$1,022	$895	$13	$127	$11	$114	$957	$690	$4,373
Provision expense (credit) for credit losses	221	349	14	225	497	122	51	2	172	524	(690)	1,487
Charge-offs	170	202	—	—	657	89	75	—	262	501	—	1,956
Recoveries	(23)	—	(6)	—	(2)	(3)	—	(2)	(78)	(150)	—	(264)
Net charge-offs (recoveries)	147	202	(6)	—	655	86	75	(2)	184	351	—	1,692
Balance at September 30, 2019	$566	$172	$47	$1,247	$737	$49	$103	$15	$102	$1,130	$—	$4,168
Allowance allocated by impairment method:
Individually evaluated	$96	$—	$—	$856	$302	$4	$—	$2	$3	$784	$—	$2,047
Collectively evaluated	470	172	47	391	435	45	103	13	99	346	—	2,121
Loan balances by impairment method used:
Individually evaluated	$4,670	$—	$1,968	$8,640	$1,590	$464	$—	$4,343	$45	$1,324	$—	$23,044
Collectively evaluated	157,269	23,758	22,619	87,584	36,576	2,687	28,528	5,180	11,582	55,044	—	430,827
Balance at September 30, 2019	$161,939	$23,758	$24,587	$96,224	$38,166	$3,151	$28,528	$9,523	$11,627	$56,368	—	$453,871

Three months ended September 30, 2019	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at June 30, 2019	$663	$173	$55	$1,073	$757	$14	$148	$13	$112	$971	$264	$4,243
Provision for credit losses	(106)	201	(10)	174	(20)	123	(45)	—	131	364	(264)	548
Charge-offs	—	202	—	—	1	89	—	—	172	227	—	691
Recoveries	(9)	—	(2)	—	(1)	(1)	—	(2)	(31)	(22)	—	(68)
Net charge-offs (recoveries)	(9)	202	(2)	—	—	88	—	(2)	141	205	—	623
Balance at September 30, 2019	$566	$172	$47	$1,247	$737	$49	$103	$15	$102	$1,130	$—	$4,168

Nine months ended September 30, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at December 31, 2017	$133	$—	$1	$1,636	$955	$12	$—	$54	$265	$383	$515	$3,954
Provision for credit losses	254	—	(5)	(86)	(108)	(11)	490	(51)	18	(68)	109	542
Charge-offs	80	—	—	123	—	5	—	1	224	231	—	664
Recoveries	(38)	—	(5)	(18)	—	(5)	(1)	(2)	(127)	(198)	—	(394)
Net charge-offs (recoveries)	42	—	(5)	105	—	—	(1)	(1)	97	33	—	270
Balance at September 30, 2018	$345	$—	$1	$1,445	$847	$1	$491	$4	$186	$282	$624	$4,226
Allowance allocated by impairment method:
Individually evaluated	$202	$—	$—	$354	$847	$—	$165	$4	$1	$264	$—	$1,837
Collectively evaluated	143	—	1	1,091	—	1	326	—	185	18	624	2,389
Loan balances by impairment method used:
Individually evaluated	$6,907	$—	$1,667	$6,149	$3,539	$—	$110	$2,744	$1	$1,720	$—	$22,837
Collectively evaluated	170,707	17,311	20,807	84,703	32,972	4,332	31,382	9,791	13,469	44,939	—	430,413
Balance at September 30, 2018	$177,614	$17,311	$22,474	$90,852	$36,511	$4,332	$31,492	$12,535	$13,470	$46,659	—	$453,250

Three months ended September 30, 2018	Residential 1-4 Family	Multifamily	Construction and Land Loans	Commercial Owner Occupied	Commercial Non-Owner Occupied	Second Mortgages	Equity Line of Credit	Farmland	Personal and Overdrafts	Commercial and Agricultural	Unallocated	Total
Allowance for loan losses:
Balance at June 30, 2018	$230	$—	$58	$993	$397	$1	$357	$296	$216	$643	$947	$4,138
Provision for credit losses	166	—	(60)	478	450	(1)	134	(292)	20	(374)	(323)	198
Charge-offs	55	—	—	27	—	—	—	—	91	4	—	177
Recoveries	(4)	—	(3)	(1)	—	(1)	—	—	(41)	(17)	—	(67)
Net charge-offs (recoveries)	51	—	(3)	26	—	(1)	—	—	50	(13)	—	110
Reclassification of reserve for unfunded commitments	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2018	$345	$—	$1	$1,445	$847	$1	$491	$4	$186	$282	$624	$4,226

The Company's credit administration personnel and senior financial officers are responsible for tracking, coding, and monitoring loans that become Troubled Debt Restructurings ("TDRs"). Concessions are made to existing borrowers in the form of modified interest rates and / or payment terms. The loans are segregated for regulatory and external reporting. Each specific TDR is reviewed to determine if the accrual of interest should be discontinued and also reviewed for impairment. The Company's senior credit officer performs this analysis on a quarterly basis in addition to determining any other loans that are impaired within the loan portfolio. The Company had a total of $8,516 and $11,546 of loans categorized as troubled debt restructurings as of September 30, 2019 and December 31, 2018, respectively. Interest is accrued on TDRs if the loan is otherwise not impaired and the full collection of principal and interest under the modified terms is still deemed probable.

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

The following table identifies restructurings completed during the nine-month period ended September 30, 2019 that represent new TDRs.

Number	Pre-Modification Recorded Investment	Post-Modification Recorded Investment

Below Market Rate
Farmland	1	$754	$754
Commercial real estate-owner occupied	2	1,258	1,258
Commercial	4	449	449
Total	7	$2,461	$2,461

The following table identifies restructurings completed during the nine-month period ended September 30, 2018 that represented new TDRs.

Below Market Rate
Residential 1-4 family	3	$549	$549
Farmland	1	115	115
Commercial real estate-owner occupied	2	1,023	1,023
Commercial Real Estate-non owner occupied	4	2,524	2,524
Total	10	$4,211	$4,211

There were no defaults in the nine-month periods ending September 30, 2019 and September 30, 2018 of TDRs modified in the previous 12 months.

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
A loan is considered impaired and an allowance for loan losses is established on loans for which it is probable that the full collection of principal and interest is in doubt. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value based on a recent appraisal, liquidation value and/or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2019 and December 31, 2018, all impaired loans were evaluated based on either the fair value of the collateral or the discounted cash flows.
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

Loans Held for Sale

The Company's mortgage division originates certain single family, residential first mortgage loans for sale to a third party broker. Loan sale activity is summarized below. Loans are typically sold to investors within 20 days of closing. Management has concluded that the carrying amounts approximate the fair values of loans held for sale.

	Nine months ended September 30,
	2019	2018
Loans held for sale at end of period	$233	$1,614
Proceeds from sales of mortgage loans originated for sale	5,485	13,855
Gain on sales of mortgage loans originated for sale	150	268

Note 6  -  Income Taxes

Income tax expense at statutory rates for the three- and nine-month periods ended September 30, is shown below, with adjustments needed to determine income tax expense recorded in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Tax expense at statutory rate	$226	$290	$644	$699
Increase (decrease) in tax expense resulting from:
Tax-exempt interest	(27)	(27)	(85)	(85)
Other, net	32	26	29	92
Income tax expense	$231	$289	$588	$706
Statutory corporate federal income tax rate	21%	21%	21%	21%

Note 7  - Capital Requirements

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

The following table presents the capital ratios for the Bank only.

	September 30, 2019	December 31, 2018
Tier 1 leverage	9.81%	9.14%
Tier 1 risk-based	13.12%	12.31%
Total risk-based	14.08%	13.30%
Common equity tier 1	13.12%	12.31%

Note 8 – Stock and Earnings Per Share

Earnings per common share is computed using the weighted average outstanding shares for the three- and nine-month periods ended September 30, 2019 and 2018. The following provides information for the calculation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
(thousands, except per share information)	2019	2018	2019	2018
Net income available to common stockholders	$846	$1,091	$2,477	$2,624
Weighted average common shares outstanding	8,199	8,199	8,199	8,199
Total shares outstanding including assumed conversion of preferred securities	10,343	10,303	10,343	10,326
Basic earnings per common share	$0.10	$0.13	$0.30	$0.32
Fully diluted earnings per share (including convertible preferred shares outstanding and restricted stock)	0.08	0.11	0.24	0.25
At the 2018 annual meeting, stockholders approved the 2018 Restricted Stock Plan, which authorized the board's Compensation Committee to issue up to 250,000 shares of Common Stock in grants of restricted stock and restricted stock unit awards to eligible employees. A total of 52,000 shares have been issued under the 2018 Restricted Stock Plan as of September 30, 2019.

Note 9 – Commitments and Contingencies

The Bank is a party to various financial instruments with off-balance sheet risk arising in the normal course of business to meet the financing needs of its customers. Those financial instruments include commitments to extend credit and standby letters of credit.
At September 30, 2019, unused commitments totaled $52,737, compared to $56,726 at December 31, 2018. Standby letters of credit totaled $1,656 at September 30, 2019 and $3,477 at December 31, 2018.

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

The following tables summarize the Company's available for sale securities portfolio measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy.

September 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$10,089	$—	$10,089
Mortgage backed securities	—	41,822	—	41,822
SBA pools	—	4,561	—	4,561
Total available for sale securities	$—	$56,472	$—	$56,472

December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value

State and political subdivisions	$—	$12,836	$—	$12,836
Mortgage backed securities	—	50,554	—	50,554
SBA pools	—	5,241	—	5,241
Total available for sale securities	$—	$68,631	$—	$68,631

Recurring - Derivatives
The Company has entered into interest rate swaps related to customer loan transactions to manage its interest rate risk. Interest rate swaps, which had a notional value of $12,890 as of September 30, 2019 and December 31, 2018, are recorded at fair value, based on third party pricing models that are sensitive to market observable data and are therefore classified as level 2 values. The fair value of derivative financial instruments as of September 30, 2019 totaled $413, compared to $38 at December 31, 2018.

Non Recurring - Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including recently appraised collateral value and /or tax assessed value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2019 and December 31, 2018, all of the total impaired loans were evaluated based on the fair value of the collateral or the present value of the future cash flows. The Company frequently obtains appraisals prepared by external professional appraisers and applies discounts ranging from 8% to 40% depending on type of property, condition, location, etc. The Company also, in certain instances, prepares internally generated valuations from on-site inspections, third-party valuation models or other information.

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

The following table summarizes the Company's assets at fair value on a non-recurring basis as of September 30, 2019 and December 31, 2018, segregated by the level of the valuation inputs within the fair value hierarchy. The tables disclose the recorded investment of impaired loans requiring a specific allowance.

September 30, 2019	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,085	$5,085
OREO	—	—	2,484	2,484
Real estate held for sale	—	—	590	590

December 31, 2018	Level 1	Level 2	Level 3	Fair Value
Impaired loans	$—	$—	$5,100	$5,100
OREO	—	—	2,212	2,212
Real estate held for sale	—	—	817	817

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis for which the Company uses level 3 inputs to determine fair value:

		Quantitative Information about Level 3 Fair Value Measurements
	12/31/18	9/30/2019	Valuation Techniques	Unobservable Input (2)	Range
OREO, net	$2,212	$2,484	Appraisal of collateral (1)	Appraisal adjustments	0% to 20%
				Liquidation expenses	0% to 10%
Real estate held for sale	$817	$590	Appraisal of collateral (1)	Appraisal adjustments	0% to 20%
				Liquidation expenses	0% to 10%
Impaired loans	$5,100	$5,085	Fair value of collateral –real estate (1), (3)	Appraisal adjustments	0% to 100%
			Fair value of collateral –equipment, inventory, other (1), (3)	Appraisal adjustments	25% to 80%
				Liquidation expenses	0% to 12%

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
(3)  Includes qualitative adjustments by management.

Fair Value of Financial Instruments

The carrying amounts and fair values of the Company's financial instruments at September 30, 2019 and December 31, 2018 were as follows:

		September 30, 2019		December 31, 2018
	Fair Value Inputs	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	(1)	$22,875	$22,875	$30,066	$30,066
Securities available for sale	Level 2	56,472	56,472	68,631	68,631
Other investments	(2)	1,493	1,493	2,774	2,774
Loans, net	Level 2	449,071	447,818	443,748	429,289
Interest rate swaps	Level 2	413	413	38	38
Deposits	Level 2	510,105	463,409	502,816	422,570
Other short-term borrowings	Level 2	—	—	30,000	30,142
Long-term debt	Level 2	54	53	93	89
(1) - management believes the carrying value of cash and cash equivalents is a reasonable estimate of fair value
(2) - other investments include Federal Home Loan Bank stock, Federal Reserve Bank stock, and equity investments in Community Bankers Bank and Pacific Coast Bankers Bank; the carrying value of those securities approximates fair value based on the redemption provisions of those counterparties

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Consolidated net income totaled $846,000 for the three-month period ended September 30, 2019, compared to $1,091,000 for the three-month period ended September 30, 2018. The large reduction resulted from a significant increase in provision expense.

Consolidated net income for the nine-month period ended September 30, 2019 totaled $2.5 million compared to $2.6 million for the comparable period of 2018. The increase in provision expense during 2019 was partially offset by lower noninterest expense.

The following table provides summarized income statements for the three and nine-month periods ended September 30, 2019.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net interest income	$5,302	$5,218	$15,493	$15,239
Provision expense	548	198	1,487	542
Noninterest income	975	1,068	2,798	3,139
Noninterest expense	4,652	4,708	13,739	14,506
Income before income taxes	1,077	1,380	3,065	3,330
Income tax expense	231	289	588	706
Net income	$846	$1,091	$2,477	$2,624

Comparison of Third Quarter 2019 to Third Quarter 2018

Net interest income for the three-month period ended September 30, 2019 increased $84,000 or 1.6 percent compared to the three months ended September 30, 2018 primarily due to improved loan interest income and lower FHLB interest expense, which more than offset the increase in deposit interest expense.

Average loan balances for the three months ended September 30, 2019 increased $4.9 million or 1.1 percent compared to the three month period ended September 30, 2018. Average securities balances declined $10.5 million or 14.2 percent during the same period. The yield on average interest-earning assets was 4.68 percent for the three-month period ended September 30, 2019 compared to 4.57 percent in the same period of 2018.

Average interest-bearing liabilities decreased $5.1 million in the three months ended September 30, 2019, when compared to the same period of 2018, as the impact of the FHLB advance repayment more than offset the $18.4 million growth in interest-bearing deposits. The average rate on interest-bearing liabilities increased from 0.83 percent in the three month period ended September 30, 2018, to 1.16 percent for the three months ended September 30, 2019 due to growth in time deposits and upward pressure on deposit rates.

The net interest margin declined from 3.97 percent in the three-month period ended September 30, 2018, to 3.84 percent for the three months ended September 30, 2019. The net interest margin continues to experience gradual tightening as demand for time deposit products continues and existing time deposits reprice at current rates. The reduction in the net interest margin was softened somewhat by the repayment of $30.0 million in FHLB advances during the third quarter of 2019.

The provision for loan losses for the three-month period ended September 30, 2019 totaled $548,000, compared to $198,000 during the corresponding period of 2018. Net charge-offs for the three-month period ended September 30, 2019 totaled $623,000 compared to net charge-offs of $110,000 recorded during the same period of 2018. Net charge-offs during the third quarter of 2019 represent 0.56 percent of loans outstanding. The large increase in net charge-offs in the three-month period ended September 30, 2019 includes $373,000 of charge-offs on various loans within two specific relationships.

During the third quarter of 2019, noninterest income decreased $93,000 compared to the corresponding period for 2018. Most of the reduction related to service charge income and mortgage income, primarily due to lower bad check income and lower secondary marketing income. Smaller reductions were noted in other service charges, commissions and fees.

Total noninterest expense for the three-month period ended September 30, 2019 decreased $56,000 from the comparable period in 2018. Salaries and employee benefits decreased $85,000 for the three months ended September 30, 2019 as compared to the prior year period. Occupancy expense was down due to lower rental expense associated with the mortgage origination offices. OREO-related expenses decreased during the three-month period ended September 30, 2019, when compared to the comparable period in 2018 due to lower net losses recorded on properties sold during the quarter.

Other noninterest expense increased $110,000 during the three-month period ended September 30, 2019. For the current quarter, other noninterest expense includes $426,000 of merger-related expenses, primarily legal expenses and professional services resulting from the proposed merger.

The annualized return on average equity was 5.63 percent for the three-month period ended September 30, 2019, compared to 7.94 percent for the corresponding period of 2018. Annualized return on average assets for the three months ended September 30, 2019 was 0.58 percent compared to 0.74 percent for the three months ended September 30, 2018.

Comparison of Year-to-Date 2019 to Year-to-Date 2018

Net interest income increased $254,000 during the first nine months of 2019 when compared to the same period of 2018, the result of higher loan interest income, higher fed funds interest income and lower FHLB interest expense, partially offset by higher deposit interest expense.

The provision for loan losses was $1.5 million during the first nine months of 2019, compared to $542,000 during the same period of 2018. Higher provision expense during 2019 results from increased net charge-offs and recent loan growth, particularly among construction and commercial loans. Net charge-offs for the first nine months of 2019 totaled $1.7 million or 0.50 percent of loans held for investment, compared to $270,000 during the same period of 2018. The net charge-offs for 2019 include $1.1 million of charge-offs related to four specific exposures.

Noninterest income declined $341,000 during the first nine months of 2019. Other service charges and fees declined $141,000 primarily due to lower financial services income. Mortgage banking income declined $118,000 resulting from the reorganization and shrinkage of the mortgage division. Other operating income declined $56,000 due to a non-recurring swap-related fee recognized during 2018.

Noninterest expense decreased $767,000 during the first nine months of 2019, when compared to the same period of 2018. Salaries and employee benefits declined $171,000 during the first nine months of 2019, the result of the reorganization within the mortgage division, net of higher health care costs. Occupancy expense decreased $318,000 due to lower lease, depreciation, insurance and equipment maintenance expense. OREO-related expenses decreased $184,000 during 2019 due to lower writedowns resulting from updated appraisals and losses recorded upon liquidation of foreclosed properties. Other noninterest expense decreased $94,000 during the first nine months of 2019. During 2019, other noninterest expense included $558,000 of merger-related expenses, primarily legal and professional services. During 2018, other noninterest expense included $235,000 in writedowns of real estate held for sale.

Income tax expense declined $118,000 during the first nine months of 2019 due to lower pre-tax income.

The annualized return on average equity was 6.33 percent for the nine-month period ended September 30, 2019, compared to 6.48 percent for the corresponding period of 2018. Annualized return on average assets for the nine months ended September 30, 2019 was 0.62 percent compared to 0.60 percent for the nine months ended September 30, 2018.

Financial Position

Investment securities available for sale totaled $56.5 million at September 30, 2019, compared to $68.6 million at December 31, 2018. Investment securities available for sale at September 30, 2019 included mortgage-backed securities/CMOs (74.1 percent of the total securities portfolio), municipal securities (17.9 percent), and SBA loan pools (8.1 percent).  There were no investment securities held to maturity at September 30, 2019 or December 31, 2018. The reduction since December 31, 2018 results from scheduled maturities, calls and sales undertaken to generate liquidity to fund repayment of the FHLB advances during the third quarter.

Other investments include investments in the Federal Reserve Bank of Richmond, Federal Home Loan Bank of Atlanta (FHLB), Pacific Coast Bankers Bank, and Community Bankers Bank. These investments had a carrying value of $1.5 million at September 30, 2019, compared to $2.8 million at December 31, 2018, and are considered to be non-marketable as the Company is required to hold these investments, and the only market for these investments is the issuer. The reduction since December 31, 2018 resulted from the repurchase of FHLB stock following repayment of the advances that matured during the third quarter.

Loans, net of deferred fees, totaled $453.2 million at September 30, 2019, compared to $448.1 million at December 31, 2018. Loan demand was relatively weak during the first quarter of 2019, but more robust growth during the second and third quarters resulted in a modest increase in loans as of September 30, 2019.

Deposits at September 30, 2019 totaled $510.1 million, a $7.3 million increase since December 31, 2018. Despite the increase in total deposits during 2019, the Company has experienced reductions among non-interest bearing deposits, which have declined $2.1 million since December 31, 2018. Interest bearing deposits have increased $9.4 million since December 31, 2018.

The Company's loan to deposit ratio was 88.9 percent at September 30, 2019 compared to 89.1 percent at December 31, 2018, reflecting the combined impact of weak loan growth and more robust deposit growth during the nine-month period ended September 30, 2019.

During the quarter ended September 30, 2019, the Company repaid 30.0 million in FHLB advances that matured in August 2019. The Company continues to maintain security agreements with the FHLB that allow it to borrow when needed, using 1-4 family residential mortgage, commercial real estate, equity lines of credit and multi-family loans as collateral.

Non-performing assets include non-accrual loans, loans contractually past due 90 days or more and still accruing interest and other real estate owned. Non-performing assets were $8.0 million or 1.76 percent of loans held for investment and OREO at September 30, 2019, compared to $8.2 million or 1.83 percent of loans held for investment and OREO at December 31, 2018.  The Company continues its efforts to manage non-accrual exposures and liquidate other real estate owned.

At September 30, 2019, other real estate owned (OREO) totaled $2.5 million and consisted of 19 relationships. At December 31, 2018 OREO balances were $2.2 million and consisted of 20 relationships. The $272,000 increase in OREO since December 31, 2018 resulted from foreclosures of collateral securing loans previously classified as nonaccrual, net of writedowns and proceeds received.

As of September 30, 2019, the Company had loans with a total balance of $736,000 that were in process of foreclosure. While the Company believes the related loans are generally well-secured, the ability to sell other real estate owned continues to be negatively affected by limited demand in certain of the Company's market areas, and future appraisal values may require additional writedowns once the properties are foreclosed.

The following chart details each category type, number of relationships, and balance.

	September 30, 2019		December 31, 2018
Balance in thousands	Number	Balance	Number	Balance
Land development/vacant land	9	$657	8	$308
1-4 family residential mortgage	6	753	9	785
Commercial real estate	4	1,074	3	1,119
Total	19	$2,484	20	$2,212

Marketability of OREO properties differs considerably between the Company's various market areas. The following table provides information about properties owned in each geographic area, the number of individual properties and book value.

	September 30, 2019		December 31, 2018
Balance in thousands	Number	Balance	Number	Balance
Sevierville and Knoxville TN	1	$71	1	$71
Southwest VA and Tri-City TN	15	2,114	17	2,089
Boone and Banner Elk NC	3	299	2	52
Total	19	$2,484	20	$2,212

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

The Company continually monitors the loan portfolio for signs of credit weaknesses or developing collection problems. Loan loss provisions for each period are determined after evaluating the loan portfolio and determining the level necessary to absorb current charge-offs and maintain the reserve at adequate levels. The Company's allowance for loan losses at September 30, 2019 was 0.92 percent of total loans compared to 0.98 percent at December 31, 2018. The reduction in the allowance for loan losses since December 31, 2018 reflects the impact of charge-offs of previously impaired loans recorded during the first three quarters of 2019. At September 30, 2019, management concluded that the Company's allowance for loan losses is adequate based on the requirements of accounting principles generally accepted in the United States of America.

Liquidity and Capital Resources

Total stockholders' equity of the Company was $61.4 million at September 30, 2019, compared to $56.6 million at December 31, 2018. The change in stockholders' equity during 2019 reflects current retained earnings and a reduction in accumulated other comprehensive loss related to the Company's available for sale securities portfolio.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital and tier 1 capital to risk-weighted assets (as defined in the regulations), tier 1 capital to adjusted total assets (as defined), and tier 1 common equity (as defined). As of September 30, 2019, each of the Bank's capital ratios exceeded the required level to be classified as well-capitalized. See Note 7 for a more detailed discussion of the Bank's regulatory capital ratios.

Liquidity is the ability to provide sufficient cash levels to meet financial commitments and to fund loan demand and deposit withdrawals. The Company and subsidiary Bank maintain a significant level of liquidity in the form of cash and cash equivalents ($22.9 million as of September 30, 2019) and unrestricted investment securities available for sale ($20.7 million as of September 30, 2019). Cash and cash equivalents are immediately available for satisfaction of deposit withdrawals, customer credit needs, and operations of the Bank. The Bank also maintains access to credit with both the Federal Home Loan Bank and other correspondent financial institutions. Unencumbered investment securities available for sale represent a secondary level of liquidity available for conversion to liquid funds in the event of extraordinary needs. The Company believes that it maintains sufficient liquidity to meet its current and projected requirements and needs.

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

•
risks related to the proposed merger with First Community Bankshares, including the risk the proposed transaction is not approved by the regulatory authorities or the shareholders, and the risks related to the conversion of the Company's systems to those of First Community Bankshares;

•	deterioration in the housing market and collateral values;

•	our inability to assess the creditworthiness of our loan portfolio and maintain a sufficient allowance for loan losses;

•	our inability to maintain adequate sources of funding and liquidity, including secondary sources such as Federal Home Loan Bank advances;

•	our ability to attract and maintain capital levels adequate to support our asset levels and risk profile;

•	our successful management of interest rate risk and changes in interest rates and interest rate policies;

•	reliance on our management team, including our ability to attract and retain key personnel;

•	our ability to successfully manage our strategic plan;

•	difficult market conditions in our industry;

•	problems with technology utilized by us;

•	our ability to successfully manage third-party vendors upon whom we are dependent;

•	competition with other banks and financial institutions, and companies outside of the banking industry, including those companies that have substantially greater access to capital and other resources;

•	potential impact on us of recently enacted legislation and future regulation;

•	changes in accounting policies or standards;

•	demand, development and acceptance of new products and services; and,

•	changing trends in customer profiles and behavior.

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

There have not been any changes in the Company's internal controls over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 23, 2015, James M. Brock and Jean W. Brock (together, "Brock") filed a complaint in the Circuit Court of Grayson County, Virginia, alleging that the Bank acted negligently when it foreclosed on property adjacent to the Brock's property and allegedly failed to remediate the foreclosed property, allegedly causing damage to Brock's property. Brock seeks damages of $200,000 plus prejudgment interest, attorneys' fees, and costs. The Bank denies any wrongdoing in this matter and intends to vigorously defend itself. On October 24, 2019, the complaint was stricken from the court docket due to inactivity.

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
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHLANDS BANKSHARES, INC
(Registrant)

Date: November 14, 2019	By:	/s/ Bryan T. Booher
Bryan T. Booher
Interim Chief Executive Officer

Date: November 14, 2019		/s/ John H. Gray
John H. Gray
Chief Financial Officer

Exhibit Index
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Statement of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Stockholders' Equity and (vi) related notes (furnished herewith).